Form 10-Q
period 2015-03-31
Restaurant Brands International Limited Partnership
filed 2015-05-05
CIK 1618755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36787

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Ontario	98-1206431
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

226 Wyecroft Road Oakville, Ontario	L6K 3X7
(Address of Principal Executive Offices)	(Zip Code)

(905) 845-6511

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one);

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2015, there were 265,041,783 Class B exchangeable limited partnership units and 202,006,067 Class A common units.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDARIES

PART I — Financial Information

Item 1. Financial Statements

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(unaudited)

	As of
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,021.6	$1,803.2
Restricted cash and cash equivalents	—	84.5
Trade and notes receivable, net of allowance of $18.0 million and $20.1 million, respectively	361.5	439.9
Inventories and other current assets, net	196.5	193.8
Advertising fund restricted assets	44.4	53.0
Deferred income taxes, net	96.8	85.6

Total current assets	1,720.8	2,660.0

Property and equipment, net of accumulated depreciation of $253.0 million and $226.7 million, respectively	2,400.5	2,539.6
Intangible assets, net	8,819.7	9,441.1
Goodwill	5,360.2	5,851.3
Net investment in property leased to franchisees	135.1	140.5
Other assets, net	937.6	531.5

Total assets	$19,373.9	$21,164.0

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$233.9	$223.0
Accrued advertising	35.7	25.9
Other accrued liabilities	463.5	318.4
Gift card liability	125.9	187.0
Advertising fund liabilities	40.2	45.6
Current portion of long term debt and capital leases	39.1	1,124.9

Total current liabilities	938.3	1,924.8

Term debt, net of current portion	8,961.0	8,936.7
Capital leases, net of current portion	161.5	175.7
Other liabilities, net	743.1	644.1
Deferred income taxes, net	1,756.3	1,862.1

Total liabilities	12,560.2	13,543.4

Commitments and Contingencies

Partnership preferred units; $43.775848 par value; 68,530,939 units authorized, issued and outstanding at March 31, 2015 and December 31, 2014	3,297.0	3,297.0

Partners’ capital:
Class A common units - 202,006,067 units issued and outstanding at March 31, 2015 and December 31, 2014	1,967.6	1,982.9
Partnership exchangeable units - 265,041,783 units issued and outstanding at March 31, 2015 and December 31, 2014	2,561.5	2,596.0
Accumulated other comprehensive income (loss)	(1,014.7)	(256.6)

Total Partners’ capital	3,514.4	4,322.3
Noncontrolling interests	2.3	1.3

Total equity	3,516.7	4,323.6

Total liabilities, Partnership preferred units and equity	$19,373.9	$21,164.0

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions of U.S. dollars, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Sales	$499.5	$18.5
Franchise and property revenues	432.5	222.4

Total revenues	932.0	240.9
Cost of sales	436.5	15.5
Franchise and property expenses	130.0	37.4
Selling, general and administrative expenses	111.0	48.2
(Income) loss from equity method investments	(2.8)	4.0
Other operating expenses (income), net	35.5	4.5

Total operating costs and expenses	710.2	109.6

Income from operations	221.8	131.3
Interest expense, net	123.9	50.0
(Gain) loss on early extinguishment of debt	(0.3)	—

Income (loss) before income taxes	98.2	81.3
Income tax expense	47.3	20.9

Net income (loss)	50.9	60.4

Net income (loss) attributable to noncontrolling interests (Note 13)	1.0	—
Partnership preferred unit distributions	68.7	—

Net income (loss) attributable to common unitholders/shareholders	$(18.8)	$60.4

Earnings (loss) per unit / share - basic (Note 5):
Class A common units	$(0.04)	—
Partnership exchangeable units	$(0.04)	—
Common shares	$—	$0.17
Earnings (loss) per unit / share - diluted (Note 5):
Class A common units	$(0.04)	—
Partnership exchangeable units	$(0.04)	—
Common shares	$—	$0.17
Weighted average units / shares outstanding - basic (Note 5):
Class A common units	202.0	—
Partnership exchangeable units	265.0	—
Common shares	—	352.2
Weighted average units / shares outstanding - diluted (Note 5):
Class A common units	202.0	—
Partnership exchangeable units	265.0	—
Common shares	—	359.2
Distributions per common unit	$0.09	—
Dividends per common share	—	$0.07

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$50.9	$60.4

Foreign currency translation adjustment	(1,091.8)	(0.6)
Net change in fair value of net investment hedges, net of tax of $(68.1) and $0.2	386.2	(0.2)
Net change in fair value of cash flow hedges, net of tax of $19.4 and $21.7	(53.9)	(34.2)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(0.6) and $(0.8)	1.5	1.2
Pension and post-retirement benefit plans, net of tax of $0.1 and $0	(0.1)	—
Amortization of prior service (credits) costs, net of tax of $0.3 and $0	(0.4)	—
Amortization of actuarial (gains) losses, net of tax of $(0.3) and $0.2	0.4	(0.5)

Other comprehensive income (loss)	(758.1)	(34.3)

Comprehensive income (loss)	(707.2)	26.1

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(In millions of U.S. dollars, except per share data)

(unaudited)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2014	202.0	$1,982.9	265.0	$2,596.0	$(256.6)	$1.3	$4,323.6
Preferred unit distributions	—	(29.7)	—	(39.0)	—	—	(68.7)
Distributions declared on Class A common units ($0.09 per unit)	—	(18.2)	—	—	—	—	(18.2)
Distributions declared on partnership exchangeable units ($0.09 per unit)	—	—	—	(23.8)	—	—	(23.8)
Capital contribution from RBI Inc.	—	11.0	—	—	—	—	11.0
Net income (loss)	—	21.6	—	28.3	—	1.0	50.9
Other comprehensive income (loss)	—	—	—	—	(758.1)	—	(758.1)

Balances at March 31, 2015	202.0	$1,967.6	265.0	$2,561.5	$(1,014.7)	$2.3	$3,516.7

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$50.9	$60.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50.9	16.4
(Gain) loss on early extinguishment of debt	(0.3)	—
Amortization of deferred financing costs and debt issuance discount	7.0	14.9
(Income) loss from equity method investments	(2.8)	4.0
Loss (gain) on remeasurement of foreign denominated transactions	18.1	0.5
Amortization of defined benefit pension and postretirement items	—	(0.8)
Net losses (gains) on derivatives	15.0	2.0
Net losses (gains) on refranchisings and dispositions of assets	1.2	1.8
Bad debt expense (recoveries), net	2.2	0.5
Share-based compensation expense	15.5	2.8
Amortization of cost of sales step-up	4.7	—
Deferred income taxes	(38.0)	9.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Reclassification of restricted cash to cash and cash equivalents	79.2	—
Trade and notes receivable	55.6	12.6
Inventories and other current assets	(0.8)	6.0
Accounts and drafts payable	24.4	9.9
Accrued advertising	(0.2)	(11.7)
Other accrued liabilities	4.3	1.4
Other long-term assets and liabilities	(25.1)	(4.5)

Net cash provided by operating activities	261.8	125.3

Cash flows from investing activities:
Payments for property and equipment	(29.4)	(3.4)
Proceeds (payments) from refranchisings, disposition of assets and restaurant closures	4.5	(4.5)
Return of investment on direct financing leases	4.0	3.9
Settlement of derivatives	52.1	—
Other investing activities, net	1.5	(0.2)

Net cash provided by (used for) investing activities	32.7	(4.2)

Cash flows from financing activities:
Repayments of term debt, Tim Hortons Notes and capital leases	(1,020.6)	(19.1)
Dividends paid on common stock	—	(24.6)
Capital contribution from RBI Inc.	2.1	—
Other financing activities	1.4	—

Net cash provided by (used for) financing activities	(1,017.1)	(43.7)

Effect of exchange rates on cash and cash equivalents	(59.0)	(1.2)
Increase (decrease) in cash and cash equivalents	(781.6)	76.2
Cash and cash equivalents at beginning of period	1,803.2	786.9

Cash and cash equivalents at end of period	$1,021.6	$863.1

Supplemental cashflow disclosures:
Interest paid	$88.5	$14.4
Income taxes paid	$42.9	$11.3
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$4.5	$—

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions unless noted otherwise)

Note 1. Description of Business and Organization

Description of Business

Restaurant Brands International Limited Partnership (“Partnership,” “we,” “us” and “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Partnership is a successor issuer to Burger King Worldwide, Inc. (“Burger King Worldwide”). Partnership is the indirect parent of The TDL Group Corp. (f/k/a Tim Hortons ULC and Tim Hortons Inc.) (“Tim Hortons”), a limited company existing under the laws of British Columbia that franchises and operates quick service restaurants that serve premium coffee and other beverage and food products under the Tim Hortons® brand and Burger King Worldwide, a Delaware corporation that franchises and operates fast food hamburger restaurants principally under the Burger King® brand. We are one of the world’s largest quick service restaurant, or QSR, chains as measured by the total number of restaurants. As of March 31, 2015, we franchised or owned a total of 19,111 restaurants in approximately 100 countries and U.S. territories worldwide. Approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

We are a limited partnership organized under the laws of Ontario and a subsidiary of Restaurant Brands International Inc. (“RBI”). RBI is our sole general partner. As our general partner, RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership in accordance with the partnership agreement (“partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.

The following table outlines our restaurant count and activity, by brand and consolidated, for the periods indicated.

	Tim Hortons	Burger King	System Wide
Total restaurants - December 31, 2014	4,671	14,372	19,043
Openings	63	102	165
Closures	(10)	(87)	(97)

Total restaurants - March 31, 2015	4,724	14,387	19,111

Excluded from the table above are 255 primarily licensed Tim Hortons locations in the Republic of Ireland and the United Kingdom as of March 31, 2015.

All references to USD or $ are to United States dollars, and all references to C$ are to Canadian dollars.

Note 2. Basis of Presentation and Consolidation

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 12, 2015.

The Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All material intercompany balances and transactions have been eliminated in consolidation. Investments in other affiliates that are owned 50% or less where we have significant influence are accounted for by the equity method.

We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. Our most significant variable interests are Tim Hortons advertising funds and in entities that operate restaurants under our subsidiaries’ franchise arrangements and certain equity method investees that operate as master franchisees. Our maximum exposure to loss resulting from involvement with potential VIEs is attributable to trade and notes receivable balances, outstanding loan guarantees and future lease payments, where applicable.

We do not have any ownership interests in our franchisees’ businesses, except for investments in various entities that are accounted for under the equity method. Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. Tim Hortons previously also entered into interest-free financing in connection with a Franchise Incentive Program (“FIP Note”) with certain U.S. restaurant owners whereby restaurant owners finance the initial franchise fee and purchase of restaurant assets. In both operator and FIP arrangements, we perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). Additionally, Tim Hortons participates in advertising funds which, on behalf of Tim Hortons Company restaurants and franchise restaurants, collect contributions and administer funds for advertising and promotional programs. Tim Hortons is the sole shareholder (Canada) and sole member (U.S.) in these funds, and is the primary beneficiary of these funds (the “Advertising VIEs”). As Burger King franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our Financial Statements and Notes to the Financial Statements. Management adjusts such estimates and assumptions when facts and circumstances dictate. Such estimates and assumptions may be affected by volatile credit, equity, foreign currency, energy markets and declines in consumer spending. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

During the three months ended March 31, 2015, amounts previously classified as restricted cash were reclassified to cash and cash equivalents as a result of removing contractual restrictions and our intent to no longer classify this cash as restricted. This reclassification is reflected as a source of cash provided by operating activities in the consolidated statement of cash flows for the three months ended March 31, 2015.

Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income.

Note 3. The Transactions

On December 12, 2014 (the “Closing Date”), a series of transactions (the “Transactions”) were completed resulting in Partnership indirectly acquiring Burger King Worldwide and Tim Hortons (the “Acquisition”). The Acquisition was accounted for as a business combination using the acquisition method of accounting and Burger King Worldwide was determined to be the accounting acquirer. The primary reason for the Acquisition was to create one of the world’s largest quick service restaurant companies.

Upon completion of the Transactions, Partnership issued to RBI 202.0 million Class A common units and 68,530,939 Partnership preferred units. In connection with the Transactions, Partnership also issued 265.0 million Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”) to former holders of Burger King Worldwide common stock.

The total consideration paid in the Acquisition was $11,294.9 million and the purchase price allocation shown in the table below reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired at the Closing Date during the measurement period. Measurement period adjustments will be applied retrospectively to the Closing Date. During the three months ended March 31, 2015, no revisions to the preliminary purchase price allocation were made.

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

Note 4. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends accounting guidance on revenue recognition. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. In early 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard. The accounting standards update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this accounting standards update on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the accounting standards update on our ongoing financial reporting.

In February 2015, the FASB issued an accounting standards update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early application permitted. We are currently evaluating the impact the adoption of this accounting standards update will have on our financial statements.

In April 2015, the FASB issued an accounting standards update that changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early application permitted. Other than the change in presentation, this accounting standards update will not have an impact on our consolidated financial position, results of operations or cash flows.

Note 5. Earnings (Loss) Per Unit/Share

As a result of the reorganization of Burger King Worldwide into Partnership following the Transactions, Partnership uses the two-class method in the computation of earnings per unit. Pursuant to the terms of the partnership agreement, RBI, as the holder of the Class A common units, is entitled to receive distributions from Partnership in an amount per unit equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Partnership exchangeable units are entitled to receive distributions from Partnership in an amount per unit equal to the dividends payable by RBI on each RBI common share. Partnership’s net income available to common unitholders is allocated between the Class A common units and Partnership exchangeable units on a fully-distributed basis and reflects residual net income after noncontrolling interests and Partnership preferred unit distributions. Basic and diluted earnings per Class A common unit is determined by dividing net income allocated to Class A common unitholders by the weighted average number of Class A common units outstanding for the period. Basic and diluted earnings per Partnership exchangeable unit is determined by dividing net income allocated to the Partnership exchangeable units by the weighted average number of Partnership exchangeable units outstanding during the period.

During the three months ended March 31, 2015, the net income (loss) allocated to Partnership exchangeable units was calculated as 56.7% of net income (loss) attributable to common unitholders. The weighted average Partnership exchangeable units for the three months ended March 31, 2015 reflects the 265.0 million Partnership exchangeable units received in exchange for Burger King Worldwide common shares during 2014.

Prior to the Transactions, our equity reflected 100% ownership by Burger King Worldwide shareholders. Basic and diluted earnings (loss) per common share for the three months ended March 31, 2014 is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of shares outstanding for Burger King Worldwide shareholders during this period.

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

We apply the treasury stock method to determine the dilutive weighted average common shares represented by Burger King Worldwide outstanding stock options prior to the date of the Transactions, unless the effect of their inclusion was anti-dilutive. Subsequent to the Transactions, since all stock options were issued by RBI, there are no dilutive securities for Partnership as the exercise of stock options will not affect the number of Class A common units or Partnership exchangeable units outstanding. However, the issuance of shares by RBI in future periods will affect the allocation of net income attributable to common unitholders between Partnership’s Class A common units and Partnership exchangeable units.

The following table summarizes the basic and diluted earnings per unit/share calculations for the periods indicated (in millions, except per unit/share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator - Basic and Diluted:
Net income (loss) attributable to common unitholders/shareholders	$(18.8)	$60.4

Allocation of net income (loss) among partner interests and common shareholders:
Net income (loss) allocated to Class A common unitholders	$(8.1)	$—
Net income (loss) allocated to Partnership exchangeable unitholders	(10.7)	—
Net income (loss) allocated to common shareholders	—	60.4

Net income (loss) attributable to common unitholders / shareholders	$(18.8)	$60.4

Denominator - Basic and Diluted partnership units:
Weighted average Class A common units	202.0	—
Weighted average Partnership exchangeable units	265.0	—

Total weighted average basic and diluted units outstanding	467.0	—

Denominator - common shares:
Weighted average common shares - basic	—	352.2
Effect of other dilutive securities	—	7.0

Weighted average common shares - diluted	—	359.2

Earnings (loss) per unit / share - basic:
Class A common units	$(0.04)	—
Partnership exchangeable units	$(0.04)	—
Common shares	—	$0.17
Earnings (loss) per unit / share - diluted:
Class A common units	$(0.04)	—
Partnership exchangeable units	$(0.04)	—
Common shares	—	$0.17

Anti-dilutive stock options outstanding	—	3.6

Note 6. Inventories and Other Current Assets, net

Inventories and other current assets, net consist of the following:

	As of
	March 31, 2015	December 31, 2014
Raw materials	$22.0	$25.4
Finished goods	76.3	74.7

Total Inventory	98.3	100.1
Deferred financing costs - current	20.2	20.5
Refundable and prepaid income taxes	18.3	18.3
Prepaid rent	5.5	13.5
Prepaids and other current assets	54.2	41.4

Inventories and other current assets, net	$196.5	$193.8

Note 7. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$750.2	$(87.5)	$662.7	$790.4	$(83.4)	$707.0
Favorable leases	390.1	(74.2)	315.9	412.7	(62.6)	350.1

Subtotal	1,140.3	(161.7)	978.6	1,203.1	(146.0)	1,057.1

Indefinite lived intangible assets:
Tim Hortons brand	$5,750.6	$—	$5,750.6	$6,217.0	$—	$6,217.0
Burger King brand	2,090.5	—	2,090.5	2,167.0	—	2,167.0

Subtotal	7,841.1	—	7,841.1	8,384.0	—	8,384.0

Intangible assets, net			$8,819.7			$9,441.1

Goodwill	$5,360.2			$5,851.3

We recorded amortization expense on intangible assets of $20.7 million for the three months ended March 31, 2015 and $8.8 million for the same period in the prior year. The increase in amortization expense from the prior year was due to amortization recorded on intangible assets acquired in connection with the Transactions. Identifiable assets subject to amortization also decreased as a result of foreign currency translation effect. The change in the brand and goodwill balances for the three months ended March 31, 2015 was due to foreign currency translation effect.

Note 8. Other assets, net

Other assets, net consist of the following:

	As of
	March 31, 2015	December 31, 2014
Derivative assets - noncurrent	$570.6	$164.8
Deferred financing costs - noncurrent	132.8	138.5
Equity method investments	122.4	124.9
Other assets	111.8	103.3

Other assets, net	$937.6	$531.5

Note 9. Equity Method Investments

The aggregate carrying amount of our equity method investments was $122.4 million as of March 31, 2015 and $124.9 million as of December 31, 2014 and is included as a component of other assets, net in our condensed consolidated balance sheets.

With respect to our Tim Hortons (TH) business, the most significant equity investment is our 50% joint-venture interest with the Wendy’s Company, which jointly holds real estate underlying Canadian combination restaurants. During the three months ended March 31, 2015, Tim Hortons received $2.4 million in cash distributions and recognized $4.9 million of contingent rent expense associated with this joint venture.

With respect to our Burger King (BK) business, most of the entities in which we have an equity interest own or franchise Burger King restaurants. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following:

	Three Months Ended March 31,
	2015	2014
Revenues from affiliates:
Franchise royalties	$20.4	$18.3
Property revenues	7.0	6.4
Franchise fees and other revenue	1.2	1.1

Total	$28.6	$25.8

At March 31, 2015 and December 31, 2014, we had $16.4 million and $22.6 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our condensed consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss. During 2015, we recorded a $10.9 million noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV from approximately 25 percent to approximately 20 percent. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock.

Note 10. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities and other liabilities, net consist of the following:

	As of
	March 31, 2015	December 31, 2014
Current:
Taxes payable - current	$103.2	$78.8
Accrued compensation and benefits	24.8	39.4
Interest payable	67.0	37.8
Restructuring and other provisions	34.9	29.5
Deferred income - current	24.8	27.8
Closed property reserve	14.4	15.2
Dividend payable	124.5	13.8
Other	69.9	76.1

Other accrued liabilities	$463.5	$318.4

Non-current:
Unfavorable leases	$323.1	$355.2
Derivatives liabilities - noncurrent	118.9	25.6
Taxes payable - noncurrent	106.1	50.3
Accrued pension	62.4	62.9
Lease liability - noncurrent	33.3	35.2
Share-based compensation liability	21.0	34.8
Deferred income - noncurrent	27.2	28.1
Other	51.1	52.0

Other liabilities, net	$743.1	$644.1

Note 11. Long-Term Debt

Long-term debt consists of the following:

		As of
	Maturity dates	March 31, 2015	December 31, 2014
2014 Term Loan Facility (a)	December 12, 2021	$6,625.9	$6,682.8
2014 Senior Notes	April 1, 2022	2,250.0	2,250.0
Tim Hortons Notes	various	43.1	1,044.8
Other	N/A	60.5	65.3

Total debt		8,979.5	10,042.9
Less: current maturities of debt		(18.5)	(1,106.2)

Total long-term debt		$8,961.0	$8,936.7

(a)	Principal face amount herein is presented net of a discount of $64.5 million at March 31, 2015 and $67.2 million at December 31, 2014.

2014 Revolving Credit Facility

As of March 31, 2015, we had no amounts outstanding under the 2014 Revolving Credit Facility. Funds available under the 2014 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the 2014 Revolving Credit Facility, which reduces our borrowing availability under this facility by the cumulative amount of outstanding letters of credit. As of March 31, 2015, we had $4.8 million of letters of credit issued against the 2014 Revolving Credit Facility and our borrowing availability was $495.2 million.

Tim Hortons Notes

At the time of the Transactions, Tim Hortons had the following Canadian dollar denominated senior unsecured notes outstanding: (i) C$300.0 million aggregate principal amount of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017 (“Series 1 Notes”), (ii) C$450.0 million aggregate principal amount of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 (“Series 2 Notes”) and (iii) C$450.0 million aggregate principal amount of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”) (collectively, the “Tim Hortons Notes”). During the three months ended March 31,2015, Tim Hortons accepted for purchase, and settled for cash, the following: (i) C$252.6 million Series 1 Notes; (ii) C$447.4 million Series 2 Notes and (iii) C$446.1 million Series 3 Notes, pursuant to tender offers made following the Transactions and rating downgrade of Tim Hortons below investment grade. At March 31, 2015, the carrying value of the following Tim Hortons Notes remain outstanding: (i) C$48.0 million Series 1 Notes; (ii) C$2.6 million Series 2 Notes and (iii) C$3.9 million Series 3 Notes.

At December 31, 2014, the entire outstanding amount of the Tim Hortons Notes were classified within current liabilities as we expected to fully redeem the Tim Hortons Notes during the first quarter of 2015. At March 31, 2015, the Tim Hortons Notes that remain outstanding are classified within long-term liabilities as we intend to hold these until maturity.

2014 Term Loan Facility

In accordance with the terms of the 2014 Credit Agreement, on March 12, 2015, we made a mandatory prepayment on the 2014 Term Loan Facility of $42.7 million equal to the U.S. dollar equivalent of the principal amount of Tim Hortons Notes that remained outstanding after 90 days following the Closing Date.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31,
	2015	2014
2014 Term Loan Facility	$75.8	$—
2014 Senior Notes	33.8	—
Tim Hortons Notes	1.9	—
Tranche A Term Loans	—	6.2
Tranche B Term Loans	—	6.5
Interest Rate Caps	—	2.1
2010 Senior Notes	—	19.6
2011 Discount Notes	—	12.3
Amortization of deferred financing costs and debt issuance discount	7.0	2.6
Capital lease obligations	5.9	1.4
Other	0.9	0.2
Interest income	(1.4)	(0.9)

Interest expense, net	$123.9	$50.0

Note 12. Income Taxes

During the three months ended March 31, 2015, the Company completed a series of transactions which resulted in a change to the company’s legal and capital structure. The restructure impacts the comparability of the current period effective tax rate to prior period.

Our effective tax rate was 48.2% for the three months ended March 31, 2015. The higher rate during the current quarter was primarily due to the revaluation of certain monetary assets and liabilities as a result of changes in foreign currency exchange rates which had an unfavorable impact of approximately 19%. To a lesser extent the rate for the quarter was unfavorably impacted by certain non-deductible transactions costs. The remainder of the effective rate is primarily based on the mix of income from multiple tax jurisdictions.

Our effective tax rate was 25.7% for the three months ended March 31, 2014, primarily as a result of the mix of income from multiple tax jurisdictions.

Note 13. Common Equity

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

Each holder of a Partnership exchangeable unit is entitled to vote in respect of matters on which holders of RBI common shares are entitled to vote through one special voting share of RBI. From and after the one year anniversary of the effective date of the Transactions, the holder of Partnership exchangeable units will have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one common share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership, in its sole discretion, to deliver a cash payment in lieu of RBI common shares. If RBI elects to make a cash payment in lieu of issuing common shares, the amount of the payment will be the weighted average trading price of the RBI common shares on the New York Stock Exchange for the 20 consecutive trading days ending on the last business day prior to the exchange date.

Noncontrolling Interests

The noncontrolling interest recognized in connection with the Restaurant VIEs of Tim Hortons was $2.3 million at March 31, 2015.

We adjust the net income (loss) in our condensed consolidated statement of operations to exclude the noncontrolling interests’ proportionate share of results. Also, we present the proportionate share of equity attributable to the noncontrolling interests as a separate component of equity within our condensed consolidated balance sheet.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2014	$11.4	$(10.6)	$(257.4)	$(256.6)
Foreign currency translation adjustment	—	—	(1,091.8)	(1,091.8)
Net change in fair value of derivatives, net of tax	332.3	—	—	332.3
Amounts reclassified to earnings of cash flow hedges, net of tax	1.5	—	—	1.5
Pension and post-retirement benefit plans, net of tax	—	(0.1)	—	(0.1)
Amortization of prior service (credits) costs, net of tax	—	(0.4)	—	(0.4)
Amortization of actuarial (gains) losses, net of tax	—	0.4	—	0.4

Balances at March 31, 2015	$345.2	$(10.7)	$(1,349.2)	$(1,014.7)

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Affected Line Item in the	Three Months Ended March 31,
Details about AOCI Components	Statements of Operations	2015	2014

Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$—	$(2.0)
Interest rate derivative contracts	Other operating expenses (income), net	(4.9)	—
Forward-currency contracts	Cost of sales	2.8	—

	Total before tax	(2.1)	(2.0)
	Income tax (expense) benefit	0.6	0.8

	Net of tax	$(1.5)	$(1.2)

Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (1)	$0.7	$—
Amortization of actuarial gains (losses)	SG&A (1)	(0.7)	0.7

	Total before tax	—	0.7
	Income tax (expense) benefit	—	(0.2)

	Net of tax	$—	$0.5

Total reclassifications	Net of tax	$(1.5)	$(0.7)

(1)	Refers to selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 14. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, derivatives not designated as hedging instruments, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under our Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements at March 31, 2015			Fair Value Measurements at December 31, 2014
	Balance Sheet Location	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges
Foreign currency	Trade and notes receivable, net	$—	$9.0	$9.0	$—	$6.0	$6.0
Derivatives designated as net investment hedges
Foreign currency	Inventories and other current assets, net	—	—	—	—	2.1	2.1
Foreign currency	Other assets, net	—	480.4	480.4	—	75.9	75.9
Derivatives not designated as hedging instruments
Foreign currency	Trade and notes receivable, net	—	0.5	0.5	—	—	—
Interest rate	Other assets, net	—	90.2	90.2	—	88.9	88.9
Other
Investments held in a rabbi trust	Inventories and other current assets, net	1.0	—	1.0	1.1	—	1.1
Investments held in a rabbi trust	Other assets, net	4.3	—	4.3	5.2	—	5.2

Total assets at fair value		$5.3	$580.1	$585.4	$6.3	$172.9	$179.2

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	Other liabilities, net	$—	$118.9	$118.9	$—	$25.6	$25.6
Other
ERP liabilities	Other accrued liabilities	—	1.0	1.0	—	1.1	1.1
ERP liabilities	Other liabilities, net	—	4.3	4.3	—	5.2	5.2

Total liabilities at fair value		$—	$124.2	$124.2	$—	$31.9	$31.9

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

At March 31, 2015, the fair value of our variable rate term debt and bonds was estimated at $9.1 billion, compared to a carrying amount of $8.9 billion, net of original issue discount. At December 31, 2014, the fair value of our variable rate term debt and bonds was estimated at $10.1 billion, compared to a carrying amount of $10.0 billion, net of original issue discount. Fair value of variable rate term debt and fixed rate debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Burger King and Tim Hortons brand and other intangible assets.

Note 15. Derivative Instruments

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 14 for fair value measurements of our derivative instruments.

Interest Rate Swaps

During November 2014, we entered into a series of six forward-starting receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments associated with our 2014 Term Loan Facility beginning April 1, 2015, through the expiration of the sixth swap on March 31, 2021. The initial notional value of the swaps was $6,733.1 million, which initially aligned with the outstanding principal balance of the 2014 Term Loan Facility as of April 1, 2015, and will be reduced quarterly in accordance with the principal repayments of the 2014 Term Loan Facility. There are six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap will expire and will be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. During the three months ended March 31, 2015, we temporarily discontinued hedge accounting on these forward-starting interest rate swaps as a result of the mandatory prepayment of our 2014 Term Loan Facility as well as changes to forecasted cash flows. During this same period, we settled $42.7 million of these instruments equal to the amount of the mandatory prepayment of our 2014 Term Loan Facility. Of the remaining $6,690.4 million of notional outstanding at March 31, 2015, we re-designated $5,690.4 million of notional amount as a cash flow hedge for hedge accounting and $1,000.0 million of notional amount is not designated for hedge accounting and as such changes in fair value on this portion of the forward-starting interest rate swaps are recognized in current earnings.

During October 2014, we also entered into a series of receive-variable, pay-fixed interest rate swaps with a combined initial notional value of $6,750.0 million that is amortized each quarter at the same rate of the 2014 Term Loan Facility. Each year in March, the existing interest rate swap will expire and will be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. To offset the cash flows associated with these interest rate swaps, in November 2014 we entered into a series of six annual mirror interest rate swaps in which we will receive-fixed and pay-variable on a total notional value of $6,750.0 million that is amortized each quarter at the same rate of the 2014 Term Loan Facility. Each year in March, the existing interest rate swap will expire and will be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. These interest rate swaps are not designated for hedge accounting and as such changes in fair value are recognized in current earnings.

During 2012, we entered into three forward-starting interest rate swaps with a total notional value of $2,300.0 million to hedge the variability of forecasted interest payments on our forecasted debt issuance attributable to changes in LIBOR. These swaps were settled during the fourth quarter of 2014. The forward-starting interest rate swaps fixed LIBOR on $1,000.0 million of floating-rate debt beginning 2015 and an additional $1,300.0 million of floating-rate debt starting 2016. During 2014, we discontinued hedge accounting on our forward-starting interest rate swaps as it was probable at the time that the forecasted transactions will not occur since we intended to repay our outstanding 2012 Term Loan Facility concurrently with the Transactions and did not anticipate issuing new debt in 2015 or 2016. Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in fair value in earnings. When it is no longer probable that a forecasted transaction will occur, we discontinue hedge accounting and recognize immediately in earnings any gains and losses, attributable to those forecasted transactions that are probable not to occur, that were recorded in accumulated other comprehensive income (loss) (“AOCI”) related to the hedging relationship. Prior to the discontinuance of hedge accounting, we accounted for these swaps as cash flow hedges, and as such, the effective portion of unrealized changes in market value was recorded in AOCI and was to be reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Cross-Currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2015, we designated cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At March 31, 2015, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802%-7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948%-6.525% on a tiered payment structure per annum on the U.S. dollar notional amount of $5,000.0 million through the maturity date of March 31, 2021. At inception, these derivative instruments were not designated for hedge accounting and as such changes in fair value were recognized in current earnings. Beginning with the closing of the Transactions on December 12, 2014, we designated these cross-currency rate swaps as a hedge and began accounting for these derivative instruments as net investment hedges.

At March 31, 2015, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €$1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.

During the three months ended March 31, 2015, we terminated our cross-currency rate swaps with an aggregate notional value of $315.0 million. In connection with this termination, we received $52.1 million and is reflected as a source of cash provided by investing activities in the consolidated statement of cash flows for the three months ended March 31, 2015. The net unrealized gains totaled $31.8 million as of March 31, 2015. Such amounts will remain in accumulated other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations. At inception, these cross-currency rate swaps were designated as a hedge and were accounted for as net investment hedges. A total notional value of $115.0 million of these swaps were contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and had an original maturity of October 19, 2016. A total notional value of $200.0 million of these swaps were contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and had an original maturity of September 28, 2017. These cross-currency rate swaps also required the exchange of Euros and U.S. dollar principal payments upon maturity.

Foreign Currency Exchange Contracts

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee, made by our Canadian Tim Hortons operations. At March 31, 2015, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $160.8 million with maturities ranging between April 2015 and December 2015. We have designated these instruments as cash flow hedges, as of the date of the acquisition, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Caps

During 2010, we entered into interest rate cap agreements (the “Cap Agreements”) to manage interest rate risk related to our variable debt. The six year Cap Agreements were a series of individual caplets that reset and settled quarterly with an original maturity of October 19, 2016, consistent with the payment dates of our LIBOR-based term debt. The Cap Agreements were designated as cash flow hedges and to the extent they were effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair values were not included in current earnings but were included in AOCI. At each cap maturity date, the portion of the fair value attributable to the matured cap was reclassified from AOCI into earnings as a component of interest expense, net.

During 2014 we terminated the Cap Agreements and discontinued hedge accounting for our Cap Agreements in connection with the repayment of the 2012 Term Loans, 2010 Senior Notes and 2011 Discount Notes concurrent with the Transactions.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)		Classification on Consolidated Statement of Operations	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Derivatives designated as cash flow hedges:
Interest rate caps	$—	$(0.5)	Interest expense, net	$—	$(2.0)
Interest rate swaps	$(83.0)	$(55.4)	Other operating expenses (income), net	$(4.9)	$—
Forward-currency contracts	$9.7	$—	Cost of sales	$2.8	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$454.3	$(0.4)

	Gain (Loss) Recognized in Other operating expenses (income), net
	Three Months Ended March 31,
	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaps	$(8.5)	$—
Forward-currency contracts	$2.1	$—
Ineffectiveness of cash flow hedges:
Interest rate swaps	$(1.6)	$—

Note 16. Share-Based Compensation

Share-based incentive awards are provided to employees, directors and other persons who provide services to RBI, Partnership or subsidiaries under the terms of various share-based compensation plans.

During the three months ended March 31, 2015, approximately 4,437,000 RBI stock options were granted. These awards generally cliff vest five years from the original grant date and expire ten years following the grant date.

We recorded $15.5 million of share-based compensation expense in selling, general and administrative expenses for the three months ended March 31, 2015 compared to $2.8 million for the three months ended March 31, 2014. The increase in share-based compensation was mainly due to $11.1 million related to the remeasurement of liability-classified TH stock options to fair value and additional stock options granted during 2015 and 2014.

Note 17. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended
	March 31,
	2015	2014
Franchise royalties	$215.8	$160.3
Property revenues	177.1	53.5
Franchise fees and other revenue	39.6	8.6

Franchise and property revenues	$432.5	$222.4

Note 18. Other Operating Expenses (Income), net

Other operating expenses (income), net consists of the following:

	Three Months Ended
	March 31,
	2015	2014
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$2.2	$2.8
Litigation settlements and reserves, net	1.2	0.1
Net losses (gains) on derivatives	15.0	—
Net losses (gains) on foreign exchange	15.8	0.4
Other, net	1.3	1.2

Other operating (income) expenses, net	$35.5	$4.5

The increase in net losses (gains) on derivatives is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting entered into during the fourth quarter of 2014.

The increase in net losses (gains) on foreign exchange is primarily related to revaluation of cash and cash equivalent denominated balances in currencies other than the functional currency.

Note 19. Variable Interest Entities

VIEs for which we are the primary beneficiary

We consolidated 258 Restaurant VIEs where Tim Hortons is the restaurant’s primary beneficiary and Advertising VIEs. During the three months ended March 31, 2015, sales and cost of sales associated with Restaurant VIEs were $61.6 million and $60.4 million, respectively.

The balance sheet data associated with Restaurant VIEs and Advertising VIEs presented on a gross basis, prior to consolidation adjustments, are as follows:

	As of March 31, 2015		As of December 31, 2014
	Restaurant VIE’s	Advertising VIE’s	Restaurant VIE’s	Advertising VIE’s
Cash and cash equivalents	$5.1	$—	$5.9	$—
Inventories and other current assets, net	4.7	—	5.2	—
Advertising fund restricted assets - current	—	44.4	—	53.0
Property and equipment, net	8.7	46.4	10.7	53.1
Other assets, net	—	0.3	0.2	0.4

Total assets	$18.5	$91.1	$22.0	$106.5

Notes payable to Tim Hortons Inc. - current (1)(2)	$7.6	$10.4	$8.9	$11.4
Other accrued liabilities	6.3	0.2	7.8	0.1
Advertising fund liabilities - current	—	40.2	—	45.6
Notes payable to Tim Hortons Inc. - long-term (1)(2)	0.3	39.1	0.3	45.5
Other liabilities, net	2.2	1.2	3.9	3.9

Total liabilities	16.4	91.1	20.9	106.5

Equity of VIEs	2.1	—	1.1	—

Total liabilities and equity	$18.5	$91.1	$22.0	$106.5

(1)	Various assets and liabilities are eliminated upon the consolidation of these VIEs.
(2)	In fiscal 2014, the Ad Fund entered into an agreement with a Tim Hortons subsidiary for the Tim Card Revolving Credit Facility and the Tim Card Loan. These balances are eliminated upon consolidation of the Ad Fund.

The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims by our creditors as they are not legally included within RBI’s general assets.

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

Note 20. Segment Reporting

Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. We generate revenue from four primary sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues we derive from properties we lease or sublease to our franchisees; (iii) retail sales at Company restaurants; and (iv) distribution sales exclusive to Tim Hortons related to our supply chain operations, including manufacturing, procurement, warehousing and distribution.

Prior to the first quarter of 2015, we had five operating segments consisting of TH and four geographical regions of BK. We completed an internal reorganization of our business following the Transactions, which resulted in two brand presidents, both of whom report to our chief operating decision maker (“CODM”), who is our Chief Executive Officer. This reorganization changed the way our CODM manages and evaluates our business. Accordingly, during the first quarter of 2015, we determined we had two operating segments: (1) TH, which includes all operations of our Tim Hortons brand and (2) BK, which includes all operations of our Burger King brand.

We also determined that our two operating segments represent our reportable segments. This change had no effect on our previously reported consolidated results of operations, financial position or cash flows. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation.

Revenues by operating segment consist of the following:

	Three Months Ended
	March 31,
	2015	2014
Revenues:
TH	$682.4	$—
BK	249.6	240.9

Total revenues	$932.0	$240.9

Only Canada and the U.S. represented more than 10% of our total revenues during the three months ended March 31, 2015 and only the U.S. represented more than 10% of our total revenues during the three months ended March 31, 2014. Revenues in Canada and the U.S. totaled $602.2 million and $232.8 million for the three months ended March 31, 2015, respectively. Revenues in the U.S. totaled $142.8 million for the three months ended March 31, 2014.

Our measure of segment income is adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, taxes, depreciation and amortization, adjusted to exclude the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, net of cash distributions received from equity method investments, and all other specifically identified items that management believes do not directly reflect our core operations and assists management in comparing segment performance by removing the impact of such items, including amortization of cost of sales step-up and Tim Hortons transaction and restructuring costs. A reconciliation of segment income to net income (loss) consists of the following:

	Three Months Ended
	March 31,
	2015	2014
Segment Income:
TH	$183.9	$—
BK	170.7	159.7

Adjusted EBITDA	354.6	159.7
Share-based compensation and non-cash incentive compensation expense	13.9	3.5
Amortization of cost of sales step-up (a)	4.7	—
TH transaction and restructuring costs	28.0	—
Impact of equity method investments (b)	(0.2)	4.0
Other operating expenses (income), net	35.5	4.5

EBITDA	272.7	147.7
Depreciation and amortization	50.9	16.4

Income from operations	221.8	131.3
Interest expense, net	123.9	50.0
(Gain) loss on early extinguishment of debt	(0.3)	—
Income tax expense	47.3	20.9

Net income (loss)	$50.9	$60.4

(a)	In connection with the Acquisition, we acquired inventory that is recorded at fair value at the time of the Acquisition. We recorded a charge equal to the difference between the fair value and historical carrying value as the underlying product sold. Based on our management judgment, these non-cash charges are not indicative of underlying business trends or operational performance.
(b)	Represents the impact of (i) our proportionate share of the net (income) loss recognized by our equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 21. Supplemental Financial Information

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(In millions)

As of March 31, 2015

	Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,021.6	$—	$—	$1,021.6
Restricted cash and cash equivalents	—	—	—	—
Trade and notes receivable, net	361.5	—	—	361.5
Inventories and other current assets, net	196.5	—	—	196.5
Advertising fund restricted assets	44.4	—	—	44.4
Deferred income taxes, net	96.8	—	—	96.8

Total current assets	1,720.8	—	—	1,720.8

Property and equipment, net	2,400.5	—	—	2,400.5
Intangible assets, net	8,819.7	—	—	8,819.7
Goodwill	5,360.2	—	—	5,360.2
Net investment in property leased to franchisees	135.1	—	—	135.1
Intercompany receivable	—	3,000.4	(3,000.4)	—
Investment in subsidiaries	—	3,937.8	(3,937.8)	—
Other assets, net	937.6	—	—	937.6

Total assets	$19,373.9	$6,938.2	$(6,938.2)	$19,373.9

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$233.9	$—	$—	$233.9
Accrued advertising	35.7	—	—	35.7
Other accrued liabilities	339.0	124.5	—	463.5
Gift card liability	125.9	—	—	125.9
Advertising fund liabilities	40.2	—	—	40.2
Current portion of long term debt and capital leases	39.1	—	—	39.1

Total current liabilities	813.8	124.5	—	938.3

Term debt, net of current portion	8,961.0	—	—	8,961.0
Capital leases, net of current portion	161.5	—	—	161.5
Other liabilities, net	743.1	—	—	743.1
Payables to affiliates	3,000.4	—	(3,000.4)	—
Deferred income taxes, net	1,756.3	—	—	1,756.3

Total liabilities	15,436.1	124.5	(3,000.4)	12,560.2

Partnership preferred units	—	3,297.0	—	3,297.0

Partners’ capital:
Class A Common Units	—	1,967.6	—	1,967.6
Partnership exchangeable units	—	2,561.5	—	2,561.5
Common shares	5,057.6	—	(5,057.6)	—
(Accumulated deficit) retained earnings	(107.4)	—	107.4	—
Accumulated other comprehensive income (loss)	(1,014.7)	(1,014.7)	1,014.7	(1,014.7)

Total Partners’ capital/shareholders’ equity	3,935.5	3,514.4	(3,935.5)	3,514.4
Noncontrolling interests	2.3	2.3	(2.3)	2.3

Total equity	3,937.8	3,516.7	(3,937.8)	3,516.7

Total liabilities, Partnership preferred units and equity	$19,373.9	$6,938.2	$(6,938.2)	$19,373.9

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions)

Three Months Ended March 31, 2015

	Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$499.5	$—	$—	$499.5
Franchise and property revenues	432.5	—	—	432.5

Total revenues	932.0	—	—	932.0
Cost of sales	436.5	—	—	436.5
Franchise and property expenses	130.0	—	—	130.0
Selling, general and administrative expenses	111.0	—	—	111.0
(Income) loss from equity method investments	(2.8)	—	—	(2.8)
Other operating (income) expenses, net	35.5	—	—	35.5

Total operating costs and expenses	710.2	—	—	710.2

Income (loss) from operations	221.8	—	—	221.8
Interest expense, net	123.9	—	—	123.9
Loss on early extinguishment of debt	(0.3)	—	—	(0.3)

Income (loss) before income taxes	98.2	—	—	98.2
Income tax expense (benefit)	47.3	—	—	47.3

Net income (loss)	50.9	—	—	50.9
Equity in earnings of consolidated subsidiaries	—	50.9	(50.9)	—

Net income (loss)	50.9	50.9	(50.9)	50.9

Net income attributable to noncontrolling interests	1.0	1.0	(1.0)	1.0
Partnership preferred unit distributions	—	68.7	—	68.7

Net income (loss) attributable to common unitholders / shareholders	$49.9	$(18.8)	$(49.9)	$(18.8)

Total comprehensive income (loss)	$(707.2)	$(707.2)	$707.2	$(707.2)

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

(In millions)

Three Months Ended March 31, 2015

	Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$50.9	$50.9	$(50.9)	$50.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(50.9)	50.9	—
Depreciation and amortization	50.9	—	—	50.9
(Gain) loss on early extinguishment of debt	(0.3)	—	—	(0.3)
Amortization of deferred financing costs and debt issuance discount	7.0	—	—	7.0
(Income) loss from equity method investments	(2.8)	—	—	(2.8)
Loss (gain) on remeasurement of foreign denominated transactions	18.1	—	—	18.1
Amortization of defined benefit pension and postretirement items	—	—	—	—
Net losses (gains) on derivatives	15.0	—	—	15.0
Net losses (gains) on refranchisings and dispositions of assets	1.2	—	—	1.2
Bad debt expense (recoveries), net	2.2	—	—	2.2
Share-based compensation expense	15.5	—	—	15.5
Amortization of costs of sales step-up	4.7	—	—	4.7
Deferred income taxes	(38.0)	—	—	(38.0)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Reclassification of restricted cash to cash and cash equivalents	79.2	—	—	79.2
Trade and notes receivable	55.6	—	—	55.6
Inventories and other current assets	(0.8)	—	—	(0.8)
Accounts and drafts payable	24.4	—	—	24.4
Accrued advertising	(0.2)	—	—	(0.2)
Other accrued liabilities	4.3	—	—	4.3
Other long-term assets and liabilities	(25.1)		—	(25.1)

Net cash provided by operating activities	261.8	—	—	261.8

Cash flows from investing activities:
Payments for property and equipment	(29.4)	—	—	(29.4)
Proceeds from refranchisings, disposition of assets and restaurant closures	4.5	—	—	4.5
Return of investment on direct financing leases	4.0	—	—	4.0
Settlement of derivatives	52.1	—	—	52.1
Other investing activities	1.5	—	—	1.5

Net cash provided by (used for) investing activities	32.7	—	—	32.7

Cash flows from financing activities:
Repayments of term debt, Senior Notes, Discount Notes and capital leases	(1,020.6)	—		(1,020.6)
Capital contribution from RBI Inc.	—	2.1	—	2.1
Other financing activities	1.4	—	—	1.4
Intercompany financing	2.1	(2.1)	—	—

Net cash provided by (used for) financing activities	(1,017.1)	—	—	(1,017.1)

Effect of exchange rates on cash and cash equivalents	(59.0)	—	—	(59.0)
Increase (decrease) in cash and cash equivalents	(781.6)	—	—	(781.6)
Cash and cash equivalents at beginning of period	1,803.2	—	—	1,803.2

Cash and cash equivalents at end of period	$1,021.6	$—	$—	$1,021.6

Note 22. Subsequent Event

Dividends

On April 2, 2015, RBI paid a cash dividend of $0.09 per RBI common share to common shareholders of record on March 3, 2015. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.09 per exchangeable unit to holders of record on March 3, 2015. On April 1, 2015, RBI paid a cash dividend of $1.20 per Preferred Share, for a total dividend of $82.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the period of December 12, 2014 through December 31, 2014 as well as the first calendar quarter of 2015. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On April 27, 2015, the RBI Board of Directors declared a cash dividend of $0.10 per RBI common share, which will be paid on July 3, 2015 to RBI common shareholders of record on May 29, 2015. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.10 per exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On April 24, 2015, the RBI Board of Directors also declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on July 2, 2015. The dividend on the Preferred Shares includes the amount due for the second calendar quarter of 2015. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

Derivatives

On April 30, 2015, we entered into a pay-variable, receive-fixed interest rate swap with a notional value of $1,000.0 million and a maturity date of March 31, 2021 that was not designated for hedge accounting and as such changes in fair value will be recognized in earnings. This interest rate swap was entered into to offset the cash flows associated with our existing $1,000.0 million notional value receive-variable, pay-fixed interest rate swap that was dedesignated for hedge accounting during the three months ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.”

On December 12, 2014, a series of transactions (the “Transactions”) were completed resulting in Partnership indirectly acquiring Tim Hortons Inc. (“Tim Hortons”) and Burger King Worldwide, Inc. (“Burger King Worldwide”).

Unless the context otherwise requires, all references in this section to “we,” “us,” or “our” are to Partnership and its subsidiaries, collectively.

We are a subsidiary of RBI and the indirect parent of Tim Hortons and Burger King Worldwide. RBI is our sole general partner and owns all of our outstanding Class A common units (“Class A common units”) and preferred units (“Partnership preferred units”). RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership in accordance with the partnership agreement of Partnership (“partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding RBI’s performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP and a reconciliation to GAAP measures.

The following discussion includes information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws as described in further detail under “Cautionary Note Regarding Forward-Looking Statements” that is set forth below. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed in the “Cautionary Note Regarding Forward-Looking Statements” below. In addition, please refer to the risks set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC and on SEDAR in Canada on March 12, 2015, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results. Other than as required under the U.S. Federal securities laws or the Canadian securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means they include sales at both restaurants owned by us (“Company restaurants”) and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven by our franchise restaurants, as approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

Overview

We are a limited partnership formed to serve as the indirect parent of Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) businesses with over 19,000 restaurants in approximately 100 countries and U.S. territories as of March 31, 2015. Our Tim Hortons® and Burger King® brands have similar franchised business models with complementary daypart mixes. Our two iconic brands are managed independently while benefitting from global scale and sharing of best practices.

Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.

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

As discussed in Note 20 to our unaudited condensed consolidated financial statements, we completed an internal reorganization of our business following the acquisition of Tim Hortons that resulted in two operating and reportable segments: (1) Tim Hortons (“TH”) and (2) Burger King (“BK”). This change had no effect on our previously reported consolidated results of operations, financial position or cash flows. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all franchise restaurants and Company restaurants in one period from the same period in the prior year.

•	System-wide sales represent sales at all Company restaurants and franchise restaurants. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants during a stated period, net of closures.

•	Adjusted EBITDA, which represents earnings (net income or loss) before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Non-GAAP Reconciliations.

System-wide sales growth and comparable sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation and are calculated by translating prior year results at current year monthly average exchange rates. We analyze certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements (“FX impact”).

The Transactions

Tim Hortons Acquisition

We have consolidated the results of operations of our TH business commencing on the acquisition date of December 12, 2014, and the changes in our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 are largely driven by the inclusion of the results of operations of Tim Hortons. The TH statement of operations data for the three months ended March 31, 2015 is summarized as follows:

Tim Hortons Impact (Millions)

Revenues:
Sales	$480.1
Franchise and property revenues	202.3

Total revenues	682.4
Cost of sales (1)	419.6
Franchise and property expenses	93.8
Selling, general and administrative expenses (2)	52.7
(Income) loss from equity method investments	(2.8)
Other operating expenses (income), net	0.9

Total operating costs and expenses	564.2

Income from operations	$118.2

(1)	TH cost of sales includes $4.7 million of amortization of cost of sales step-up related to the revaluation of inventory and forward-currency contracts in connection with acquisition accounting.
(2)	TH selling, general and administrative expenses noted above includes $4.8 million of transaction costs associated with the Transactions and $11.0 million of restructuring costs associated with severance benefits and other severance-related expenses, which are further discussed below.

TH Transaction and Restructuring Costs

In connection with the Transactions, we incurred certain non-recurring financing, legal and advisory fees totaling $17.0 million during the three months ended March 31, 2015, including the $4.8 million noted above under – Tim Hortons Acquisition, all of which were classified as general and administrative expenses. We also incurred non-recurring costs to realign our global structure to better accommodate the needs of the combined business and support successful global growth. In addition, after consummation of the Transactions, we implemented a restructuring plan that resulted in work force reductions throughout our TH business and as a result incurred incremental costs of approximately $11.0 million during the three months ended March 31, 2015. The restructuring is part of our on-going cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into our TH business. The non-recurring general and administrative expenses include financing, legal and advisory fees, severance benefits and other compensation costs, and training expenses.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Tabular amounts in millions unless noted otherwise.

The following tables present our results of operations and key business metrics for the three months ended March 31, 2015 and 2014:

	Three Months Ended		Variance
	March 31,		$	%
	2015	2014	Favorable / (Unfavorable)
Revenues:
Sales	$499.5	$18.5	$481.0	NM
Franchise and property revenues	432.5	222.4	210.1	94.5%

Total revenues	932.0	240.9	691.1	286.9%
Cost of sales	436.5	15.5	(421.0)	NM
Franchise and property expenses	130.0	37.4	(92.6)	(247.6)%
Selling, general and administrative expenses	111.0	48.2	(62.8)	(130.3)%
(Income) loss from equity method investments	(2.8)	4.0	6.8	NM
Other operating expenses (income), net	35.5	4.5	(31.0)	NM

Total operating costs and expenses	710.2	109.6	(600.6)	NM

Income (loss) from operations	221.8	131.3	90.5	68.9%
Interest expense, net	123.9	50.0	(73.9)	(147.8)%
(Gain) loss on early extinguishment of debt	(0.3)	—	0.3	NM

Income before income taxes	98.2	81.3	16.9	20.8%
Income tax expense	47.3	20.9	(26.4)	(126.3)%

Net income (loss)	50.9	60.4	(9.5)	(15.7)%

Net income (loss) attributable to noncontrolling interests	1.0	—	(1.0)	NM
Partnership preferred unit distributions	68.7	—	(68.7)	NM

Net income (loss) attributable to common unitholders/shareholders	$(18.8)	$60.4	(79.2)	131.1%

NM - Not Meaningful

	Three Months Ended March 31,
	2015	2014
BK Segment FX Impact Favorable/(Unfavorable)
Consolidated total revenues	$(14.5)	$(3.3)
Consolidated franchise and property expenses	1.2	(0.1)
Consolidated SG&A	1.7	(0.3)
Consolidated income from operations	(24.2)	(3.5)
Consolidated net income	(24.0)	(3.6)
Consolidated Adjusted EBITDA	(14.8)	(3.6)

	Three Months Ended March 31,
	2015	2014 (a)
Key Business Metrics
System-wide sales growth
TH	8.1%	5.1%
BK	9.6%	6.9%
System-wide sales
TH	$1,459.5	$1,496.7
BK	$4,023.9	$3,949.0
Comparable sales growth
TH	5.3%	1.6%
BK	4.6%	2.0%
System Net Restaurant Growth (NRG)
TH	53	39
BK	15	10
Restaurant count at period end
TH	4,724	4,524
BK	14,387	13,677
System	19,111	18,201

(a)	TH 2014 quarterly figures are shown for informational purposes only and represent amounts prior to the Transactions.

System Comparable Sales Growth

TH global system comparable sales of 5.3% during the three months ended March 31, 2015, reflects effective product launches and promotions, continued daypart expansion and increased combo penetration.

BK global system comparable sales of 4.6% during the three months ended March 31, 2015, reflects successful new products, promotions and strong performance in the U.S. and Canada market.

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

During the three months ended March 31, 2015, the increase in sales was driven primarily by the inclusion of $480.1 million of TH distribution sales and TH Company restaurant sales as a result of the Transactions.

During the three months ended March 31, 2015, the increase in cost of sales was driven primarily by the inclusion of $421.2 million of TH distribution and TH Company restaurant cost of sales as a result of the Transactions.

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

During the three months ended March 31, 2015, the increase in franchise and property revenues, excluding FX impact, was driven by the inclusion of $202.3 million of TH franchise and property revenues as a result of the Transactions. To a lesser extent, the increase in franchise and property revenues was also due to an increase in BK franchise and property revenues, as described in the BK segment results. During the three months ended March 31, 2015, franchise and property revenues had a $14.5 million unfavorable FX impact related to our BK segment.

During the three months ended March 31, 2015, franchise and property expenses increased primarily due to the inclusion of $96.9 million of TH franchise and property expenses as a result of the Transactions.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance
	March 31,		$	%
	2015	2014	Favorable / (Unfavorable)

Selling expenses	$4.8	$0.2	$(4.6)	NM

Management general and administrative expenses	59.9	41.3	(18.6)	(45.0)%
Share-based compensation and non-cash incentive compensation expense	13.9	3.5	(10.4)	(297.1)%
Depreciation and amortization	4.4	3.2	(1.2)	(37.5)%
TH transaction and restructuring costs	28.0	—	(28.0)	NM

Total general and administrative expenses	106.2	48.0	(58.2)	(121.3)%

Selling, general and administrative expenses	$111.0	$48.2	$(62.8)	(130.3)%

Selling expenses consist primarily of Company restaurant advertising fund contributions and the increase in selling expenses for the three month period was primarily a result of advertising fund contributions from TH Company restaurants, including Restaurant VIEs.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. The increase in Management G&A in 2015 was driven primarily by the inclusion of $21.4 million of Management G&A from the TH business as a result of the Transactions, partially offset by a decrease in BK salary and fringe benefits and professional services and favorable FX impact.

During the three months ended March 31, 2015, the increase in share-based compensation and non-cash incentive compensation expense was mainly due to $8.4 million of share-based compensation related to the remeasurement of liability-classified stock options to fair value and additional stock options granted during 2015 and 2014. The increase in depreciation and amortization expenses is primarily due to the inclusion of TH business as a result of the Transactions and corporate capital expenditures during the trailing twelve-month period. We recorded TH transaction and restructuring costs during the three months ended March 31, 2015 which were primarily related to non-recurring financing, legal, and professional advisory fees associated with the Transactions as well as non-recurring severance benefits and other compensation costs associated with implementing a restructuring plan including $2.7 million of share-based compensation related to the remeasurement of liability-classified stock options to fair value.

(Income) loss from equity method investments

(Income) loss from equity method investments reflects our share of investee net income or loss. The (income) loss from equity method investments for the three months ended March 31, 2015 includes $2.8 million of investee net income from TH equity method investments. During 2015, we also recorded a $10.9 million noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our BK equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV from approximately 25 percent to approximately 20 percent. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock. The investee net income from TH equity method investments and dilution gain are partially offset by net losses from BK equity method investments.

Other operating expenses (income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended
	March 31,
	2015	2014
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$2.2	$2.8
Litigation settlements and reserves, net	1.2	0.1
Net losses (gains) on derivatives	15.0	—
Net losses (gains) on foreign exchange	15.8	0.4
Other, net	1.3	1.2

Other operating expenses (income), net	$35.5	$4.5

The increase in net losses (gains) on derivatives is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting entered into during the fourth quarter of 2014.

The increase in net losses (gains) on foreign exchange is primarily related to revaluation of cash and cash equivalent denominated balances in currencies other than the functional currency.

Interest expense, net

Our weighted average interest rate on our long-term debt was as follows:

	Three Months Ended
	March 31,
	2015	2014
Interest expense, net	$123.9	$50.0
Weighted average interest rate on long-term debt	5.2%	6.7%

During the three months ended March 31, 2015, interest expense, net increased compared to the three months ended March 31, 2014 primarily due to an increase in outstanding debt as a result of the Transactions.

Income tax expense

During the three months ended March 21, 2015, the Company completed a series of transactions which resulted in a change to the company’s legal and capital structure. The restructure impacts the comparability of the current period effective tax rate to prior period.

Our effective tax rate was 48.2% for the three months ended March 31, 2015. The higher rate during the current quarter was primarily due to the revaluation of certain monetary assets and liabilities as a result of changes in foreign currency exchange rates which had an unfavorable impact of approximately 19%. To a lesser extent the rate for the quarter was unfavorably impacted by certain non-deductible transactions costs. The remainder of the effective rate is primarily based on the mix of income from multiple tax jurisdictions.

Our effective tax rate was 25.7% for the three months ended March 31, 2014, primarily as a result of the mix of income from multiple tax jurisdictions.

Net income (loss)

Our net income decreased by $9.5 million during the three months ended March 31, 2015, primarily as a result of an increase in interest expense of $73.9 million and an increase in income tax expense of $26.4 million. This increase in interest expense and income tax expense was partially offset by an increase in income from operations of $90.5 million, which was driven by an increase in sales revenue, an increase in franchise and property revenues and income from equity method investments, partially offset by an increase in cost of sales, an increase in franchise and property expenses, an increase in selling, general and administrative expenses and an increase in other operating expenses (income), net, as discussed above.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as earnings (net income or loss) before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, net of cash distributions received from equity method investments, and all other specifically identified costs associated with non-recurring projects, including amortization of cost of sales step-up and Tim Hortons transaction and restructuring costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Three Months Ended		Variance
	March 31,		$	%
	2015	2014	Favorable / (Unfavorable)
Segment income:
TH	$183.9	$—	$183.9	NM
BK	170.7	159.7	11.0	6.9%

Adjusted EBITDA	354.6	159.7	194.9	122.0%
Share-based compensation and non-cash incentive compensation expense	13.9	3.5	(10.4)	(297.1)%
Amortization of cost of sales step-up	4.7	—	(4.7)	NM
TH transaction and restructuring costs	28.0	—	(28.0)	NM
Impact of equity method investments (a)	(0.2)	4.0	4.2	NM
Other operating expenses (income), net	35.5	4.5	(31.0)	NM

EBITDA	272.7	147.7	125.0	84.6%
Depreciation and amortization	50.9	16.4	(34.5)	(210.4)%

Income from operations	221.8	131.3	90.5	68.9%
Interest expense, net	123.9	50.0	(73.9)	(147.8)%
(Gain) loss on early extinguishment of debt	(0.3)	—	0.3	NM
Income tax expense	47.3	20.9	(26.4)	(126.3)%

Net income (loss)	$50.9	$60.4	$(9.5)	(15.7)%

(a)	Represents the impact of (i) our proportionate share of the net (income) loss recognized by our equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

NM - Not Meaningful

Adjusted EBITDA for the three months ended March 31, 2015 primarily reflects the acquisition of Tim Hortons and, to a lesser extent, an increase in segment income in our BK segment. EBITDA for the three months ended March 31, 2015 increased primarily by the factors described above that drove the increase in Adjusted EBITDA and favorable results from the impact of equity method investments, partially offset by an increase in other operating expenses (income), net, the occurrence of Tim Hortons transaction and related restructuring costs, amortization of cost of sales step-up and an increase in share-based compensation and non-cash incentive compensation expenses.

Segment Results

	Three Months Ended March 31,				BK Segment
	2015			2014	Favorable (Unfavorable)
	Total	TH Segment	BK Segment	BK Segment	$	%
Franchise:
Franchise and property revenues	$432.5	$202.3	$230.2	$222.4	$7.8	3.5%
Franchise and property expenses	130.0	93.8	36.2	37.4	1.2	3.2%

Sales and cost of sales (1):
Sales	499.5	480.1	19.4	18.5	0.9	4.9%
Cost of sales	436.5	419.6	16.9	15.5	(1.4)	(9.0)%

Segment SG&A (2)	64.7	27.1	37.6	41.5	3.9	9.4%
Segment depreciation and amortization (3)	46.5	34.7	11.8	13.2	1.4	10.6%
Segment income (4)	354.6	183.9	170.7	159.7	11.0	6.9%

(1)	Includes Restaurant VIEs.
(2)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and segment Management G&A.
(3)	Segment depreciation and amortization excludes depreciation and amortization included in selling, general and administrative expenses.
(4)	TH segment income for the three months ended March 31, 2015 includes $4.7 million of amortization of cost of sales step up and $2.6 million of distributions from equity method investments.

	Three Months Ended March 31,
	2015		2014
	TH Segment	BK Segment	BK Segment
FX Impact Favorable/(Unfavorable)
Segment revenues	n/a	$(14.5)	$(3.3)
Segment franchise and property expenses	n/a	1.2	(0.1)
Segment income	n/a	(14.8)	(3.6)

Key Business Metrics
System-wide sales growth	8.1%	9.6%	6.9%
System-wide sales	$1,459.5	$4,023.9	$3,949.0
System comparable sales growth	5.3%	4.6%	2.0%
System NRG	53	15	10
Restaurant count at period end	4,724	19,111	13,677

Results of operations for BK Segment

Franchise and Property

During the three months ended March 31, 2015, the increase in franchise and property revenues, excluding FX impact, was due primarily to (i) an increase of $15.9 million in franchise royalties primarily driven by NRG of 710 restaurants during the trailing twelve-month period and comparable sales growth and (ii) an increase of $6.4 million in franchise fees and other revenue driven by an increase in franchise fees and renewal franchise fees. During the three months ended March 31, 2015, franchise and property revenues had a $14.5 million unfavorable FX impact.

During the three months ended March 31, 2015, the decrease in franchise and property expenses was primarily related to a $1.2 million favorable FX impact.

Segment SG&A

The decrease in Segment SG&A was driven primarily by a decrease in salary and fringe benefits.

Segment income

During the three months ended March 31, 2015, segment income increased primarily due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2014 Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to make required Preferred Share dividends, to repurchase our common shares, to voluntarily repay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay dividends on our common shares. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and Preferred Share requirements.

At March 31, 2015, we had cash and cash equivalents of $1,019.5 million and working capital of $782.5 million. In addition, at March 31, 2015, we had borrowing availability of $495.2 million under our 2014 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2014 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, Preferred Share dividends, debt service requirements and capital spending requirements over the next twelve months.

Our consolidated cash and cash equivalents include balances held in foreign tax jurisdictions that represent undistributed earnings of our foreign subsidiaries for periods prior to the Transactions, which are considered indefinitely reinvested for U.S. income tax purposes. Since we currently anticipate utilizing the majority of future cash flows from our foreign subsidiaries, we record a deferred tax liability for the repatriation of the future cash flows that would be subject to tax in the US.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our 2014 Credit Agreement, amounts outstanding under our 2014 Senior Notes and Tim Hortons Notes (each defined below), and obligations under capital leases. For further information about our long-term debt, see Note 11 to the accompanying unaudited Condensed Consolidated Financial Statements included in this report.

2014 Credit Agreement

At March 31, 2015, we had $6,625.9 million in Term Loan B outstanding (the “Term Loan B”), net of discount, under our credit agreement dated October 27, 2014 (the “2014 Credit Agreement”). As of March 31, 2015, the interest rate was 4.50% on our outstanding Term Loan B. Based on the amounts outstanding under the Term Loan B and the three-month LIBOR rate as of March 31, 2015, required debt service for the next twelve months is estimated to be approximately $305.7 million in interest payments and $24.8 million in principal payments. As of March 31, 2015, we had no amounts outstanding under the revolving credit facility available under the 2014 Credit Agreement (the “2014 Revolving Credit Facility”). As of March 31, 2015, we had $4.8 million of letters of credit issued against the 2014 Revolving Credit Facility and our borrowing availability was $495.2 million.

2014 Senior Notes

At March 31, 2015, we had outstanding $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”). Based on the amount outstanding at March 31, 2015, required debt service for the next twelve months on the 2014 Senior Notes is $135.0 million in interest payments. No principal payments are due until maturity.

At March 31, 2015, we were in compliance with all covenants of the 2014 Credit Agreement and the indentures governing our 2014 Senior Notes, and there were no limitations on our ability to draw on our 2014 Revolving Credit Facility.

Tim Hortons Notes

At March 31, 2015, we had notes outstanding with the following carrying values and terms: (i) C$48.0 million of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017, (ii) C$2.6 million of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 and (iii) C$3.9 million of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (collectively, the “Tim Hortons Notes”). Based on the amounts outstanding at March 31, 2015, required debt service for the next twelve months on the Tim Hortons Notes is C$2.2 million in interest payments. No principal payments are due until maturity.

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

Cash Dividends

If a dividend has been declared and is payable in respect of the Preferred Shares, we are required to make a distribution in respect of the Partnership preferred units in an amount equal to the aggregate amount of dividends or distributions payable on the Preferred Shares, including cash make-whole dividends.

On April 2, 2015, RBI paid a cash dividend of $0.09 per RBI common share to common shareholders of record on March 3, 2015. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.09 per exchangeable unit to holders of record on March 3, 2015. On April 1, 2015, RBI paid a cash dividend of $1.20 per Preferred Share, for a total dividend of $82.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the period of December 12, 2014 through December 31, 2014 as well as the first calendar quarter of 2015. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On April 27, 2015, the RBI Board of Directors declared a cash dividend of $0.10 per RBI common share, which will be paid on July 3, 2015 to RBI common shareholders of record on May 29, 2015. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.10 per exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. On April 24, 2015, the RBI Board of Directors also declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on July 2, 2015. The dividend on the Preferred Shares includes the amount due for the second calendar quarter of 2015. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

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

Outstanding Security Data

As at April 20, 2015, we had outstanding 202,006,067 Class A common units issued to RBI, 68,530,939 Partnership preferred units issued to RBI and 265,041,783 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the Preferred Shares and the special voting share except as otherwise provided by law.

From and after the one year anniversary of the effective date of the Transactions, the holder of Partnership exchangeable units will have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership, in its sole discretion, to determine to settle any such exchange for a cash payment in lieu of RBI common shares.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $261.8 million for the three months ended March 31, 2015, compared to $125.3 million during the same period in the prior year. The increase in cash provided by operating activities was driven primarily by the Tim Hortons acquisition and the reclassification of restricted cash to cash and cash equivalents.

Investing Activities

Cash provided by investing activities was $32.7 million for the three months ended March 31, 2015, compared to cash used for investing activities of $4.2 million during the same period in the prior year. The change in investing activities was driven primarily by $52.1 million of proceeds received from the settlement of cross currency rate swaps and proceeds from refranchisings in the current year, partially offset by an increase in capital expenditures in the current year and payments for acquired franchisee operations in the prior year.

Financing Activities

Cash used for financing activities was $1,017.1 million for the three months ended March 31, 2015, compared to $43.7 million during the same period in the prior year. The increase in cash used for financing activities was driven primarily by the redemption of the Tim Hortons Notes, the mandatory prepayment of the 2014 Term Loan Facility and higher scheduled debt principal payments in the current year, partially offset by dividend payments in the prior year.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC and on SEDAR in Canada on March 12, 2015.

New Accounting Pronouncements

See Note 4 – New Accounting Pronouncements, in the notes to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2015 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2015. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The management of RBI, as the general partner, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, RBI’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the benefits of our fully franchised business model; (ii) the domestic and international growth opportunities for the Tim Hortons and Burger King brands, both in existing and new markets and our ability to accelerate international development through joint venture structures and master franchise and development agreements; (iii) the amount and timing of additional G&A expenses associated with restructuring activities following the consummation of the Transactions and the anticipated benefits that we will recognize from such restructuring; (iv) our future financial obligations, including annual debt service requirements, capital expenditures and cash distributions required under our partnership agreement, and our ability to meet such obligations, (vi) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows, (vi) our belief and estimates regarding accounting and tax matters, and (vii) our future financial and operational results.

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

We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC and on SEDAR in Canada on March 12, 2015, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities on SEDAR. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information

Item 1.	Legal Proceedings

On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff sought monetary damages and injunctive relief. On August 19, 2014, BKC agreed to pay $8.5 million to settle the lawsuit. On December 2, 2014, the parties finalized a settlement agreement which received final court approval on April 15, 2015.

Item 5.	Other Information

Item 5.02(e) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On January 29, 2015, the Compensation Committee of the RBI Board of Directors (the “Compensation Committee”) approved discretionary awards of 333,333 stock options, 300,000 stock options, 166,667 stock options, 166,667 stock options and 100,000 stock options to Daniel Schwartz, our Chief Executive Officer, Joshua Kobza, our Chief Financial Officer, Jose Cil, President, Burger King, Elias Diaz Sese, President, Tim Hortons and Heitor Gonçalves, Chief Information and Performance Officer and Chief People Officer, respectively, for exemplary performance. The options, which were granted on March 6, 2015, have an exercise price of $42.26 and will cliff vest on March 1, 2020.

Burger King Worldwide provided employees at the level of director and above, including our named executive officers, the ability to invest a portion of their net cash bonus into equity of Burger King Worldwide and leverage that investment through the issuance of matching stock options. The program is called the Bonus Swap Program. On January 29, 2015, the Compensation Committee approved grants of Bonus Matching Options and Additional Bonus Matching Options to the participants in the 2014 Bonus Swap Program, including our named executive officers. The following options, which were granted on March 6, 2015, have an exercise price of $42.26 and will cliff vest on December 31, 2019:

	2014 Bonus	2014 Additional Bonus
NEO	Matching Options	Matching Options
Daniel Schwartz	41,410	41,410
Joshua Kobza	17,747	17,747
Jose Cil	17,984	17,983
Elias Diaz Sese	12,905	12,904
Heitor Gonçalves	16,209	16,209

On January 29, 2015, the Compensation Committee approved the 2015 Bonus Swap Program for employees of Burger King Corporation (“BKC”) and its subsidiaries at the level of director and above and for employees of The TDL Group Corp. (“TDL”) and its subsidiaries at the level of vice president and above. Under the 2015 Bonus Swap Program, RBI will provide eligible employees with an opportunity to invest 25% or 50% of their calculated net bonus into equity of RBI and to receive matching restricted stock units (“Matching RSUs”). For an employee at the level of EVP and above, the number of Matching RSUs will be determined by multiplying the employee’s gross bonus by 25% or 50%, depending on the percentage of the calculated net bonus that the employee elects to convert. Employees at the level of EVP and above who elect to use 50% of their calculated net bonus to purchase shares will also receive additional Matching RSUs (“Additional Matching RSUs”) in the same number as the Matching RSUs. Due to the nature of RSUs and the fact that, unlike options, the holder will not be required to make a cash outlay for the shares, the maximum number of RSUs issuable to these executives is 50% of the maximum number of options issuable under the 2014 Bonus Swap Program. The Matching RSUs and Additional Matching RSUs will cliff vest on December 31, 2020. If an employee is terminated for any reason (except for death or disability) on or before December 31, 2017, the employee will forfeit all of the Matching RSUs and Additional Matching RSUs. If an employee is terminated without cause after December 31, 2017, the employee will become vested in the number of Matching RSUs and Additional Matching RSUs as if such RSUs vested 20% on each of December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Matching RSUs will be subject to proportionate forfeiture if an employee sells the related shares prior to the vesting date, and the Additional Matching RSUs will be subject to 100%

forfeiture if an employee sells any shares prior to the vesting date. In addition, participants at the 50% level who sell below the 25% level (i.e., more than half of the shares purchased) prior to the vesting date will forfeit all of their Matching RSUs and Additional Matching RSUs.

On February 25, 2015, the Compensation Committee approved the form of employment agreements between RBI and two of its subsidiaries, BKC and TDL, and each of Messrs. Schwartz, Kobza and Gonçalves due to the fact that these executives will be allocating their working hours among RBI and the subsidiaries. These employment agreements became effective as of February 9, 2015 for Messrs. Schwartz and Kobza and February 3, 2015, for Mr. Goncalves. Pursuant to the employment agreements, each such company will be responsible for paying that portion of the executive’s salary based on the percentage of the executive’s working hours allocated to such company, but the total amount of base compensation to be paid to each of Messrs. Schwartz, Kobza and Gonçalves by all such companies is $800,000, $500,000 and $500,000, respectively. Each executive is eligible to participate in the annual bonus program incentive plan maintained by RBI, in its sole discretion. For 2015, the target bonus for Messrs. Schwartz, Kobza and Gonçalves (as a percentage of base salary) is 200%, 150% and 150%, respectively. The bonus will be paid to the executives by the respective companies based on the same allocation applied to base compensation. Each of the executives will be tax equalized to the U.S. to help ensure that the executive does not gain or lose financially due to the different tax and social security implications or consequences of the executive’s employment with the three companies. Either the company or the executive may terminate the employment relationship at any time. If a company terminates the employment of an executive under its respective employment agreement without cause or due to the executive’s death or disability, the provisions of RBI’s policies relating to termination of employment applicable to employees at the executive’s grade level as in effect at the time of termination, including, if applicable, RBI’s severance policy, or provincial employment standards legislation, if such legislation provides for greater severance benefits, will apply. This severance will be paid to the executives by the respective companies based on the same allocation applied to base compensation. If an executive is terminated by one company, the executive will resign from the positions that he holds with the other companies.

On March 5, 2015, the Compensation Committee approved and ratified the payment of a bonus of $250,000 to be paid to each of Messrs. Cil, Diaz Sesé and Gonçalves. In the case of Messrs. Cil and Diaz Sesé, the bonus was to facilitate the anticipated relocation of Mr. Cil from Switzerland to the U.S. and Mr. Diaz Sesé from Singapore to Canada. In the case of Mr. Gonçalves, the bonus was to assist with the costs associated with his incremental living expenses in Canada relating to his new job responsibilities there. The bonus was paid to Messrs. Cil and Diaz Sesé in December 2014 and to Mr. Gonçalves in March 2015.

On April 24, 2015, the Board of Directors approved an amendment to the Consulting Agreement dated December 15, 2014 between RBI and Marc Caira, the former chief executive officer of Tim Hortons Inc. and the Vice Chairman of the Board. As amended, the terms of the Consulting Agreement provide, among other things, that, in recognition of the fact that substantially all of the services will be provided in 2015, Mr. Caira will receive $1,500,000 payable as follows: $1,425,000 in 2015, payable in quarterly installments of $356,250, and $37,500 in each of 2016 and 2017, payable in annual installments.

Item 6.	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

4.5(j)	Deed of Guarantee dated April 16, 2015 by Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, in favor of BNY Trust Company of Canada (incorporated herein by reference to Exhibit 4.5(j) to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.19	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Daniel S. Schwartz (incorporated herein by reference to Exhibit 10.19 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.20	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Daniel S. Schwartz (incorporated herein by reference to Exhibit 10.20 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.21	Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Daniel S. Schwartz (incorporated herein by reference to Exhibit 10.21 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.22	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza (incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.23	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Joshua Kobza (incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.24	Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza (incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.25	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Heitor Gonçalves (incorporated herein by reference to Exhibit 10.25 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.26	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Heitor Gonçalves (incorporated herein by reference to Exhibit 10.26 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.27	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Heitor Gonçalves (incorporated herein by reference to Exhibit 10.27 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

10.28	Amended and Restated Consulting Agreement dated as of March 31, 2015 between Restaurant Brands International Inc. and Marc Caira (incorporated herein by reference to Exhibit 10.28 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015)

31.1	Certification of Chief Executive Officer of Restaurant Brands International, Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Restaurant Brands International, Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Restaurant Brands International, Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Restaurant Brands International, Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restaurant Brands International Limited Partnership
By: Restaurant Brands International Inc., its general partner

Date: May 5, 2015	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Restaurant Brands International, Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International, Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International, Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International, Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document