Form 10-Q
period 2015-09-30
Restaurant Brands International Limited Partnership
filed 2015-10-30
CIK 1618755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 20, 2015, there were 265,041,783 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information

Item 1.	Financial Statements

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(unaudited)

	As of
	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$971.7	$1,803.2
Restricted cash and cash equivalents	—	84.5
Trade and notes receivable, net of allowance of $11.7 million and $20.1 million, respectively	371.5	441.2
Inventories and other current assets, net	154.7	171.2
Advertising fund restricted assets	58.6	53.0
Deferred income taxes, net	81.3	86.6

Total current assets	1,637.8	2,639.7
Property and equipment, net of accumulated depreciation of $314.5 million and $225.1 million, respectively	2,212.0	2,437.1
Intangible assets, net	9,408.9	10,445.1
Goodwill	4,617.3	5,230.1
Net investment in property leased to franchisees	123.4	140.5
Other assets, net	1,035.7	445.5

Total assets	$19,035.1	$21,338.0

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$337.5	$223.0
Accrued advertising	47.4	25.9
Other accrued liabilities	608.6	335.2
Gift card liability	112.6	187.0
Advertising fund liabilities	53.1	45.5
Current portion of long term debt and capital leases	56.5	1,128.8

Total current liabilities	1,215.7	1,945.4

Term debt, net of current portion	8,471.7	8,826.5
Capital leases, net of current portion	207.9	243.7
Other liabilities, net	848.4	707.8
Deferred income taxes, net	1,689.2	1,982.8

Total liabilities	12,432.9	13,706.2

Partnership preferred units; $43.775848 par value; 68,530,939 units authorized, issued and outstanding at September 30, 2015 and December 31, 2014	3,297.0	3,297.0
Partners’ capital:
Class A common units - 202,006,067 units issued and outstanding at September 30, 2015 and December 31, 2014	2,015.1	1,986.0
Partnership exchangeable units - 265,041,783 units issued and outstanding at September 30, 2015 and December 31, 2014	2,587.1	2,600.9
Accumulated other comprehensive income (loss)	(1,298.4)	(253.4)

Total Partners’ capital	3,303.8	4,333.5
Noncontrolling interests	1.4	1.3

Total equity	3,305.2	4,334.8

Total liabilities, Partnership preferred units and equity	$19,035.1	$21,338.0

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions of U.S. dollars, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Sales	$545.9	$18.9	$1,613.2	$55.7
Franchise and property revenues	473.8	260.0	1,382.0	725.3

Total revenues	1,019.7	278.9	2,995.2	781.0
Cost of sales	446.6	16.5	1,354.6	47.7
Franchise and property expenses	114.4	41.4	365.2	114.5
Selling, general and administrative expenses	104.3	78.3	317.3	173.5
(Income) loss from equity method investments	1.0	(4.1)	5.7	5.8
Other operating expenses (income), net	9.4	145.9	82.2	155.8

Total operating costs and expenses	675.7	278.0	2,125.0	497.3

Income from operations	344.0	0.9	870.2	283.7
Interest expense, net	116.0	51.3	362.3	151.9
(Gain) loss on early extinguishment of debt	0.4	—	40.0	—

Income (loss) before income taxes	227.6	(50.4)	467.9	131.8
Income tax expense (benefit)	44.7	(26.9)	140.7	19.8

Net income (loss)	182.9	(23.5)	327.2	112.0

Net income (loss) attributable to noncontrolling interests (Note 13)	0.9	—	2.9	—
Partnership preferred unit distributions	67.5	—	203.7	—

Net income (loss) attributable to common unitholders/shareholders	$114.5	$(23.5)	$120.6	$112.0

Earnings (loss) per unit / share - basic (Note 5):
Class A common units	$0.25	—	$0.26	—
Partnership exchangeable units	$0.25	—	$0.26	—
Common shares	—	$(0.07)	—	$0.32
Earnings (loss) per unit / share - diluted (Note 5):
Class A common units	$0.25	—	$0.26	—
Partnership exchangeable units	$0.25	—	$0.26	—
Common shares	—	$(0.07)	—	$0.31
Weighted average units / shares outstanding - basic (Note 5):
Class A common units	202.0	—	202.0	—
Partnership exchangeable units	265.0	—	265.0	—
Common shares	—	352.0	—	351.9
Weighted average units / shares outstanding - diluted (Note 5):
Class A common units	202.0	—	202.0	—
Partnership exchangeable units	265.0	—	265.0	—
Common shares	—	352.0	—	359.2
Distributions per common unit	$0.12	—	$0.31	—
Dividends per common share	—	$0.08	—	$0.22

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$182.9	$(23.5)	$327.2	$112.0

Foreign currency translation adjustment	(644.8)	(109.0)	(1,543.5)	(118.7)
Net change in fair value of net investment hedges, net of tax of $(51.8), $(13.6), $(94.6) and $(14.2)	345.9	21.4	572.0	22.4
Net change in fair value of cash flow hedges, net of tax of $11.8, $8.7, $33.1 and $51.1	(33.6)	(13.8)	(92.6)	(80.7)
Amounts reclassified to earnings of cash flow hedges, net of tax of $0, $4.3, $(7.3) and $2.7	0.2	(6.7)	19.2	(4.1)
Pension and post-retirement benefit plans, net of tax of $0, $0, $0.1 and $0	—	—	(0.1)	—
Amortization of prior service (credits) costs, net of tax of $0.3, $0.3, $0.8 and $0.8	(0.4)	(0.4)	(1.3)	(1.3)
Amortization of actuarial (gains) losses, net of tax of $(0.3), $0, $(0.8) and $0	0.4	(0.1)	1.3	(0.2)

Other comprehensive income (loss)	(332.3)	(108.6)	(1,045.0)	(182.6)

Comprehensive income (loss)	$(149.4)	$(132.1)	$(717.8)	$(70.6)

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(In millions of U.S. dollars, except per share data)

(unaudited)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2014	202.0	$1,986.0	265.0	$2,600.9	$(253.4)	$1.3	$4,334.8
Distributions declared on Class A common units ($0.31 per unit)	—	(62.7)	—	—	—	—	(62.7)
Distributions declared on partnership exchangeable units ($0.31 per unit)	—	—	—	(82.2)	—	—	(82.2)
Preferred unit distributions	—	(88.2)	—	(115.5)	—	—	(203.7)
Capital contribution from RBI Inc.	—	39.6	—	—	—	—	39.6
Restaurant VIE distributions	—	—	—	—	—	(2.8)	(2.8)
Net income (loss)	—	140.4	—	183.9	—	2.9	327.2
Other comprehensive income (loss)	—	—	—	—	(1,045.0)	—	(1,045.0)

Balances at September 30, 2015	202.0	$2,015.1	265.0	$2,587.1	$(1,298.4)	$1.4	$3,305.2

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$327.2	$112.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137.8	48.7
(Gain) loss on early extinguishment of debt	40.0	—
Amortization of deferred financing costs and debt issuance discount	25.0	45.7
(Income) loss from equity method investments	5.7	5.8
Loss (gain) on remeasurement of foreign denominated transactions	31.1	(22.0)
Amortization of defined benefit pension and postretirement items	—	(2.4)
Net losses (gains) on derivatives	50.1	154.5
Net losses (gains) on refranchisings and dispositions of assets	(5.8)	11.8
Bad debt expense (recoveries), net	0.9	0.9
Share-based compensation expense	36.9	9.5
Acquisition accounting impact on cost of sales	0.5	—
Deferred income taxes	(114.8)	(59.1)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Reclassification of restricted cash to cash and cash equivalents	79.2	—
Trade and notes receivable	35.4	10.0
Inventories and other current assets	(5.1)	10.8
Accounts and drafts payable	138.8	1.8
Accrued advertising	29.8	(22.2)
Other accrued liabilities	172.2	88.0
Other long-term assets and liabilities	(34.5)	(18.2)

Net cash provided by operating activities	950.4	375.6

Cash flows from investing activities:
Payments for property and equipment	(82.9)	(10.7)
Proceeds (payments) from refranchisings, disposition of assets and restaurant closures	16.9	(6.6)
Return of investment on direct financing leases	12.1	11.6
Settlement of derivatives, net	11.8	—
Other investing activities, net	2.1	(0.2)

Net cash provided by (used for) investing activities	(40.0)	(9.8)

Cash flows from financing activities:
Proceeds from Senior Notes	1,250.0	—
Repayments of term debt, Tim Hortons Notes and capital leases	(2,610.6)	(57.3)
Payment of financing costs	(81.3)	—
Distributions on partnership units	(238.8)
Dividends paid on common stock	—	(77.4)
Proceeds from stock option exercises	—	0.1
Proceeds from issuance of shares	—	0.2
Capital distributions to RBI Inc.	(0.1)	—
Other financing activities	(3.9)	—

Net cash provided by (used for) financing activities	(1,684.7)	(134.4)

Effect of exchange rates on cash and cash equivalents	(57.2)	(4.6)
Increase (decrease) in cash and cash equivalents	(831.5)	226.8
Cash and cash equivalents at beginning of period	1,803.2	786.9

Cash and cash equivalents at end of period	$971.7	$1,013.7

Supplemental cashflow disclosures:
Interest paid	$285.8	$82.4
Income taxes paid	$91.8	$28.5
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$10.4	$—

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions unless noted otherwise)

Note 1. Description of Business and Organization

Description of Business

Restaurant Brands International Limited Partnership (“Partnership,” “we,” “us” and “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Partnership is a successor issuer to Burger King Worldwide, Inc. Partnership is the indirect parent of The TDL Group Corp. (f/k/a Tim Hortons ULC and Tim Hortons Inc.), a limited company existing under the laws of British Columbia that franchises and operates quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), and Burger King Worldwide Inc., a Delaware corporation that franchises and operates fast food hamburger restaurants principally under the Burger King® brand (“Burger King Worldwide”). We are one of the world’s largest quick service restaurant, or QSR, chains as measured by total number of restaurants. As of September 30, 2015, we franchised or owned a total of 19,514 restaurants in approximately 100 countries and U.S. territories worldwide. Approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

We are a limited partnership organized under the laws of Ontario and a subsidiary of Restaurant Brands International Inc. (“RBI”). RBI is our sole general partner. As our general partner, RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership in accordance with our partnership agreement (“partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.

The following table outlines our restaurant count and activity, by brand and consolidated, for the periods indicated.

	Tim Hortons	Burger King	System Wide
Total restaurants – December 31, 2014	4,671	14,372	19,043
Openings	205	534	739
Closures	(31)	(237)	(268)

Total restaurants – September 30, 2015	4,845	14,669	19,514

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

We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. Our most significant VIEs are Tim Hortons advertising funds and in entities that operate restaurants under our subsidiaries’ franchise arrangements and certain equity method investees that operate as master franchisees. Our maximum exposure to loss resulting from involvement with potential VIEs is attributable to trade and notes receivable balances, outstanding loan guarantees and future lease payments, where applicable.

We do not have any ownership interests in our franchisees’ businesses, except for investments in various entities that are accounted for under the equity method. Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. Tim Hortons previously also entered into interest-free financing in connection with a Franchise Incentive Program (“FIP”) with certain U.S. restaurant owners whereby restaurant owners finance with Tim Hortons the initial franchise fee and purchase of restaurant assets. In both operator and FIP arrangements, we perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate the VIE if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). Additionally, Tim Hortons participates in advertising funds which, on behalf of Tim Hortons restaurants and franchise restaurants, collect contributions and administer funds for advertising and promotional programs. Tim Hortons is the sole shareholder (Canada) and sole member (U.S.) in these funds, and is the primary beneficiary of these funds (“Advertising VIEs”). As Burger King franchise and master franchise arrangements provide the franchisee and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.

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

During the nine months ended September 30, 2015, amounts previously classified as restricted cash were reclassified to cash and cash equivalents as a result of the restructuring of our banking arrangements and our intent to no longer classify this cash as restricted. This reclassification is reflected as a source of cash provided by operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

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

During the three months ended September 30, 2015, we adjusted our preliminary estimate of the fair value of net assets acquired. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed remains preliminary and reflects various revised fair value estimates and analyses as of September 30, 2015, including work performed by third-party valuation specialists. The preliminary purchase price allocation as of September 30, 2015 is presented in the tables below and remains subject to revision as valuations are finalized and we complete our review of the valuations.

December 12, 2014
Total current assets	$654.9
Property and equipment	1,673.0
Intangible assets	7,819.3
Other assets, net	146.2
Accounts payable	(228.2)
Advertising fund liabilities	(49.7)
Other accrued liabilities	(211.0)
Total debt and capital lease obligations	(1,358.0)
Other liabilities, net	(375.3)
Deferred income taxes, net	(1,415.2)

Total identifiable net assets	6,656.0
Noncontrolling interest	(1.1)
Goodwill	4,640.0

Total consideration	$11,294.9

The adjustments to the preliminary estimate of net assets acquired resulted in a corresponding $623.2 million decrease in estimated goodwill due to the following changes to preliminary estimates of fair value and allocation of purchase price:

Increase (Decrease) in Goodwill
Change in:
Total current assets	$(14.2)
Property and equipment	105.0
Other assets	(53.7)
Other accrued liabilities	(11.3)
Other liabilities, net	65.0
Intangible assets	(1,001.7)
Total debt and capital lease obligations	124.2
Deferred income taxes, net	163.5

Total decrease in goodwill	$(623.2)

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

Note 4. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amended accounting guidance on revenue recognition. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update which deferred the effective date for adoption of the new revenue standard by one year. As such, this standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of the accounting standard is allowed as of the original effective date, which is for fiscal years, and interim periods within those years, beginning after December 15, 2016. The accounting standards update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this accounting standards update on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the accounting standards update on our ongoing financial reporting.

In February 2015, the FASB issued an accounting standards update that changed the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact that the adoption of this accounting standards update will have on our financial statements; however, the adoption is not expected to have a significant impact on our consolidated financial position or results of operations.

In April 2015, the FASB issued an accounting standards update that changed the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. During the three months ended September 30, 2015, we adopted this updated standard, which required retrospective application and resulted in the reclassification of debt issuance costs of $20.5 million from Inventories and other current assets, net and $129.6 million from Other assets, net to a reduction of $150.1 million in Term debt, net of current portion in our condensed consolidated balance sheet as of December 31, 2014. Other than this change in presentation, this accounting standards update did not have an impact on our consolidated financial position, results of operations or cash flows. See Note 11, Long Term Debt for more information.

In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory and to change the measurement from lower of cost or market to lower of cost or net realizable value. The update does not apply to inventory that is measured using last-in, first out (“LIFO”) or the retail inventory method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We expect the adoption of this guidance to have no significant impact on our consolidated financial position or results of operations.

In September 2015, the FASB issued an accounting standards update that amended accounting guidance related to restating prior periods to reflect adjustments made to provisional amounts recognized in a business combination. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date. We are currently evaluating the impact that the adoption of this accounting standards update will have on our financial statements; however, the adoption is not expected to have a significant impact on our consolidated financial position or results of operations.

Note 5. Earnings (Loss) Per Unit/Share

As a result of the reorganization of Burger King Worldwide into Partnership following the Transactions, Partnership uses the two-class method in the computation of earnings per unit. Pursuant to the terms of the partnership agreement, RBI, as the holder of Partnership’s Class A common units (“Class A common units”) is entitled to receive distributions from Partnership in an amount per unit equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”) are entitled to receive distributions from Partnership in an amount per unit equal to the dividends payable by RBI on each RBI common share. Partnership’s net income available to common unitholders is allocated between the Class A common units and Partnership exchangeable units on a fully-distributed basis and reflects residual net income after noncontrolling interests and Partnership preferred unit distributions. Basic and diluted earnings per Class A common unit is determined by dividing net income allocated to Class A common unitholders by the weighted average number of Class A common units outstanding for the period. Basic and diluted earnings per Partnership exchangeable unit is determined by dividing net income allocated to the Partnership exchangeable units by the weighted average number of Partnership exchangeable units outstanding during the period.

During the three and nine months ended September 30, 2015, the net income (loss) allocated to Partnership exchangeable units was calculated as 56.7% of net income (loss) attributable to common unitholders. The weighted average Partnership exchangeable units for the three and nine months ended September 30, 2015 reflects the 265.0 million Partnership exchangeable units received in exchange for Burger King Worldwide common shares during 2014.

Prior to the Transactions, our equity reflected 100% ownership by Burger King Worldwide shareholders. Basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2014 is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of shares outstanding for Burger King Worldwide shareholders during this period.

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

Basic and diluted earnings (loss) per unit/share are as follows (in millions, except per unit/share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator - Basic and Diluted:
Net income (loss) attributable to common unitholders/shareholders	$114.5	$(23.5)	$120.6	$112.0

Allocation of net income (loss) among partner interests and common shareholders:
Net income (loss) allocated to Class A common unitholders	$49.6	$—	$52.2	$—
Net income (loss) allocated to Partnership exchangeable unitholders	64.9	—	68.4	—
Net income (loss) allocated to common shareholders	—	(23.5)	—	112.0

Net income (loss) attributable to common unitholders / shareholders	$114.5	$(23.5)	$120.6	$112.0

Denominator - Basic and Diluted partnership units:
Weighted average Class A common units	202.0	—	202.0	—
Weighted average Partnership exchangeable units	265.0	—	265.0	—

Total weighted average basic and diluted units outstanding	467.0	—	467.0	—

Denominator - common shares:
Weighted average common shares - basic	—	352.0	—	351.9
Effect of other dilutive securities	—	—	—	7.3

Weighted average common shares - diluted	—	352.0	—	359.2

Earnings (loss) per unit / share - basic:
Class A common units	$0.25	—	$0.26	—
Partnership exchangeable units	$0.25	—	$0.26	—
Common shares	—	$(0.07)	—	$0.32
Earnings (loss) per unit / share - diluted:
Class A common units	$0.25	—	$0.26	—
Partnership exchangeable units	$0.25	—	$0.26	—
Common shares	—	$(0.07)	—	$0.31

Anti-dilutive stock options outstanding	—	19.5	—	3.6

Note 6. Inventories and Other Current Assets, net

Inventories and other current assets, net consist of the following:

	As of
	September 30, 2015	December 31, 2014
Raw materials	$35.2	$26.3
Finished goods	63.6	71.8

Total Inventory	98.8	98.1
Refundable and prepaid income taxes	18.3	18.3
Prepaid rent	6.5	13.4
Prepaids and other current assets	31.1	41.4

Inventories and other current assets, net	$154.7	$171.2

Note 7. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$661.0	$(100.7)	$560.3	$696.8	$(83.1)	$613.7
Favorable leases	452.1	(98.1)	354.0	490.7	(62.8)	427.9

Subtotal	1,113.1	(198.8)	914.3	1,187.5	(145.9)	1,041.6

Indefinite lived intangible assets:
Tim Hortons brand	$6,380.1	$—	$6,380.1	$7,236.5	$—	$7,236.5
Burger King brand	2,114.5	—	2,114.5	2,167.0	—	2,167.0

Subtotal	8,494.6	—	8,494.6	9,403.5	—	9,403.5

Intangible assets, net			$9,408.9			$10,445.1

Goodwill	$4,617.3			$5,230.1

We recorded amortization expense on intangible assets of $19.2 million for the three months ended September 30, 2015 and $8.3 million for the same period in the prior year. We recorded amortization expense on intangible assets of $58.8 million for the nine months ended September 30, 2015 and $25.9 million for the same period in the prior year. The increase in amortization expense from the prior year was due to amortization recorded on intangible assets acquired in connection with the Acquisition. Identifiable assets subject to amortization also decreased as a result of foreign currency translation effect. The change in the brand and goodwill balances for the nine months ended September 30, 2015 was due to foreign currency translation effect.

Note 8. Other assets, net

Other assets, net consist of the following:

	As of
	September 30, 2015	December 31, 2014
Derivative assets - noncurrent	$718.7	$164.8
Equity method investments	143.3	169.7
Other assets	173.7	111.0

Other assets, net	$1,035.7	$445.5

Note 9. Equity Method Investments

The aggregate carrying amount of our equity method investments was $143.3 million as of September 30, 2015 and $169.7 million as of December 31, 2014 and is included as a component of other assets, net in our condensed consolidated balance sheets.

With respect to our Tim Hortons (“TH”) business, the most significant equity investment is our 50% joint-venture interest with The Wendy’s Company, which jointly holds real estate underlying Canadian combination restaurants. During the three months ended September 30, 2015, Tim Hortons received $3.4 million in cash distributions and recognized $5.2 million of contingent rent expense associated with this joint venture. During the nine months ended September 30, 2015, Tim Hortons received $9.3 million in cash distributions and recognized $15.6 million of contingent rent expense associated with this joint venture.

With respect to our Burger King (“BK”) business, most of the entities in which we have an equity interest own or franchise Burger King restaurants. Franchise and property revenues we recognized from franchisees in which we have an equity interest consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues from affiliates:
Franchise royalties	$23.0	$21.8	$67.3	$61.6
Property revenues	6.7	7.0	20.9	19.7
Franchise fees and other revenue	2.4	2.2	5.8	5.5

Total	$32.1	$31.0	$94.0	$86.8

At September 30, 2015 and December 31, 2014, we had $15.8 million and $22.6 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our condensed consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss. During 2015, we recorded a $10.9 million noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock.

Note 10. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities and other liabilities, net consist of the following:

	As of
	September 30, 2015	December 31, 2014
Current:
Taxes payable - current	$225.5	$78.8
Accrued compensation and benefits	53.0	39.4
Interest payable	81.4	36.3
Restructuring and other provisions	15.7	29.5
Deferred income - current	26.4	19.8
Closed property reserve	11.3	15.2
Dividend payable	120.2	13.8
Other	75.1	102.4

Other accrued liabilities	$608.6	$335.2

Non-current:
Unfavorable leases	$350.1	$428.5
Derivatives liabilities - noncurrent	75.6	25.6
Taxes payable - noncurrent	252.5	50.3
Accrued pension	61.9	62.9
Lease liability - noncurrent	30.8	35.2
Share-based compensation liability	6.0	34.9
Deferred income - noncurrent	21.7	18.9
Other	49.8	51.5

Other liabilities, net	$848.4	$707.8

Note 11. Long-Term Debt

Long-term debt consists of the following:

		As of
	Maturity dates	September 30, 2015	December 31, 2014
2014 Term Loan Facility (a)	December 12, 2021	$5,065.5	$6,682.8
2015 Senior Notes	January 15, 2022	1,250.0	—
2014 Senior Notes	April 1, 2022	2,250.0	2,250.0
Tim Hortons Notes	various	40.9	1,044.8
Other	N/A	93.0	107.9
Less: deferred financing costs		(188.6)	(150.1)

Total debt, net		8,510.8	9,935.4
Less: current maturities of debt		(39.1)	(1,108.9)

Total long-term debt		$8,471.7	$8,826.5

(a)	Principal face amount herein is presented net of a discount of $45.1 million at September 30, 2015 and $67.2 million at December 31, 2014.

As of September 30, 2015, deferred financing costs included $137.1 million related to the 2014 Term Loan Facility (as defined below), $9.3 million related to the 2015 Senior Notes (as defined below) and $42.2 million related to the 2014 Senior Notes (as defined below). As of December 31, 2014, deferred financing costs included $104.1 million related to the 2014 Term Loan Facility and $46.0 million related to the 2014 Senior Notes.

2015 Amended Credit Agreement

On May 22, 2015, two of our subsidiaries (the “Borrowers”) entered into a first amendment (the “2015 Amended Credit Agreement”) to the credit agreement dated as of October 27, 2014. Under the 2015 Amended Credit Agreement, the aggregate principal amount of secured term loans (the “2014 Term Loan Facility”) was decreased to $5,140.4 million as a result of the repayment of $1,550.0 million from the net proceeds from the offering of the 2015 Senior Notes (as defined below) and cash on hand, and the interest rate applicable to the 2014 Term Loan Facility was reduced to, at the Borrowers’ option, either (i) a base rate plus an applicable margin equal to 1.75% or (ii) a Eurocurrency rate plus an applicable margin equal to 2.75%. The 2015 Amended Credit Agreement also provides for a senior secured revolving credit facility for up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit), the amount of which was unchanged by the May 22, 2015 amendment (the “2014 Revolving Credit Facility,” together with the 2014 Term Loan Facility, the “2014 Credit Facilities”).

Under the 2015 Amended Credit Agreement, at the Borrowers’ option, the interest rate per annum applicable to the 2014 Credit Facilities is based on a fluctuating interest rate determined by reference to either (i) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50%, (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% and (d) in respect of the 2014 Term Loan Facility, 2.00% per annum (“Base Rate Loans”), plus an applicable margin equal to 1.75% for any 2014 Term Loan Facility and 2.00% for loans under the 2014 Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements (“Eurocurrency Rate Loans”), plus an applicable margin equal to 2.75% for any 2014 Term Loan Facility and 3.00% for loans under the 2014 Revolving Credit Facility. Borrowings under the 2014 Credit Facilities will be subject to a floor of 1.00% in the case of Eurocurrency Rate Loans and 2.00% in the case of Base Rate Loans. We have elected our applicable rate per annum as Eurocurrency rate determined by reference to LIBOR. As of September 30, 2015, the interest rate on our 2014 Term Loan Facility was 3.75%.

In connection with the 2015 Amended Credit Agreement and the related repayment on the 2014 Term Loan Facility, we recorded a $40.3 million loss on early extinguishment of debt during the nine months ended September 30, 2015. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs and the write-off of unamortized discounts.

As of September 30, 2015, we had no amounts outstanding under the 2014 Revolving Credit Facility. Funds available under the 2014 Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the 2014 Revolving Credit Facility, which reduces our borrowing availability under this facility by the cumulative amount of outstanding letters of credit. As of September 30, 2015, we had $3.9 million of letters of credit issued against the 2014 Revolving Credit Facility and our borrowing availability was $496.1 million.

2015 Senior Notes

The Borrowers are party to an indenture, dated as of May 22, 2015 (the “2015 Senior Notes Indenture”), in connection with the issuance of $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 (the “2015 Senior Notes”). The 2015 Senior Notes bear interest at a rate of 4.625% per annum, payable semi-annually on January 15 and July 15 of each year. No principal payments are due until maturity. The net proceeds from the offering of the 2015 Senior Notes, together with cash on hand, were used to repay $1,550.0 million of the outstanding borrowings under our 2014 Term Loan Facility and to pay related premiums, fees and expenses.

The 2015 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of their Canadian and U.S. subsidiaries, including Burger King Worldwide, Tim Hortons and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”).

The 2015 Senior Notes are first lien senior secured obligations and rank (i) equal in right of payment with all of the existing and future senior debt of Borrowers and Note Guarantors, including borrowings under and guarantees of the 2014 Credit Facilities and the 2014 Senior Notes (as defined below); (ii) equal in right of payment with all of the existing and future first-priority senior secured debt of Borrowers and Note Guarantors, including the borrowings under and guarantees of the 2014 Credit Facilities, to the extent of the value of the collateral securing such debt; (iii) effectively senior in the right of payment to all of the existing and future unsecured senior debt and junior lien debt of Borrowers and Note Guarantors, including the 2014 Senior Notes, to the extent of the value of collateral securing the 2015 Senior Notes; (iv) senior in right of payment to all of the existing and future subordinated debt of Borrowers and Note Guarantors; and (v) structurally subordinated to all existing and future liabilities of the Borrowers’ non-guarantor subsidiaries.

The Borrowers may redeem some or all of the 2015 Senior Notes at any time prior to October 1, 2017 at a price equal to 100% of the principal amount redeemed plus a “make whole” premium and accrued and unpaid interest, if any. The 2015 Senior Notes are redeemable at our option, in whole or in part, at any time during the twelve-month period beginning on October 1, 2017 at 102.313% of the principal amount redeemed, at any time during the twelve-month period beginning on October 1, 2018 at 101.156% of the principal amount redeemed or at any time on or after October 1, 2019 at 100.0% of the principal amount redeemed. In addition, at any time prior to October 1, 2017, up to 40% of the aggregate principal amount of the 2015 Senior Notes may be redeemed with the net proceeds of certain equity offerings, at a redemption price equal to 104.625% of the principal amount of the 2015 Senior Notes plus accrued and unpaid interest, if any, to the redemption date. In connection with any tender offer for the 2015 Senior Notes, including a change of control offer or an asset sale offer, the Borrowers will have the right to redeem the 2015 Senior Notes at a redemption price equal to the amount offered in that tender offer if not less than 90% in aggregate principal amount of the outstanding 2015 Senior Notes validly tender and do not withdraw such 2015 Senior Notes in such tender offer. If the Borrowers experience a change of control, the holders of the 2015 Senior Notes will have the right to require the Borrowers to repurchase the 2015 Senior Notes at a purchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and Additional Amounts (as defined in the 2015 Senior Notes Indenture), if any, to the date of such repurchase.

2014 Senior Notes

At September 30, 2015, we had outstanding $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”).

Tim Hortons Notes

At the time of the Transactions, Tim Hortons had the following Canadian dollar denominated senior unsecured notes outstanding: (i) C$300.0 million aggregate principal amount of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017 (“Series 1 Notes”), (ii) C$450.0 million aggregate principal amount of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 (“Series 2 Notes”) and (iii) C$450.0 million aggregate principal amount of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”) (collectively, the “Tim Hortons Notes”). During the nine months ended September 30, 2015, Tim Hortons accepted for purchase, and settled for cash, the following: (i) C$252.6 million principal amount of Series 1 Notes; (ii) C$447.4 million principal amount of Series 2 Notes and (iii) C$446.1 million principal amount of Series 3 Notes, pursuant to tender offers made following the Transactions.

At December 31, 2014, the entire outstanding amount of the Tim Hortons Notes were classified within current liabilities, as we expected to fully redeem the Tim Hortons Notes during the first quarter of 2015. At September 30, 2015, the Tim Hortons Notes that remain outstanding, and therefore not redeemed, are classified within long-term liabilities, as we intend to leave these outstanding until maturity.

On March 12, 2015, we made a mandatory prepayment on the 2014 Term Loan Facility of $42.7 million equal to the U.S. dollar equivalent of the principal amount of Tim Hortons Notes that remained outstanding after 90 days following the Closing Date.

Debt issuance costs

In connection with entering into the 2015 Amended Credit Agreement and issuing the 2015 Senior Notes, we incurred an aggregate of $80.3 million of costs that were recorded as deferred financing costs and included as a component of term debt, net of current portion within our condensed consolidated balance sheet.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
2014 Term Loan Facility	$52.6	$—	$197.8	$—
2015 Senior Notes	14.4	—	20.7	—
2014 Senior Notes	33.8	—	101.3	—
Tim Hortons Notes	0.4	—	2.8	—
2012 Term Loan Facility	—	12.8	—	38.3
Interest Rate Caps	—	2.5	—	7.0
2010 Senior Notes	—	19.6	—	58.8
2011 Discount Notes	—	13.0	—	37.9
Amortization of deferred financing costs and debt issuance discount	9.7	2.6	25.0	7.8
Capital lease obligations	5.3	1.3	15.7	4.0
Other	0.7	0.3	2.3	0.9
Interest income	(0.9)	(0.8)	(3.3)	(2.8)

Interest expense, net	$116.0	$51.3	$362.3	$151.9

Note 12. Income Taxes

Our effective tax rate was 19.6% and 30.1% for the three and nine months ended September 30, 2015, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions and the revaluation of certain monetary assets and liabilities due to changes in foreign currency exchange rates, partially offset by the favorable impact from a restructuring of certain legal entities.

Our effective tax rate was 53.4% and 15.0% for the three and nine months ended September 30, 2014, respectively. We recognized an income tax benefit during the three months ended September 30, 2014 as a result of generating losses before income taxes during this period. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions and losses on derivatives, partially offset by non-deductible TH transaction and restructuring costs.

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

Each holder of a Partnership exchangeable unit is entitled to vote in respect of matters on which holders of RBI common shares are entitled to vote through one special voting share of RBI. From and after December 12, 2015, the one year anniversary of the effective date of the Transactions, the holder of a Partnership exchangeable unit will have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one common share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership, in its sole discretion, to deliver a cash payment in lieu of RBI common shares. If RBI elects to make a cash payment in lieu of issuing common shares, the amount of the payment will be the weighted average trading price of the RBI common shares on the New York Stock Exchange for the 20 consecutive trading days ending on the last business day prior to the exchange date.

Noncontrolling Interests

The noncontrolling interest recognized in connection with the Restaurant VIEs of Tim Hortons was $1.4 million at September 30, 2015.

We adjust the net income (loss) in our condensed consolidated statement of operations to exclude the noncontrolling interests’ proportionate share of results. Also, we present the proportionate share of equity attributable to the noncontrolling interests as a separate component of equity within our condensed consolidated balance sheet.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (“AOCI”):

	Derivatives	Pensions	Foreign Currency Translation	AOCI
Balances at December 31, 2014	$11.4	$(10.6)	$(254.2)	$(253.4)
Foreign currency translation adjustment	—	—	(1,543.5)	(1,543.5)
Net change in fair value of derivatives, net of tax	479.4	—	—	479.4
Amounts reclassified to earnings of cash flow hedges, net of tax	19.2	—	—	19.2
Pension and post-retirement benefit plans, net of tax	—	(0.1)	—	(0.1)
Amortization of prior service (credits) costs, net of tax	—	(1.3)	—	(1.3)
Amortization of actuarial (gains) losses, net of tax	—	1.3	—	1.3

Balances at September 30, 2015	$510.0	$(10.7)	$(1,797.7)	$(1,298.4)

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

		Amounts Reclassified from AOCI
	Affected Line Item in the	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	Statements of Operations	2015	2014	2015	2014
Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(3.5)	$(2.4)	$(8.5)	$(6.6)
Interest rate derivative contracts	Other operating expenses (income), net	—	13.4	(27.6)	13.4
Forward-currency contracts	Cost of sales	3.3	—	9.6	—

	Total before tax	(0.2)	11.0	(26.5)	6.8
	Income tax (expense) benefit	—	(4.3)	7.3	(2.7)

	Net of tax	$(0.2)	$6.7	$(19.2)	$4.1

Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (1)	0.8	0.7	2.2	2.2
Amortization of actuarial gains(losses)	SG&A (1)	(0.7)	0.1	(2.1)	0.2

	Total before tax	0.1	0.8	0.1	2.4
	Income tax (expense) benefit	(0.1)	(0.3)	(0.1)	(0.9)

	Net of tax	$—	$0.5	$—	$1.5

Total reclassifications	Net of tax	$(0.2)	$7.2	$(19.2)	$5.6

(1)	Refers to selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 14. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, derivatives not designated as hedging instruments, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under the Burger King Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

		Fair Value Measurements at September 30, 2015			Fair Value Measurements at December 31, 2014
	Balance Sheet Location	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges
Foreign currency	Trade and notes receivable, net	$—	$4.9	$4.9	$—	$6.0	$6.0
Derivatives designated as net investment hedges
Foreign currency	Inventories and other current assets, net	—	—	—	—	2.1	2.1
Foreign currency	Other assets, net	—	718.7	718.7	—	75.9	75.9
Derivatives not designated as hedging instruments
Foreign currency	Trade and notes receivable, net	—	0.7	0.7	—	—	—
Interest rate	Other assets, net	—	—	—	—	88.9	88.9
Other
Investments held in a rabbi trust	Inventories and other current assets, net	0.9	—	0.9	1.1	—	1.1
Investments held in a rabbi trust	Other assets, net	4.1	—	4.1	5.2	—	5.2

Total assets at fair value		$5.0	$724.3	$729.3	$6.3	$172.9	$179.2

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	Other liabilities, net	$—	$52.3	$52.3	$—	$25.6	$25.6
Derivatives designated as net investment hedges
Foreign currency	Other liabilities, net	—	23.3	23.3	—	—	—
Derivatives not designated as hedging instruments
Foreign currency	Other accrued liabilities	—	0.2	0.2	—	—	—
Other
ERP liabilities	Other accrued liabilities	—	0.9	0.9	—	1.1	1.1
ERP liabilities	Other liabilities, net	—	4.1	4.1	—	5.2	5.2

Total liabilities at fair value		$—	$80.8	$80.8	$—	$31.9	$31.9

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

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

At September 30, 2015, the fair value of our variable rate term debt and bonds was estimated at $8.7 billion, compared to a carrying amount of $8.6 billion, net of original issue discount. At December 31, 2014, the fair value of our variable rate term debt and bonds was estimated at $10.1 billion, compared to a carrying amount of $10.0 billion, net of original issue discount. Fair value of variable rate term debt and fixed rate debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Tim Hortons and Burger King brands and other intangible assets.

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

Interest Rate Swaps – outstanding as of September 30, 2015

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

Interest Rate Swaps – settled prior to September 30, 2015

The following derivative instruments were settled during May 2015. During November 2014, we entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments associated with our 2014 Term Loan Facility beginning April 1, 2015, through the expiration of the final swap on March 31, 2021. The initial notional value of the swaps was $6,733.1 million, which initially aligned with the outstanding principal balance of the 2014 Term Loan Facility as of April 1, 2015, and was to be reduced quarterly in accordance with the principal repayments of the 2014 Term Loan Facility. There were six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value were recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness were recognized in earnings. During the first quarter of 2015, we temporarily discontinued hedge accounting on the entire balance of these interest rate swaps as a result of the $42.7 million mandatory prepayment of our 2014 Term Loan Facility as well as changes to forecasted cash flows and settled $42.7 million of these instruments equal to the amount of the mandatory prepayment of our 2014 Term Loan Facility. During this same period, of the remaining $6,690.4 million of notional outstanding, we re-designated $5,690.4 million of notional amount as a cash flow hedge for hedge accounting and $1,000.0 million of notional amount was not designated for hedge accounting and as such changes in fair value on this portion of the interest rate swaps were recognized in earnings. During April 2015, in order to offset the cash flows associated with our $1,000.0 million notional value receive-variable, pay-fixed interest rate swap that was not designated for hedge accounting, we entered into a pay-variable, receive-fixed mirror interest rate swap with a notional value of $1,000.0 million and a maturity date of March 31, 2021.

The following derivative instruments were settled during May 2015. During October 2014, we entered into a series of receive-variable, pay-fixed interest rate swaps with a combined initial notional value of $6,750.0 million that was amortized each quarter at the same rate of the 2014 Term Loan Facility. To offset the cash flows associated with these interest rate swaps, in November 2014 we entered into a series of receive-fixed, pay-variable mirror interest rate swaps with a combined initial notional value of $6,750.0 million that was amortized each quarter at the same rate of the 2014 Term Loan Facility. For all of these derivative instruments, each year on March 31, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the arrangement on March 31, 2021. These interest rate swaps were not designated for hedge accounting and as such changes in fair value were recognized in earnings.

In connection with the interest rate swaps settled during May 2015, we paid $36.2 million that is reflected as a use of cash within investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015. The net unrealized loss remaining in AOCI totaled $84.6 million at the date of settlement and will be reclassified into interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of September 30, 2015 that we expect to be reclassified into interest expense within the next 12 months is $12.7 million.

Interest Rate Swaps – settled prior to December 31, 2014

During 2012, we entered into three forward-starting interest rate swaps with a total notional value of $2,300.0 million to hedge the variability of forecasted interest payments on our forecasted debt issuance attributable to changes in LIBOR. These swaps were settled during the fourth quarter of 2014. The forward-starting interest rate swaps fixed LIBOR on $1,000.0 million of floating-rate debt beginning 2015 and an additional $1,300.0 million of floating-rate debt starting 2016. During 2014, we discontinued hedge accounting on our forward-starting interest rate swaps as it was probable at the time that the forecasted transactions will not occur since we intended to repay our outstanding 2012 Term Loan Facility concurrently with the Transactions and did not anticipate issuing new debt in 2015 or 2016. Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in fair value in earnings. When it is no longer probable that a forecasted transaction will occur, we discontinue hedge accounting and recognize immediately in earnings any gains and losses, attributable to those forecasted transactions that are probable not to occur, that were recorded in AOCI related to the hedging relationship. Prior to the discontinuance of hedge accounting, we accounted for these swaps as cash flow hedges, and as such, the effective portion of unrealized changes in market value was recorded in AOCI and was to be reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in earnings.

Cross-Currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2015, we designated cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At September 30, 2015, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802% and 7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948% and 6.525% on a tiered payment structure per annum on the U.S. dollar notional amount of $5,000.0 million through the maturity date of March 31, 2021. At inception, these derivative instruments were not designated for hedge accounting and, as such, changes in fair value were initially recognized in earnings. Beginning with the closing of the Transactions on December 12, 2014, we designated these cross-currency rate swaps as hedges and began accounting for these derivative instruments as net investment hedges.

At September 30, 2015, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.

During the nine months ended September 30, 2015, we terminated our cross-currency rate swaps entered into prior to the Transactions with an aggregate notional value of $315.0 million. In connection with this termination, we received $52.1 million which is reflected as a source of cash provided by investing activities in the consolidated statement of cash flows for the nine months ended September 30, 2015. The net unrealized gains totaled $31.8 million as of September 30, 2015. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. At inception, these cross-currency rate swaps were designated as a hedge and were accounted for as net investment hedges. A total notional value of $115.0 million of these swaps were contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and had an original maturity of October 19, 2016. A total notional value of $200.0 million of these swaps were contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and had an original maturity of September 28, 2017. These cross-currency rate swaps also required the exchange of Euros and U.S. dollar principal payments upon maturity.

Foreign Currency Exchange Contracts

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee made by our Canadian Tim Hortons operations. At September 30, 2015, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $145.9 million with maturities to October 2016. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Caps

During 2010, we entered into interest rate cap agreements (the “Cap Agreements”) to manage interest rate risk related to our variable rate debt. The six year Cap Agreements were a series of individual caplets that reset and settled quarterly with an original maturity of October 19, 2016, consistent with the payment dates of our LIBOR-based term debt. The Cap Agreements were designated as cash flow hedges and, to the extent they were effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair values were not included in earnings but were included in AOCI. At each cap maturity date, the portion of the fair value attributable to the matured cap was reclassified from AOCI into earnings as a component of interest expense, net.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives designated as cash flow hedges:
Interest rate caps	$—	$0.4	$—	$(1.9)
Interest rate swaps	$(53.4)	$(22.9)	$(139.3)	$(129.9)
Forward-currency contracts	$8.0	$—	$13.5	$—
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$397.7	$34.9	$666.7	$36.6

Classification on Condensed Consolidated Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense, net	$(3.5)	$(2.4)	$(8.5)	$(6.6)
Other operating expenses (income), net	$—	$13.4	$(27.6)	$13.4
Cost of sales	$3.3	$—	$9.6	$—

	Gain (Loss) Recognized in other operating expenses (income), net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$12.1	$(12.4)	$12.1
Forward-currency contracts	$1.5	$(113.6)	$4.3	$(113.6)
Ineffectiveness of cash flow hedges:
Interest rate swaps	$—	$—	$(1.6)	$—

Note 16. Share-Based Compensation

Share-based incentive awards are provided to employees, directors and other persons who provide services to RBI, Partnership or subsidiaries under the terms of various share-based compensation plans.

We recorded $14.4 million of share-based compensation expense in selling, general and administrative expenses for the three months ended September 30, 2015 compared to $3.5 million for the three months ended September 30, 2014. We recorded $36.9 million of share-based compensation expense in selling, general and administrative expenses for the nine months ended September 30, 2015 compared to $9.5 million for the nine months ended September 30, 2014. The increase in share-based compensation was mainly due to $4.2 million and $16.6 million during the three and nine months ended September 30, 2015, respectively, related to the remeasurement of liability-classified stock options to fair value, incremental expense of $4.6 million related to a stock option modification during the three and nine months ended September 30, 2015, and additional stock options granted during 2015 and 2014.

Note 17. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Franchise royalties	$242.8	$182.3	$697.8	$516.9
Property revenues	191.7	54.3	567.7	162.1
Franchise fees and other revenue	39.3	23.4	116.5	46.3

Franchise and property revenues	$473.8	$260.0	$1,382.0	$725.3

Note 18. Other Operating Expenses (Income), net

Other operating expenses (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$0.5	$8.4	$(6.6)	$16.3
Litigation settlements and reserves, net	0.1	1.6	1.8	3.8
Net losses (gains) on derivatives	(1.5)	147.9	37.3	147.9
Net losses (gains) on foreign exchange	10.9	(18.9)	45.1	(21.4)
Other, net	(0.6)	6.9	4.6	9.2

Other operating (income) expenses, net	$9.4	$145.9	$82.2	$155.8

Net losses (gains) on disposal of assets, restaurant closures and refranchisings for the nine months ended September 30, 2015 primarily reflects gains in connection with refranchisings in our TH business and gains related to a lease termination as well as the write-off of unfavorable lease balances related to this lease termination in our BK business.

Net losses (gains) on derivatives for the nine months ended September 30, 2015 primarily reflects the reclassification of losses on cash flow hedges from accumulated other comprehensive income (loss) to earnings as a result of de-designation and settlement of certain interest rate swaps.

During the three and nine months ended September 30, 2014, we entered into a foreign currency swap and two foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the Transactions. We recorded a net loss on derivatives of $113.6 million related to the change in fair value on these instruments and an expense of $59.8 million related to the premium on the foreign currency option contracts. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a gain of $12.1 million related to the change in fair value on our forward-starting interest rate swaps and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Note 19. Variable Interest Entities

VIEs for which we are the primary beneficiary

We consolidate 198 Restaurant VIEs where TH is the restaurants’ primary beneficiary and Advertising VIEs. During the three months ended September 30, 2015, sales and cost of sales associated with Restaurant VIEs were $54.6 million and $53.5 million, respectively. During the nine months ended September 30, 2015, sales and cost of sales associated with Restaurant VIEs were $180.2 million and $176.6 million, respectively.

The balance sheet data associated with Restaurant VIEs and Advertising VIEs presented on a gross basis, prior to consolidation adjustments, are as follows:

	As of September 30, 2015		As of December 31, 2014
	Restaurant VIE’s	Advertising VIE’s	Restaurant VIE’s	Advertising VIE’s
Cash and cash equivalents	$3.8	$—	$5.9	$—
Inventories and other current assets, net	3.5	—	5.2	—
Advertising fund restricted assets – current	—	58.6	—	53.0
Property and equipment, net	7.3	40.6	10.7	55.7
Other assets, net	0.1	0.1	0.2	0.4

Total assets	$14.7	$99.3	$22.0	$109.1

Notes payable to Tim Hortons Inc. – current (1)(2)	$7.1	$9.9	$9.2	$11.4
Other accrued liabilities	4.8	—	7.5	0.2
Advertising fund liabilities – current	—	53.1	—	45.5
Notes payable to Tim Hortons Inc. – long-term (1)(2)	0.1	32.2	0.3	45.5
Other liabilities, net	1.5	4.1	3.9	6.5

Total liabilities	13.5	99.3	20.9	109.1
Equity of VIEs	1.2	—	1.1	—

Total liabilities and equity	$14.7	$99.3	$22.0	$109.1

(1)	Various assets and liabilities are eliminated upon the consolidation of these VIEs.
(2)	In fiscal 2014, the Ad Fund entered into an agreement with a Tim Hortons subsidiary for the Tim Card Revolving Credit Facility and the Tim Card Loan. These balances are eliminated upon consolidation of the Ad Fund.

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

Note 20. Segment Reporting

Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. We generate revenue from four primary sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; (iii) retail sales at Company restaurants; and (iv) distribution sales to Tim Hortons franchisees, which are sales related to our supply chain operations, including manufacturing, procurement, warehousing and distribution.

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

Revenues by operating segment consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
TH	$737.7	$—	$2,185.4	$—
BK	282.0	278.9	809.8	781.0

Total revenues	$1,019.7	$278.9	$2,995.2	$781.0

Only Canada and the U.S. represented more than 10% of our total revenues during the three and nine months ended September 30, 2015 and only the U.S. represented more than 10% of our total revenues during the three and nine months ended September 30, 2014. Revenues in Canada and the U.S. totaled $658.1 million and $244.3 million for the three months ended September 30, 2015, respectively. Revenues in Canada and the U.S. totaled $1,943.1 million and $726.2 million for the nine months ended September 30, 2015, respectively. Revenues in the U.S. totaled $159.6 million and $454.2 million for the three and nine months ended September 30, 2014, respectively.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to exclude the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, net of cash distributions received from equity method investments, and all other specifically identified items that management believes do not directly reflect our core operations. Adjusted EBITDA assists management in comparing segment performance by removing the impact of such items, including acquisition accounting impact on cost of sales and Tim Hortons transaction and restructuring costs. A reconciliation of segment income to net income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Income:
TH	$244.0	$—	$663.3	$—
BK	196.7	194.4	560.3	536.9

Adjusted EBITDA	440.7	194.4	1,223.6	536.9
Share-based compensation and non-cash incentive compensation expense	15.5	4.5	37.5	12.2
Acquisition accounting impact on cost of sales	(0.3)	—	0.5	—
TH transaction and restructuring costs	24.3	30.7	79.7	30.7
Impact of equity method investments (a)	4.7	(4.1)	15.7	5.8
Other operating expenses (income), net	9.4	145.9	82.2	155.8

EBITDA	387.1	17.4	1,008.0	332.4
Depreciation and amortization	43.1	16.5	137.8	48.7

Income from operations	344.0	0.9	870.2	283.7
Interest expense, net	116.0	51.3	362.3	151.9
(Gain) loss on early extinguishment of debt	0.4	—	40.0	—
Income tax expense (benefit)	44.7	(26.9)	140.7	19.8

Net income (loss)	$182.9	$(23.5)	$327.2	$112.0

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 21. Supplemental Financial Information

On May 22, 2015, 1011778 B.C Unlimited Liability Company (the “Parent Issuer”) and New Red Finance Inc. (the “Co-Issuer” and together with the Parent Issuer, the “Issuers”) entered into the 2015 Amended Credit Agreement that provides for obligations under the 2014 Credit Facilities. On May 22, 2015 the Issuers entered into the 2015 Senior Notes Indenture with respect to the 2015 Senior Notes. On October 8, 2014 the Issuers entered into an indenture (the “2014 Senior Notes Indenture”) with respect to the 2014 Senior Notes.

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(In millions)

As of September 30, 2015

	Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$971.7	$—	$—	$971.7
Trade and notes receivable, net	371.5	—	—	371.5
Inventories and other current assets, net	154.7	—	—	154.7
Advertising fund restricted assets	58.6	—	—	58.6
Deferred income taxes, net	81.3	—	—	81.3

Total current assets	1,637.8	—	—	1,637.8

Property and equipment, net	2,212.0	—	—	2,212.0
Intangible assets, net	9,408.9	—	—	9,408.9
Goodwill	4,617.3	—	—	4,617.3
Net investment in property leased to franchisees	123.4	—	—	123.4
Intercompany receivable	—	120.2	(120.2)	—
Investment in subsidiaries	—	6,598.4	(6,598.4)	—
Other assets, net	1,031.9	3.8	—	1,035.7

Total assets	$19,031.3	$6,722.4	$(6,718.6)	$19,035.1

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$337.5	$—	$—	$337.5
Accrued advertising	47.4	—	—	47.4
Other accrued liabilities	488.4	120.2	—	608.6
Gift card liability	112.6	—	—	112.6
Advertising fund liabilities	53.1	—	—	53.1
Current portion of long term debt and capital leases	56.5	—	—	56.5

Total current liabilities	1,095.5	120.2	—	1,215.7

Term debt, net of current portion	8,471.7	—	—	8,471.7
Capital leases, net of current portion	207.9	—	—	207.9
Other liabilities, net	848.4	—	—	848.4
Payables to affiliates	120.2	—	(120.2)	—
Deferred income taxes, net	1,689.2	—	—	1,689.2

Total liabilities	12,432.9	120.2	(120.2)	12,432.9

Partnership preferred units	—	3,297.0	—	3,297.0

Partners’ capital:
Class A Common Units	—	2,015.1	—	2,015.1
Partnership exchangeable units	—	2,587.1	—	2,587.1
Common shares	7,720.3	—	(7,720.3)	—
(Accumulated deficit) retained earnings	175.1	—	(175.1)	—
Accumulated other comprehensive income (loss)	(1,298.4)	(1,298.4)	1,298.4	(1,298.4)

Total Partners’ capital/shareholders’ equity	6,597.0	3,303.8	(6,597.0)	3,303.8
Noncontrolling interests	1.4	1.4	(1.4)	1.4

Total equity	6,598.4	3,305.2	(6,598.4)	3,305.2

Total liabilities, Partnership preferred units and equity	$19,031.3	$6,722.4	$(6,718.6)	$19,035.1

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions)

Three Months Ended September 30, 2015

	Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$545.9	$—	$—	$545.9
Franchise and property revenues	473.8	—	—	473.8

Total revenues	1,019.7	—	—	1,019.7
Cost of sales	446.6	—	—	446.6
Franchise and property expenses	114.4	—	—	114.4
Selling, general and administrative expenses	104.3	—	—	104.3
(Income) loss from equity method investments	1.0	—	—	1.0
Other operating (income) expenses, net	9.4	—	—	9.4

Total operating costs and expenses	675.7	—	—	675.7

Income (loss) from operations	344.0	—	—	344.0
Interest expense, net	116.0	—	—	116.0
Loss on early extinguishment of debt	0.4	—	—	0.4

Income (loss) before income taxes	227.6	—	—	227.6
Income tax expense (benefit)	44.7	—	—	44.7

Net income (loss)	182.9	—	—	182.9
Equity in earnings of consolidated subsidiaries	—	182.9	(182.9)	—

Net income (loss)	182.9	182.9	(182.9)	182.9

Net income attributable to noncontrolling interests	0.9	0.9	(0.9)	0.9
Partnership preferred unit distributions	—	67.5	—	67.5

Net income (loss) attributable to common unitholders / shareholders	$182.0	$114.5	$(182.0)	$114.5

Total comprehensive income (loss)	$(149.4)	$(149.4)	$149.4	$(149.4)

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions)

Nine Months Ended September 30, 2015

	Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,613.2	$—	$—	$1,613.2
Franchise and property revenues	1,382.0	—	—	1,382.0

Total revenues	2,995.2	—	—	2,995.2
Cost of sales	1,354.6	—	—	1,354.6
Franchise and property expenses	365.2	—	—	365.2
Selling, general and administrative expenses	317.3	—	—	317.3
(Income) loss from equity method investments	5.7	—	—	5.7
Other operating (income) expenses, net	82.2	—	—	82.2

Total operating costs and expenses	2,125.0	—	—	2,125.0

Income (loss) from operations	870.2	—	—	870.2
Interest expense, net	362.3	—	—	362.3
Loss on early extinguishment of debt	40.0	—	—	40.0

Income (loss) before income taxes	467.9	—	—	467.9
Income tax expense (benefit)	140.7	—	—	140.7

Net income (loss)	327.2	—	—	327.2
Equity in earnings of consolidated subsidiaries	—	327.2	(327.2)	—

Net income (loss)	327.2	327.2	(327.2)	327.2

Net income attributable to noncontrolling interests	2.9	2.9	(2.9)	2.9
Partnership preferred unit distributions	—	203.7	—	203.7

Net income (loss) attributable to common unitholders / shareholders	$324.3	$120.6	$(324.3)	$120.6

Total comprehensive income (loss)	$(717.8)	$(717.8)	$717.8	$(717.8)

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

(In millions)

Nine Months Ended September 30, 2015

	Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$327.2	$327.2	$(327.2)	$327.2
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(327.2)	327.2	—
Depreciation and amortization	137.8	—	—	137.8
(Gain) loss on early extinguishment of debt	40.0	—	—	40.0
Amortization of deferred financing costs and debt issuance discount	25.0	—	—	25.0
(Income) loss from equity method investments	5.7	—	—	5.7
Loss (gain) on remeasurement of foreign denominated transactions	31.1	—	—	31.1
Net losses (gains) on derivatives	50.1	—	—	50.1
Net losses (gains) on refranchisings and dispositions of assets	(5.8)	—	—	(5.8)
Bad debt expense (recoveries), net	0.9	—	—	0.9
Share-based compensation expense	36.9	—	—	36.9
Acquisition accounting impact on cost of sales	0.5	—	—	0.5
Deferred income taxes	(114.8)	—	—	(114.8)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Reclassification of restricted cash to cash and cash equivalents	79.2	—	—	79.2
Trade and notes receivable	35.4	—	—	35.4
Inventories and other current assets	(5.1)	—	—	(5.1)
Accounts and drafts payable	138.8	—	—	138.8
Accrued advertising	29.8	—	—	29.8
Other accrued liabilities	172.2	—	—	172.2
Other long-term assets and liabilities	(34.5)		—	(34.5)

Net cash provided by operating activities	950.4	—	—	950.4

Cash flows from investing activities:
Payments for property and equipment	(82.9)	—	—	(82.9)
Proceeds (payments) from refranchisings, disposition of assets and restaurant closures	16.9	—	—	16.9
Return of investment on direct financing leases	12.1	—	—	12.1
Settlement of derivatives, net	11.8	—	—	11.8
Other investing activities	2.1	—	—	2.1

Net cash provided by (used for) investing activities	(40.0)	—	—	(40.0)

Cash flows from financing activities:
Proceeds from Senior Notes	1,250.0	—	—	1,250.0
Repayments of term debt, Tim Hortons Notes and capital leases	(2,610.6)	—	—	(2,610.6)
Payment of financing costs	(81.3)	—	—	(81.3)
Distributions on partnership units	—	(238.8)	—	(238.8)
Capital distributions to RBI Inc.	—	(0.1)	—	(0.1)
Other financing activities	(3.9)	—	—	(3.9)
Intercompany financing	(238.9)	238.9	—	—

Net cash provided by (used for) financing activities	(1,684.7)	—	—	(1,684.7)

Effect of exchange rates on cash and cash equivalents	(57.2)	—	—	(57.2)
Increase (decrease) in cash and cash equivalents	(831.5)	—	—	(831.5)
Cash and cash equivalents at beginning of period	1,803.2	—	—	1,803.2

Cash and cash equivalents at end of period	$971.7	$—	$—	$971.7

Note 22. Subsequent Event

Dividends

On October 2, 2015, RBI paid a cash dividend of $0.12 per RBI common share to common shareholders of record on August 28, 2015. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.12 per exchangeable unit to holders of record on August 28, 2015. On October 1, 2015, RBI paid a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the third calendar quarter of 2015. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On October 27, 2015, the RBI board of directors declared a cash dividend of $0.13 per RBI common share, which will be paid on January 5, 2016 to RBI common shareholders of record on November 25, 2015. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.13 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above. On October 26, 2015, the RBI board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on January 4, 2016. The dividend on the Preferred Shares includes the amount due for the fourth calendar quarter of 2015. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding RBI’s performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated in accordance with U.S. GAAP and a reconciliation to GAAP measures.

The following discussion includes information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws as described in further detail under “Cautionary Note Regarding Forward-Looking Statements” that is set forth below. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed in the “Cautionary Note Regarding Forward-Looking Statements” below. In addition, please refer to the risks set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities on March 12, 2015, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results. Other than as required under the U.S. Federal securities laws or the Canadian securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Overview

We are a limited partnership formed to serve as the indirect parent of Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) businesses with over 19,000 restaurants in approximately 100 countries and U.S. territories as of September 30, 2015 and over 110 years of combined brand heritage. Our Tim Hortons® and Burger King® brands have similar franchised business models with complementary daypart mixes. Our two iconic brands are managed independently while benefitting from global scale and sharing of best practices.

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

We generate revenue from four primary sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or subleases to franchisees; (iii) retail sales at Company restaurants; and (iv) distribution sales to Tim Hortons franchisees, which are sales related to our supply chain operations, including manufacturing, procurement, warehousing and distribution.

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

System-wide sales growth and comparable sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation (“FX impact”). For system-wide sales growth and comparable sales growth, we calculate FX impact by translating prior year results at current year monthly average exchange rates. For items included in our results of operations, we calculate the FX impact by translating current year results at prior year monthly average exchange rates. We analyze certain financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

The Transactions

Tim Hortons Acquisition

We have consolidated the results of operations of our TH business commencing on the acquisition date of December 12, 2014, and the changes in our results of operations for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 are largely driven by the inclusion of the results of operations of Tim Hortons. The TH statement of operations data for the three and nine months ended September 30, 2015 is summarized as follows:

Tim Hortons Impact (millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues:
Sales	$522.1	$1,541.2
Franchise and property revenues	215.6	644.2

Total revenues	737.7	2,185.4
Cost of sales	426.7	1,292.8
Franchise and property expenses	79.2	260.7
Selling, general and administrative expenses (1)	34.6	127.4
(Income) loss from equity method investments	(2.0)	(6.0)
Other operating expenses (income), net	(3.5)	(0.8)

Total operating costs and expenses	535.0	1,674.1

Income from operations	$202.7	$511.3

(1)	TH selling, general and administrative expenses include $5.0 million and $16.0 million for the three and nine months ended September 30, 2015, respectively, of transaction costs associated with the Transactions and $6.0 million and $26.0 million for the three and nine months ended September 30, 2015, respectively, of restructuring costs associated with severance benefits and other severance-related expenses, which are further discussed below. These transaction and restructuring costs are included as a component of TH transaction and restructuring costs which is discussed below.

TH Transaction and Restructuring Costs

In connection with the Transactions, we incurred certain non-recurring financing, legal and advisory fees totaling $18.3 million and $51.5 million during the three and nine months ended September 30, 2015, respectively, all of which were classified as general and administrative expenses. We also incurred non-recurring costs to realign our global structure to better accommodate the needs of the combined business and support successful global growth. In addition, after consummation of the Transactions, we implemented a restructuring plan that resulted in work force reductions throughout our TH business and as a result incurred incremental costs of approximately $6.0 million and $26.0 million during the three and nine months ended September 30, 2015, respectively, all classified as general and administrative expenses. The restructuring is part of our on-going cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into our TH business. The non-recurring general and administrative expenses include financing, legal and advisory fees, severance benefits and other compensation costs, and training expenses. Lastly, in connection with issuing $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 (the “2015 Senior Notes”) and entering into a first amendment (the “2015 Amended Credit Agreement”) to our credit agreement in May 2015, we incurred non-recurring financing, legal and advisory fees totaling $2.2 million during the nine months ended September 30, 2015, all classified as general and administrative expenses.

Results of Operations for the three and nine months ended September 30, 2015 and 2014

Tabular amounts in millions unless noted otherwise.

The following tables present our consolidated results of operations and key business metrics for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Variance	Nine Months Ended		Variance
	September 30,		Favorable	September 30,		Favorable
	2015	2014	(Unfavorable	2015	2014	(Unfavorable
Revenues:
Sales	$545.9	$18.9	$527.0	$1,613.2	$55.7	$1,557.5
Franchise and property revenues	473.8	260.0	213.8	1,382.0	725.3	656.7

Total revenues	1,019.7	278.9	740.8	2,995.2	781.0	2,214.2

Cost of sales	446.6	16.5	(430.1)	1,354.6	47.7	(1,306.9)
Franchise and property expenses	114.4	41.4	(73.0)	365.2	114.5	(250.7)
Selling, general and administrative expenses	104.3	78.3	(26.0)	317.3	173.5	(143.8)
(Income) loss from equity method investments	1.0	(4.1)	(5.1)	5.7	5.8	0.1
Other operating expenses (income), net	9.4	145.9	136.5	82.2	155.8	73.6

Total operating costs and expenses	675.7	278.0	(397.7)	2,125.0	497.3	(1,627.7)

Income from operations	344.0	0.9	343.1	870.2	283.7	586.5
Interest expense, net	116.0	51.3	(64.7)	362.3	151.9	(210.4)
(Gain) loss on early extinguishment of debt	0.4	—	(0.4)	40.0	—	(40.0)

Income (loss) before income taxes	227.6	(50.4)	278.0	467.9	131.8	336.1
Income tax expense	44.7	(26.9)	(71.6)	140.7	19.8	(120.9)

Net income (loss)	182.9	(23.5)	206.4	327.2	112.0	215.2

Net income (loss) attributable to noncontrolling interests	0.9	—	(0.9)	2.9	—	(2.9)
Partnership preferred unit distributions	67.5	—	(67.5)	203.7	—	(203.7)

Net income (loss) attributable to common unitholders/shareholders	$114.5	$(23.5)	138.0	$120.6	$112.0	8.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
BK Segment FX Impact Favorable/(Unfavorable)	2015	2014	2015	2014
Consolidated total revenues	$(20.9)	$(2.1)	$(54.4)	$(5.9)
Consolidated franchise and property expenses	1.4	(0.1)	3.8	(0.6)
Consolidated SG&A	2.7	(0.1)	6.0	(0.8)
Consolidated income from operations	(16.6)	(2.3)	(52.0)	(7.4)
Consolidated net income	(17.0)	(2.5)	(49.1)	(8.2)
Consolidated Adjusted EBITDA	(18.5)	(2.1)	(48.1)	(5.8)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Key Business Metrics	2015	2014 (a)	2015	2014 (a)
System-wide sales growth
TH	8.2%	7.5%	8.3%	6.4%
BK	11.2%	7.7%	10.8%	6.7%
System-wide sales
TH	$1,600.0	$1,741.3	$4,717.1	$4,940.1
BK	$4,520.6	$4,448.3	$12,950.5	$12,653.5
Comparable sales growth
TH	5.3%	3.8%	5.3%	2.8%
BK	6.2%	2.4%	5.9%	1.8%
System Net Restaurant Growth (NRG)
TH	69	44	174	105
BK	141	152	297	293
Restaurant count at period end
TH	4,845	4,590	4,845	4,590
BK	14,669	13,960	14,669	13,960
System	19,514	18,550	19,514	18,550

(a)	TH 2014 figures are shown for informational purposes only and represent amounts prior to the Transactions.

System Comparable Sales Growth

TH global system comparable sales growth of 5.3% during each of the three and nine months ended September 30, 2015 reflects the launch of premium breakfast and lunch wraps and continued strength in beverages.

BK global system comparable sales growth of 6.2% and 5.9% during the three and nine months ended September 30, 2015, respectively, reflects the impact of successful new products and promotions.

Sales and Cost of Sales

Sales include TH distribution sales and sales from Company restaurants, which are principally sales by our consolidated TH Restaurant VIEs. TH distribution sales represent sales of products, supplies and restaurant equipment; but do not include equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers. Sales from Company restaurants, which are principally sales by our consolidated TH Restaurant VIEs, represent restaurant-level sales to our guests.

Cost of sales includes costs associated with the management of our TH supply chain, including cost of goods, direct labor and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants for which we manage the supply chain logistics, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper and labor costs of Company restaurants, which are principally costs incurred by our consolidated TH Restaurant VIEs.

During the three and nine months ended September 30, 2015, the increase in sales was driven primarily by the inclusion of $522.1 million and $1,541.2 million, respectively, of TH distribution sales and TH Company restaurant sales as a result of the Transactions.

During the three and nine months ended September 30, 2015, the increase in cost of sales was driven primarily by the inclusion of $426.7 million and $1,292.8 million, respectively, of TH distribution cost of sales and TH Company restaurant cost of sales as a result of the Transactions.

Franchise and Property

Franchise and property revenues consist primarily of royalties earned on franchise sales, rents from real estate leased or subleased to franchisees, franchise fees, including revenues derived from equipment packages at the establishment of a restaurant and in connection with renewal or renovation, and other revenue. Franchise and property expenses consist primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, costs of equipment packages sold at the establishment of a restaurant and in connection with renewal or renovation, amortization of franchise agreement and bad debt expense (recoveries).

During the three and nine months ended September 30, 2015, the increase in franchise and property revenues, excluding FX impact, was driven by the inclusion of $215.6 million and $644.2 million, respectively, of TH franchise and property revenues as a result of the Transactions. To a lesser extent, the increase in franchise and property revenues was also due to an increase in BK franchise and property revenues, excluding FX impact, driven by NRG and comparable sales growth. During the three and nine months ended September 30, 2015, franchise and property revenues had a $20.6 million and $53.8 million, respectively, unfavorable FX impact related to our BK segment.

During the three and nine months ended September 30, 2015, franchise and property expenses increased primarily due to the inclusion of $79.2 million and $260.7 million, respectively, of TH franchise and property expenses as a result of the Transactions.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance	Nine Months Ended		Variance
	September 30,		Favorable	September 30,		Favorable
	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
Selling expenses	$3.0	$0.6	$(2.4)	$11.3	$0.9	$(10.4)

Management general and administrative expenses	57.5	39.0	(18.5)	176.1	119.6	(56.5)
Share-based compensation and non-cash incentive compensation expense	15.5	4.5	(11.0)	37.5	12.2	(25.3)
Depreciation and amortization	4.0	3.5	(0.5)	12.7	10.1	(2.6)
TH transaction and restructuring costs	24.3	30.7	6.4	79.7	30.7	(49.0)

Total general and administrative expenses	101.3	77.7	(23.6)	306.0	172.6	(133.4)

Selling, general and administrative expenses	$104.3	$78.3	$(26.0)	$317.3	$173.5	$(143.8)

Selling expenses consist primarily of Company restaurant advertising fund contributions and the increase in selling expenses for the three and nine month period was primarily a result of advertising fund contributions from TH Company restaurants, including Restaurant VIEs.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. The increase in Management G&A in 2015 was driven primarily by the inclusion of $14.2 million and $54.2 million during the three and nine months ended September 30, 2015, respectively, of Management G&A from the TH business as a result of the Transactions, and an increase in BK salary and fringe benefits, partially offset by favorable FX impact.

During the three and nine months ended September 30, 2015, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to incremental expense of $3.8 million and $12.7 million related to the remeasurement of liability-classified stock options to fair value for the three and nine months ended September 30, 2015, respectively, incremental expense of $4.6 million related to a stock option modification during the three and nine months ended September 30, 2015, and additional stock options granted during 2015 and 2014.

The increase in depreciation and amortization expense is primarily due to the inclusion of the TH business as a result of the Transactions and corporate capital expenditures during the trailing twelve-month period.

During the three and nine months ended September 30, 2015 and 2014, we recorded TH transaction and restructuring costs which were primarily related to non-recurring financing, legal, and professional advisory fees associated with the Transactions, and non-recurring severance benefits and other compensation costs associated with implementing a restructuring plan. During 2015, TH transaction and restructuring costs also included non-recurring financing, legal and professional advisory fees in connection with the issuance of the 2015 Senior Notes and entering into the 2015 Amended Credit Agreement. TH transaction and restructuring costs includes $0.4 million and $3.9 million during the three and nine months ended September 30, 2015, respectively, of share-based compensation related to the remeasurement of liability-classified stock options to fair value.

(Income) loss from equity method investments

(Income) loss from equity method investments reflects our share of investee net income or loss. The (income) loss from equity method investments includes $2.0 million and $6.0 million for the three and nine months ended September 30, 2015, respectively, of investee net income from TH equity method investments. During 2015, we also recorded a $10.9 million noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our BK equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock. The investee net income from TH equity method investments and dilution gain are offset by net losses from BK equity method investments.

Other operating expenses (income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$0.5	$8.4	$(6.6)	$16.3
Litigation settlements and reserves, net	0.1	1.6	1.8	3.8
Net losses (gains) on derivatives	(1.5)	147.9	37.3	147.9
Net losses (gains) on foreign exchange	10.9	(18.9)	45.1	(21.4)
Other, net	(0.6)	6.9	4.6	9.2

Other operating expenses (income), net	$9.4	$145.9	$82.2	$155.8

Net losses (gains) on disposal of assets, restaurant closures and refranchisings for the nine months ended September 30, 2015 primarily reflects gains in connection with refranchisings in our TH business and gains related to a lease termination as well as the write-off of unfavorable lease balances related to this lease termination in our BK business.

Net losses (gains) on derivatives for the nine months ended September 30, 2015 primarily reflects the reclassification of losses on cash flow hedges from accumulated other comprehensive income (loss) to earnings as a result of de-designation and settlement of certain interest rate swaps.

During the three and nine months ended September 30, 2014, we entered into a foreign currency swap and two foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the Transactions. We recorded a net loss on derivatives of $113.6 million related to the change in fair value on these instruments and an expense of $59.8 million related to the premium on the foreign currency option contracts. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a gain of $12.1 million related to the change in fair value on our forward-starting interest rate swaps and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Interest expense, net

Our interest expense, net and weighted average interest rate on our long-term debt were as follows:

	September 30,		September 30,
	2015	2014	2015	2014
Interest expense, net	$116.0	$51.3	$362.3	$151.9
Weighted average interest rate on long-term debt	5.1%	6.9%	5.2%	6.9%

During the three and nine months ended September 30, 2015, interest expense, net increased compared to the three and nine months ended September 30, 2014 primarily due to an increase in outstanding debt as a result of the Transactions, partially offset by a reduction in our weighted average interest rate.

(Gain) loss on early extinguishment of debt

In connection with the refinancing and prepayment of a portion of the term loans outstanding under our 2014 Credit Facilities as well as the redemption of our Tim Hortons Notes, we recorded a $40.0 million loss on early extinguishment of debt during nine months ended September 30, 2015. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs and the write-off of unamortized discounts.

Income tax expense

During the nine months ended September 30, 2015, we completed a series of transactions which resulted in a change to our legal and capital structure. The restructuring impacts the comparability of the current period effective tax rate to prior periods.

Our effective tax rate was 19.6% and 30.1% for the three and nine months ended September 30, 2015, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions and the revaluation of certain monetary assets and liabilities as a result of changes in foreign currency exchange rates, partially offset by the favorable impact from a restructuring of certain legal entities.

Our effective tax rate was 53.4% and 15.0% for the three and nine months ended September 30, 2014, respectively. We recognized an income tax benefit during the three months ended September 30, 2014 as a result of generating losses before income taxes during this period. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions and losses on derivatives, partially offset by non-deductible TH transaction and restructuring costs.

Net income (loss)

Our net income increased by $206.4 million during the three months ended September 30, 2015, primarily as a result of an increase in income from operations of $343.1 million, partially offset by an increase in interest expense, net of $64.7 million and an increase in income tax expense of $71.6 million. The increase in income from operations was driven by an increase in sales, an increase in franchise and property revenues and a decrease in other operating expenses (income), net, partially offset by an increase in cost of sales, an increase in franchise and property expenses, and an increase in selling, general and administrative expenses, as discussed above.

Our net income increased by $215.2 million during the nine months ended September 30, 2015, primarily as a result of an increase in income from operations of $586.5 million, partially offset by an increase in interest expense, net of $210.4 million, loss on early extinguishment of debt in the current period of $40.0 million, and an increase in income tax expense of $120.9 million. The increase in income from operations was driven by an increase in sales, an increase in franchise and property revenues and a decrease in other operating expenses (income), net, partially offset by an increase in cost of sales, an increase in franchise and property expenses, and an increase in selling, general and administrative expenses, as discussed above.

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

	Three Months Ended		Variance	Nine Months Ended		Variance
	September 30,		Favorable	September 30,		Favorable
	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)
Segment income:
TH	$244.0	$—	$244.0	$663.3	$—	$663.3
BK	196.7	194.4	2.3	560.3	536.9	23.4

Adjusted EBITDA	440.7	194.4	246.3	1,223.6	536.9	686.7
Share-based compensation and non-cash incentive compensation expense	15.5	4.5	(11.0)	37.5	12.2	(25.3)
Acquisition accounting impact on cost of sales	(0.3)	—	0.3	0.5	—	(0.5)
TH transaction and restructuring costs	24.3	30.7	6.4	79.7	30.7	(49.0)
Impact of equity method investments (a)	4.7	(4.1)	(8.8)	15.7	5.8	(9.9)
Other operating expenses (income), net	9.4	145.9	136.5	82.2	155.8	73.6

EBITDA	387.1	17.4	369.7	1,008.0	332.4	675.6
Depreciation and amortization	43.1	16.5	(26.6)	137.8	48.7	(89.1)

Income from operations	344.0	0.9	343.1	870.2	283.7	586.5
Interest expense, net	116.0	51.3	(64.7)	362.3	151.9	(210.4)
(Gain) loss on early extinguishment of debt	0.4	—	(0.4)	40.0	—	(40.0)
Income tax expense (benefit)	44.7	(26.9)	(71.6)	140.7	19.8	(120.9)

Net income (loss)	$182.9	$(23.5)	$206.4	$327.2	$112.0	$215.2

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Adjusted EBITDA for the three and nine months ended September 30, 2015 primarily reflects the acquisition of Tim Hortons and, to a lesser extent, an increase in segment income in our BK segment.

EBITDA for the three months ended September 30, 2015 increased primarily as a result of the acquisition of TH and an increase in BK segment income, a decrease in other operating expenses (income), net, and a decrease in TH transaction and restructuring costs, partially offset by an increase in share-based compensation and non-cash incentive compensation expense.

EBITDA for the nine months ended September 30, 2015 increased primarily as a result of the acquisition of TH, an increase in BK segment income, and a decrease in other operating expenses (income), net, partially offset by an increase in TH transaction and restructuring costs and an increase in share-based compensation and non-cash incentive compensation expense.

Segment Results for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,				BK Segment
	2015			2014	Favorable (Unfavorable)
	Total	TH Segment	BK Segment	BK Segment	$	%
Franchise:
Franchise and property revenues	$473.8	$215.6	$258.2	$260.0	$(1.8)	(0.7)%
Franchise and property expenses	114.4	79.2	35.2	41.4	6.2	15.0%

Sales and cost of sales (1):
Sales	545.9	522.1	23.8	18.9	4.9	25.9%
Cost of sales	446.6	426.7	19.9	16.5	(3.4)	(20.6)%

Segment SG&A (2)	60.5	18.5	42.0	39.6	(2.4)	(6.1)%
Segment depreciation and amortization (3)	39.1	27.3	11.8	13.0	1.2	9.2%
Segment income (4)	440.7	244.0	196.7	194.4	2.3	1.2%

(1)	Includes Restaurant VIEs.
(2)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and segment management general and administrative expenses.
(3)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(4)	TH segment income for the three months ended September 30, 2015 excludes $(0.3) million of acquisition accounting impact on cost of sales and includes $3.7 million of cash distributions received from equity method investments.

Results of operations for BK Segment for the Three Months Ended September 30, 2015 and 2014

Franchise and Property

During the three months ended September 30, 2015, franchise and property revenues, excluding FX impact, increased primarily due to an increase of $20.5 million in franchise royalties primarily driven by NRG of 709 restaurants during the trailing twelve-month period and comparable sales growth, partially offset by a decrease in franchise fees and other revenue. During the three months ended September 30, 2015, franchise and property revenues had a $20.6 million unfavorable FX impact.

During the three months ended September 30, 2015, the decrease in franchise and property expenses was primarily related to a decrease in other franchise expenses, a decrease in bad debt expense, and a $1.4 million favorable FX impact.

Segment SG&A

The increase in Segment SG&A for the three months ended September 30, 2015 was driven primarily by an increase in salary and fringe benefits.

Segment income

During the three months ended September 30, 2015, segment income increased primarily due to an increase in franchise and property revenues net of expenses, partially offset by an increase in Segment SG&A.

Segment Results for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,				BK Segment
	2015			2014	Favorable (Unfavorable)
	Total	TH Segment	BK Segment	BK Segment	$	%
Franchise:
Franchise and property revenues	$1,382.0	$644.2	$737.8	$725.3	$12.5	1.7%
Franchise and property expenses	365.2	260.7	104.5	114.5	10.0	8.7%

Sales and cost of sales (1):
Sales	1,613.2	1,541.2	72.0	55.7	16.3	29.3%
Cost of sales	1,354.6	1,292.8	61.8	47.7	(14.1)	(29.6)%

Segment SG&A (2)	187.4	68.6	118.8	120.5	1.7	1.4%
Segment depreciation and amortization (3)	125.1	89.5	35.6	38.6	3.0	7.8%
Segment income (4)	1,223.6	663.3	560.3	536.9	23.4	4.4%

(1)	Includes Restaurant VIEs.
(2)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and management general and administrative expenses.
(3)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(4)	TH segment income for the nine months ended September 30, 2015 excludes $0.5 million of acquisition accounting impact on cost of sales and includes $10.0 million of cash distributions received from equity method investments.

Results of operations for BK Segment for the Nine Months Ended September 30, 2015 and 2014

Franchise and Property

During the nine months ended September 30, 2015, the increase in franchise and property revenues, excluding FX impact, was due primarily to (i) an increase of $58.3 million in franchise royalties primarily driven by NRG of 709 restaurants during the trailing twelve-month period and comparable sales growth and (ii) an increase of $7.6 million in franchise fees and other revenue driven by an increase in initial franchise fees and renewal franchise fees. During the nine months ended September 30, 2015, franchise and property revenues had a $53.8 million unfavorable FX impact.

During the nine months ended September 30, 2015, the decrease in franchise and property expenses was primarily related to a decrease in other franchise expenses, a decrease in bad debt expense, and a $3.8 million favorable FX impact.

Segment SG&A

The decrease in Segment SG&A for the nine months ended September 30, 2015 was driven primarily by a decrease in salary and fringe benefits.

Segment income

During the nine months ended September 30, 2015, segment income increased primarily due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2014 Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to pay required Partnership Preferred unit distributions, to repurchase RBI common shares, to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay distributions on our common units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and cash dividend requirements related to the Partnership Preferred units.

At September 30, 2015, we had cash and cash equivalents of $971.7 million and working capital of $422.1 million. In addition, at September 30, 2015, we had borrowing availability of $496.1 million under our 2014 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2014 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, Partnership Preferred unit distributions, debt service requirements and capital spending requirements over the next twelve months.

At September 30, 2015, less than 20% of our consolidated cash and cash equivalents balance is held in foreign tax jurisdictions that represent undistributed earnings of our foreign subsidiaries for periods prior to the Transactions, which are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to the Transactions, we anticipate utilizing the majority of cash flows from our foreign subsidiaries and therefore we record a deferred tax liability for the repatriation of the cash flows that would be subject to tax in the U.S.

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

On May 22, 2015, we issued $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 (the “2015 Senior Notes”) and we entered into a first amendment (“the “2015 Amended Credit Agreement”) to our credit agreement. Under the 2015 Amended Credit Agreement, (1) the aggregate principal amount of the secured term loans (the “2014 Term Loan Facility”) was decreased to $5,140.4 million as a result of the repayment of $1,550.0 million from the net proceeds from the offering of the 2015 Senior Notes and cash on hand and (2) the interest rate applicable to the 2014 Term Loan Facility was reduced to, at our option, either (i) a base rate plus an applicable margin equal to 1.75% or (ii) a Eurocurrency rate plus an applicable margin equal to 2.75%.

2015 Amended Credit Agreement

At September 30, 2015, we had $5,065.5 million in Term Loan B outstanding (the “Term Loan B”), net of a discount of $45.1 million, under our 2015 Amended Credit Agreement. As of September 30, 2015, the interest rate was 3.75% on our outstanding Term Loan B. Based on the amounts outstanding under the Term Loan B and the three-month LIBOR rate as of September 30, 2015, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $194.6 million in interest payments and $34.5 million in principal payments. In addition, as of September 30, 2015, net cash settlements that we will pay on our $2,500.0 million interest rate swap is estimated to be approximately $6.2 million for the next twelve months. As of September 30, 2015, we had no amounts outstanding under the revolving credit facility available under the 2015 Amended Credit Agreement (the “2014 Revolving Credit Facility”). As of September 30, 2015, we had $3.9 million of letters of credit issued against the 2014 Revolving Credit Facility and our borrowing availability was $496.1 million.

2015 Senior Notes

At September 30, 2015, we had outstanding $1,250.0 million of 2015 Senior Notes. Based on the amount outstanding at September 30, 2015, required debt service for the next twelve months on the 2015 Senior Notes is $57.8 million in interest payments. No principal payments are due until maturity.

2014 Senior Notes

At September 30, 2015, we had outstanding $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”). Based on the amount outstanding at September 30, 2015, required debt service for the next twelve months on the 2014 Senior Notes is $135.0 million in interest payments. No principal payments are due until maturity.

At September 30, 2015, we were in compliance with all covenants of the 2015 Amended Credit Agreement and the indentures governing our 2015 Senior Notes and 2014 Senior Notes, and there were no limitations on our ability to draw on our 2014 Revolving Credit Facility.

Tim Hortons Notes

At September 30, 2015, we had notes outstanding with the following carrying values and terms: (i) C$48.0 million of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017, (ii) C$2.6 million of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 and (iii) C$3.9 million of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (collectively, the “Tim Hortons Notes”). Based on the amounts outstanding at September 30, 2015, required debt service for the next twelve months on the Tim Hortons Notes is C$2.2 million in interest payments. No principal payments are due until maturity.

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

On April 2, 2015, RBI paid a dividend of $0.09 per RBI common share. On the same date, Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.09 per exchangeable unit. On April 1, 2015, RBI paid a dividend of $1.20 per Preferred Share, for a total dividend of $82.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the period of December 12, 2014 through December 31, 2014 as well as the first calendar quarter of 2015. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On July 3, 2015, RBI paid a dividend of $0.10 per RBI common share. On the same date, Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.10 per exchangeable unit. On July 2, 2015, RBI paid a dividend of $0.98 per Preferred Share, for a total of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the second calendar quarter of 2015. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On October 2, 2015, RBI paid a dividend of $0.12 per RBI common share. On the same date, Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.12 per exchangeable unit. On October 1, 2015, RBI paid a dividend of $0.98 per Preferred Share, for a total of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the third calendar quarter of 2015. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On October 27, 2015, the RBI Board of Directors declared a cash dividend of $0.13 per RBI common share, which will be paid on January 5, 2016 to RBI common shareholders of record on November 25, 2015. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.13 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above. On October 26, 2015, the RBI Board of Directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on January 4, 2016. The dividend on the Preferred Shares includes the amount due for the fourth calendar quarter of 2015. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

No dividend may be declared or paid on RBI common shares or Partnership exchangeable units until a dividend is declared or paid on the Preferred Shares. In addition, if holders of at least a majority of the outstanding Preferred Shares have delivered a notice to exercise their right to have RBI redeem the Preferred Shares, no dividend may be declared or paid on RBI common shares or Partnership exchangeable units (except that dividends declared on RBI common shares and Partnership exchangeable units prior to the date of such delivery may be paid) unless on the date of such declaration or payment all Preferred Shares subject to such notice have been redeemed in full. Additionally, if RBI proposes to redeem, repurchase or otherwise acquire any RBI common shares, the partnership agreement requires that Partnership, immediately prior to such redemption, repurchase or acquisition, make a distribution to RBI on the Class A common units of Partnership in an amount sufficient for RBI to fund such redemption, repurchase or acquisition, as the case may be.

Our ability to pay cash distributions on our Partnership exchangeable units is limited by restrictions under our debt agreements.

Outstanding Security Data

As at October 20, 2015, we had outstanding 202,006,067 Class A common units issued to RBI, 68,530,939 Partnership preferred units issued to RBI and 265,041,783 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the Preferred Shares and the special voting share except as otherwise provided by law.

From and after December 12, 2015, the one year anniversary of the effective date of the Transactions, the holder of Partnership exchangeable units will have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership, in its sole discretion, to determine to settle any such exchange for a cash payment in lieu of RBI common shares.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $950.4 million for the nine months ended September 30, 2015, compared to $375.6 million during the same period in the prior year. The increase in cash provided by operating activities was driven primarily by the Tim Hortons acquisition and change in working capital.

Investing Activities

Cash used for investing activities was $40.0 million for the nine months ended September 30, 2015, compared to $9.8 million during the same period in the prior year. The change in investing activities was driven primarily by an increase in capital expenditures in the current year, partially offset by proceeds from refranchisings and sale of assets in the current year, proceeds from the settlement of derivative instruments in the current year and payments for acquired franchisee operations in the prior year.

Financing Activities

Cash used for financing activities was $1,684.7 million for the nine months ended September 30, 2015, compared to $134.4 million during the same period in the prior year. The increase in cash used for financing activities was driven primarily by the $1,550.0 million repayment of the 2014 Term Loan Facility, the redemption of the Tim Hortons Notes, payments of financing costs, the mandatory prepayment of the 2014 Term Loan Facility, higher scheduled debt principal payments in the current year and higher dividend payments in the current year, partially offset by proceeds from the offering of the 2015 Senior Notes.

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

There were no material changes during the three months ended September 30, 2015 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC and Canadian securities regulatory authorities on March 12, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2015. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The management of RBI, as the general partner, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, RBI’s internal control over financial reporting.

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

Part II – Other Information

Item 5.	Other Information

Item 1.01 Entry into a Material Definitive Agreement

On August 28, 2015, the Compensation Committee of the Board of Directors of RBI (the “Compensation Committee”) approved an amendment (the “Amendment”) to the stock option agreement originally issued to Marc Caira, the Vice Chairman of the Board, by Tim Hortons Inc. and assumed by RBI in connection with the Transactions. Pursuant to the Amendment, Mr. Caira voluntarily relinquished his right to exercise the tandem stock appreciation rights related to the stock options granted pursuant to the award agreement. Except as set forth above, the terms and conditions of the stock option award agreement remain unchanged. A copy of the Amendment dated August 12, 2015 is filed as Exhibit 10.30 to this quarterly report on Form 10-Q. The information in this Item 1.01 is qualified in its entirety by reference to the full text of the Amendment contained in Exhibit 10.30.

Item 5.02(e) Departure of Directors or Certain Officers; Election of Directors; Appoint of Certain Officers; Compensatory Arrangements of Certain Officers

On August 28, 2015, the Compensation Committee approved the tax equalization of stock options previously granted to Elias Diaz-Sese, our President, Tim Hortons, pursuant to the terms of a Tax Equalization Letter Agreement between Mr. Diaz-Sese and RBI. In addition, the Compensation Committee authorized RBI to tax equalize Mr. Diaz-Sese’s base salary and bonus to the United States, effective January 1, 2015, in accordance with RBI’s standard practices for tax equalization. A copy of the Tax Equalization Letter Agreement dated July 1, 2015 is filed as Exhibit 10.30 to this quarterly report on Form 10-Q. The information in this Item 5.02 is qualified in its entirety by reference to the full text of the Tax Equalization Letter Agreement contained in Exhibit 10.31.

On August 28, 2015, the Compensation Committee approved a form of Non-Compete, Non-Solicitation and Confidentiality Agreement to be entered into by certain executives of RBI, The TDL Group Corp. (“TDL”) and Burger King Corporation (“BKC”). A copy of the form of Non-Compete, Non-Solicitation and Confidentiality Agreement is filed as Exhibit 10.32 to this quarterly report on Form 10-Q.

On August 28, 2015, the Compensation Committee approved the termination of the assignment letter for Jose Cil, our current President, Burger King, pursuant to which he previously performed services for a subsidiary of the Company as President, EMEA prior to his appointment to the position of President, Burger King. In addition, effective July 10, 2015, Mr. Cil, in his capacity as President, Burger King, entered into a Non-Compete, Non-Solicitation and Confidentiality Agreement with BKC in the form filed as Exhibit 10.32 to this quarterly report on Form 10-Q. As a result of the termination of the assignment letter and the entering into of the Non-Compete, Non-Solicitation and Confidentiality Agreement with BKC, the prior employment agreement between BKC and Mr. Cil was terminated and was replaced by the new agreement. On July 18, 2015, Mr. Diaz-Sese entered into the Non-Compete, Non-Solicitation and Confidentiality Agreement with TDL.

Item 6.	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

10.30	Award Agreement Amendment dated August 12, 2015 between Restaurant Brands International Inc. and Marc Caira (incorporated herein by reference to Exhibit 10.30 to the Form 10-Q of Restaurant Brands International Inc. filed on October 30, 2015).

10.31	Tax Equalization Letter dated July 1, 2015 between Restaurant Brands International Inc. and Elias Diaz-Sese (incorporated herein by reference to Exhibit 10.31 to the Form 10-Q of Restaurant Brands International Inc. filed on October 30, 2015).

10.32	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement (incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Restaurant Brands International Inc. filed on October 30, 2015).

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restaurant Brands International Limited Partnership By: Restaurant Brands International Inc., its general partner

Date: October 30, 2015	By:	/s/ Joshua Kobza
	Name:	Joshua Kobza, principal financial officer
	Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document