Form 10-K
period 2015-12-31
Restaurant Brands International Limited Partnership
filed 2016-02-26
CIK 1618755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Class B Exchangeable Limited Partnership units held by non-affiliates of the registrant on June 30, 2015, computed by reference to the closing price for such units on the Toronto Stock Exchange on such date, was C$880,995,961.

The number of the registrant’s Class B exchangeable limited partnership units and Class A common units outstanding as of February 12, 2016 was 227,992,722 units and 202,006,067 units, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement of Restaurant Brands International Inc., the registrant’s general partner, for the 2015 Annual and Special Meeting of Shareholders of Restaurant Brands International Inc., which is to be filed no later than 120 days after December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP

2015 FORM 10-K ANNUAL REPORT

Tim Hortons®, Timbits®, TimCard® and Creamy Chocolate Chill® are trademarks of Tim Hortons Canadian IP Holdings Limited Partnership. Burger King® and BK® are trademarks of Burger King Corporation. References to 2015, 2014, 2013, 2012 and 2011 are to the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Partnership” refer to Restaurant Brands International Limited Partnership and its subsidiaries.

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

Explanatory Note

On December 12, 2014, a series of transactions (the “Transactions”) were completed resulting in Burger King Worldwide, Inc., a Delaware corporation (“Burger King Worldwide”), and Tim Hortons Inc., a Canadian corporation (“Tim Hortons”), becoming indirect subsidiaries of Partnership and Restaurant Brands International Inc. (“RBI”).

We are a subsidiary of RBI and the indirect parent of Tim Hortons and Burger King Worldwide. RBI is our sole general partner and owns all of our outstanding Class A common units (“Class A common units”) and preferred units (“Partnership preferred units”). RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership in accordance with the partnership agreement of Partnership (the “partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.

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

We are a reporting issuer in each of the provinces and territories of Canada and, as a result, are subject to the continuous disclosure and other applicable reporting obligations under applicable Canadian securities laws. Pursuant to an application for exemptive relief made in accordance with National Policy 11-203 – Process for Exemptive Relief Applications in Multiple Jurisdictions, we have received exemptive relief dated October 31, 2014 from the Canadian securities regulators. This exemptive relief exempts us from the continuous disclosure requirements of NI 51-102, effectively allowing us to satisfy our Canadian continuous disclosure obligations by relying on the Canadian continuous disclosure documents filed by RBI, for so long as certain conditions are satisfied. Among these conditions is a requirement that we concurrently send to all holders of Partnership exchangeable units all disclosure materials that RBI sends to its shareholders and a requirement that we separately report all material changes in respect of Partnership that are not also material changes in respect of RBI.

All references to “$” or “dollars” in this report are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.

Business

Company Overview

We are a limited partnership formed to serve as the indirect parent of Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) businesses with over 19,000 restaurants in approximately 100 countries and U.S. territories as of December 31, 2015 and over 110 years of combined brand heritage. Our Tim Hortons® and Burger King® brands have similar franchised business models with complementary daypart mixes. Our two iconic brands are managed independently while benefitting from global scale and sharing of best practices.

Our Tim Hortons Brand

Founded in 1964, the Tim Hortons brand is one of the largest restaurant chains in North America and the largest in Canada. As of December 31, 2015, we owned or franchised a total of 4,413 Tim Hortons restaurants, including 3,650 in Canada, 650 in the United States and 113 in the Middle East. Of these restaurants, 4,389 were franchised (approximately 100%) and 24 were company-owned.

Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.

Our Tim Hortons (“TH”) business generates revenue from four sources: (i) sales exclusive to Tim Hortons franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers; (ii) property revenues from properties we lease or sublease to franchisees; (iii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iv) sales at Company restaurants.

Our Burger King Brand

Founded in 1954, the Burger King brand is the world’s second largest fast food hamburger restaurant (FFHR) chain as measured by total number of restaurants. As of December 31, 2015, we owned or franchised a total of 15,003 Burger King restaurants in approximately 100 countries and U.S. territories worldwide. Of these restaurants, 14,927 were franchised (approximately 100%) and 76 were company-owned.

Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. Burger King restaurants appeal to a broad spectrum of consumers, with multiple dayparts and product platforms appealing to different customer groups. During its over 60 years of operating history, the Burger King brand has developed a scalable and cost-efficient QSR hamburger restaurant model that offers guests fast and delicious food.

Our Burger King (“BK”) business generates revenue from three sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties that we lease or sublease to franchisees; and (iii) sales at Company restaurants.

Our Industry

Both of our brands operate in the QSR segment of the restaurant industry. In the United States and Canada, the QSR segment is the largest segment of the restaurant industry and has demonstrated growth over a long period of time. According to The NPD Group, Inc. (“NPD Group”), which prepares and disseminates CREST® data, QSR consumer spending in the United States and Canada totaled approximately $298 billion for the 12-month period ended November 2015.

Our Tim Hortons brand operates in the donut/coffee/tea category of the QSR segment. According to NPD Group, the donut/coffee/tea category generated customer spending of approximately $8.7 billion in Canada for the 12-month period ended November 2015, representing 35% of total QSR consumer spending. According to NPD Group, for the 12-month period ended November 2015, Tim Hortons accounted for 45% of the Canadian QSR segment and 87% of the donut/coffee/tea category of the Canadian QSR segment, in each case based on the number of guests served.

Our Burger King brand operates in the FFHR category of the QSR segment. According to NPD Group, the FFHR category is the largest category in the QSR segment, generating consumer spending of $74.5 billion in the United States for the 12-month period ended November 2015, representing 27% of total QSR consumer spending. According to NPD Group, for the 12-month period ended November 2015, Burger King accounted for approximately 12% of total FFHR consumer spending in the United States.

Our Business Strategy

We believe that we have created a financially strong company built upon a foundation of two strong, thriving, independent brands with significant global growth potential and the opportunity to be one of the most efficient franchised QSR operators in the world.

•	Accelerate Global Restaurant Growth. We believe there is an attractive opportunity to grow the Tim Hortons and Burger King brands around the world by expanding our presence in existing markets and entering new markets where the brands are not present today. This strategy has been executed over the past five years with the Burger King brand and has led to a significant acceleration in restaurant growth. We are pursuing a similar strategy at TH to grow the brand’s presence globally.

•	Enhance Guest Service and Experience at Our Restaurants. Guest satisfaction and providing a positive experience in our restaurants for our guests are integral to the success of our brands. We continue to focus on improving our level of service through comprehensive training, improved restaurant operations, reimaged restaurants and appealing menu options. Satisfied guests are more likely to return to our restaurants, which we believe will ultimately drive increased sales and profitability for our franchisees.

•	Increase Restaurant Sales and Profitability. Restaurant sales and profitability are critical to the success of our franchise partners and our ability to grow our brands around the world. We believe that a focus on relevant menu innovation, operational simplification and excellence, compelling marketing communications and investment in a modern image for our restaurant base will allow us to continue to grow the same store sales of our existing restaurants. We are also focused on growing franchisee profitability by leveraging our global scale and using data to benchmark performance and identify areas of focus for our teams.

•	Become the Most Efficient Franchised QSR Operator through a Constant Focus on Costs and Sharing Best Practices. We have achieved significant cost efficiencies at TH and BK through a Zero Based Budgeting cost management system. This annual planning method is designed to build a strong ownership culture by requiring departmental budgets to estimate and justify costs and expenditures from a “zero base,” rather than focusing on the prior year’s base. We have also begun to realize synergies across the two brands. We have implemented a global shared services platform and sharing of other non-brand dedicated functions such as finance, human resources, information technology, legal and others and the brands continue to share and leverage best practices.

•	Preserve Rich Heritages of Both Brands. Both Tim Hortons and Burger King continue to be managed as independent brands with separately managed franchisee relationships. TH has its brand headquarters in Oakville, Ontario and plays a prominent role in local communities through its work with certain charities such as the Tim Hortons Children’s Foundation and the Timbits Minor Sports Program. The Burger King brand was founded in Miami over 60 years ago, and BK maintains its brand headquarters in Miami, Florida. BK is an active contributor to its local communities with a particular emphasis on education through the Burger King McLamore Foundation.

Our Global Restaurant Operations

Operating Segments

Our business consisted of two segments at December 31, 2015. Our TH business is managed in one segment and our BK business is managed in the other segment. Additional financial information about segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 26 to the accompanying consolidated financial statements.

The table below sets forth our restaurant portfolio by segment for the periods indicated. Tim Hortons historical pre-combination figures are shown for informational purposes only.

	December 31, 2015	December 31, 2014	December 31, 2013
Number of system-wide restaurants:
TH (1)	4,413	4,258	4,114
BK	15,003	14,372	13,667

Total system-wide restaurants	19,416	18,630	17,781

(1)	Excludes 398, 413 and 371 limited service kiosks as of December 31, 2015, 2014 and 2013, respectively. Commencing in the fourth quarter of 2015, we revised our presentation of restaurant counts to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

Of the total number of Tim Hortons restaurants as of December 31, 2015, 82.7% were located in Canada, 14.7% in the U.S. and 2.6% in the Middle East. In the U.S., Tim Hortons restaurants are located in 18 states, concentrated in the Northeast in New York, and in the Midwest in Michigan and Ohio. In Canada, Tim Hortons typically retains a controlling interest in the real estate for system restaurants that it develops by either owning the land and building, leasing the land and owning the building, or leasing both the land and building.

As part of our development approach for Tim Hortons in the U.S., we have granted limited exclusivity rights in specific areas to developers in connection with area representative and area development agreements where the developers are investing their own capital to develop restaurants. We entered into two area representative and development agreements for the Cincinnati and Columbus designated market areas in 2015. We expect to enter into similar area development and area representative arrangements in the U.S. in 2016. In Canada, we have not granted exclusive or protected areas to any Tim Hortons franchisees.

Historically, international activities have not contributed significantly to Tim Hortons financial results. We have agreements with Apparel FZCO for the development and operation of Tim Hortons restaurants in the Middle East. We continue to work towards leveraging our master franchise joint venture model, network of global partners and experienced global development teams to substantially accelerate Tim Hortons international growth over time to bring this iconic brand to the rest of the world.

Of the total number of Burger King restaurants as of December 31, 2015, 47.5% were located in the U.S. and 52.5% were located in our markets outside of the U.S. Since 2010, the Burger King brand has increased annual net restaurant growth by approximately four times, reaching 631 net new units in 2015 from 173 new units in 2010 and making it one of the fastest growing QSRs in the world.

As part of our international growth strategy for the Burger King brand, we have created strategic master franchise joint ventures in a number of markets across Europe, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America and the Caribbean (“LAC”) and received a meaningful minority equity stake in each joint venture. We have also entered into master franchise and development agreements in a number of markets across EMEA, APAC and LAC with well-capitalized partners supported by strong local management teams. Our partners make substantial upfront equity commitments and agree to aggressive development targets. We will continue to evaluate opportunities to accelerate development of our Burger King brand, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees. We believe there are significant growth opportunities throughout EMEA, APAC and LAC.

Advertising and Promotions

In general, franchisees fund substantially all of the marketing programs for our Tim Hortons and Burger King brands by making contributions ranging from 3.5% to 5.0% of gross sales to advertising funds that we manage. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions and other support functions for the respective brands.

We manage the advertising funds for both of our brands in the U.S. and Canada, as well as in other markets where Burger King Worldwide has historically operated Company restaurants. However, in many of BK’s international markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide Burger King franchisees with advertising support and guidance in order to deliver a consistent global brand message.

Product Development

New product development is a key driver of the long-term success for both of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Product innovation begins with an intensive, data-driven research and development process that analyzes potential new menu items, including extensive consumer testing and ongoing analysis of the economics of food cost, margin and final price point.

A core strategy and success for our Tim Hortons brand remains a strong pipeline of differentiated product innovation. In 2015, we solidified previous innovation successes including Dark Roast Coffee and the Crispy Chicken Sandwich. In 2015, we had additional innovation successes, including Nutella based products, our grilled wraps and the Creamy Chocolate Chill® beverage. We plan to maintain brand focus on leveraging our strength in hot and cold beverage while expanding our daypart presence with exciting new food and baked good offerings.

In 2015, we continued to implement our strategy for the Burger King brand of launching fewer, more impactful products to simplify in-restaurant operations and reduce waste, focus the innovation pipeline and spend media dollars more wisely in a few high-impact areas. We believe that we have had significant successes on each of these fronts and this, paired with our continued compelling value offerings, have translated to significant momentum for the brand in 2015. This strategy will continue to be a focus of the brand for 2016 and beyond.

Operations Support

Our operations strategy is designed to deliver best-in-class restaurant operations by Tim Hortons and Burger King franchisees and improve friendliness, cleanliness, speed of service and overall guest satisfaction to drive long-term growth. Both of our brands have uniform operating standards and specifications relating to product quality, cleanliness and maintenance of the premises. In addition, Tim Hortons and Burger King restaurants are required to be operated in accordance with quality assurance and health standards which each brand has established, as well as standards set by applicable governmental laws and regulations. Each franchisee typically participates in initial and ongoing training programs to learn all aspects of operating a Tim Hortons or Burger King restaurant in accordance with each brand’s operating standards.

Manufacturing, Supply and Distribution

In general, we approve the manufacturers of the food, packaging and equipment products and other products used in our Tim Hortons and Burger King restaurants. We have a comprehensive supplier approval process, which requires all products to pass our quality standards and the supplier’s manufacturing process and facilities to pass on-site food safety inspections. Our franchisees are required to purchase substantially all food and other products from approved suppliers and distributors.

Tim Hortons products are sourced from a combination of third-party suppliers and our own manufacturing facilities. We operate two wholly-owned coffee roasting facilities in Hamilton, Ontario and Rochester, New York, where we blend all of the coffee for our Tim Hortons restaurants to protect the proprietary blend of our premium restaurant coffee and, where practical, for our take home, packaged coffee. Our fondant and fills manufacturing facility produces, and is the primary supplier of, the ready-to-use glaze, fondants and fills which are used in connection with a number of Tim Hortons products. We currently purchase all of our donuts and Timbits® from a single supplier.

We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to Tim Hortons restaurants. We purchase those raw materials from multiple suppliers and generally have alternative sources of supply for each. While we have multiple suppliers for coffee from various coffee-producing regions, the available supply and price for high-quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high-quality coffee beans at acceptable prices.

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

All of the products used in our Burger King restaurants are sourced from third-party suppliers. Restaurant Services, Inc. (“RSI”) is the purchasing agent for the Burger King system in the United States and negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products used in Burger King restaurants. RSI is also authorized to purchase and manage distribution services on behalf of most of the Burger King restaurants in the United States. As of December 31, 2015, four distributors serviced approximately 88.7% of U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

In 2000, Burger King Corporation entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply Burger King restaurants with their products and which obligate restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2015, we estimate that it will take approximately 15 years to complete the Coca-Cola and Dr Pepper/Snapple, Inc. purchase commitments. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $530 million as of December 31, 2015 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs.

In 2014, Tim Hortons entered into an agreement with a supplier requiring minimum purchase obligations, within the normal course of operations. As of December 31, 2015, there is a minimum purchase obligation based on a percentage of our requirements of approximately $92 million remaining over a four year term.

Franchise Agreements and Other Arrangements

General. We grant franchises to operate restaurants using Tim Hortons and Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. For each franchise restaurant, we generally enter into a franchise agreement covering a standard set of terms and conditions. Recurring fees consist of periodic royalty and advertising payments. Franchisees report gross sales on a monthly or weekly basis and pay royalties based on gross sales.

Franchise agreements are generally not assignable without our consent. Our Tim Hortons franchise agreements grant us the right to reacquire a restaurant under certain circumstances, and our Burger King franchise agreements generally have a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with our standards) can lead to termination of the franchise agreement.

U.S. and Canada. Tim Hortons franchisees in the U.S. and Canada operate under several types of license agreements, with a typical term for a standard restaurant of 10 years plus renewal period(s) of approximately 10 years in the aggregate. Tim Hortons franchisees who lease land and/or buildings from us typically pay a royalty of 3.0% to 4.5% of weekly restaurant gross sales. Under a separate lease or sublease, Tim Hortons franchisees typically pay monthly rent based on a percentage (usually 8.5% to 10.0%) of monthly gross sales or flow through monthly rent based on the terms of an underlying lease. Where the franchisee owns the premises, leases it from a third party or enters into a flow through lease with Tim Hortons, the royalty is typically increased. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, may vary from those described above and are negotiated on a case-by-case basis. For some existing Tim Hortons franchisees in Canada and the U.S., we have entered into operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but we continue to be the owner of the equipment, signage and trade fixtures. Such arrangements usually require the operator to pay approximately 20% of the restaurant’s weekly gross sales to us. These operators also make the required contributions to our advertising funds, described above. In any such arrangement, we and the operator each have the option to terminate the agreement upon 30 days’ notice.

The typical Burger King franchise agreement in the U.S. and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. Subject to the incentive programs described below, most new Burger King franchise restaurants pay a royalty of 4.5% in the United States.

In an effort to improve the image of our restaurants in the United States, we offered Burger King franchisees in the U.S. reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants to our modern image during 2014 and 2015 and we plan to continue to offer remodel incentives to U.S. franchisees during 2016. At December 31, 2015, approximately 50% of the U.S. system was on the modern image. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2021. However, we expect this impact to be partially mitigated as we will also be entering into new franchise agreements for Burger King restaurants in the United States with a 4.5% royalty rate.

International. Historically, we entered into franchise agreements for each Burger King restaurant in our international markets with up-front franchise fees and monthly royalties and advertising contributions each of up to 5.0% of gross sales. However, as part of our international growth strategy, we have increasingly entered into master franchise agreements or development agreements that grant franchisees exclusive development rights and, in some cases, require them to provide support services to other franchisees in their markets. The up-front franchise fees and royalty rate paid by master franchisees vary from country to country, depending on the facts and circumstances of each market. We have agreements with Apparel FZCO for the development and operation of Tim Hortons restaurants in the Middle East. Under these agreements, Apparel pays us up-front franchise fees upon the opening of each location, monthly royalties, and product and equipment sales.

Franchise Restaurant Leases. We leased or subleased 3,565 properties to Tim Hortons franchisees and 1,847 properties to Burger King franchisees as of December 31, 2015 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance.

Intellectual Property

We own valuable intellectual property relating to our Tim Hortons and Burger King brands, including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our Tim Hortons and Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents of varying duration relating to equipment used in Burger King restaurants.

As of December 31, 2015, we owned 491 Tim Hortons trademark and service mark registrations and applications and 592 domain name registrations around the world, some of which are of material importance to our TH business. As of December 31, 2015, we owned 4,604 Burger King trademark and service mark registrations and applications and approximately 1,044 domain name registrations around the world, some of which are of material importance to our BK business.

Competition

Our Tim Hortons and Burger King brands compete in the United States, Canada and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. We also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains and (iii) convenience stores and grocery stores. Tim Hortons competitors range from small local independent operators to well-capitalized national and regional chains, such as Dunkin’ Donuts, McDonald’s, Starbucks, Panera Bread, Subway and Wendy’s. Additionally, Tim Hortons competes with alternative methods of brewed coffee for home use. In the FFHR industry Burger King’s principal competitors are McDonald’s and Wendy’s, as well as regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic.

The restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Government Regulations and Affairs

General. As manufacturers and distributors of food products, we and our franchisees are subject to licensing and regulation by federal, state, provincial, and/or municipal departments relating to the environment, health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; federal, provincial, and state labor laws (including applicable minimum wage requirements, temporary foreign workers, overtime, working and safety conditions and employment eligibility requirements); federal, provincial, and state laws prohibiting discrimination; federal, provincial, state and local tax laws and regulations; and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our franchisees and our performance. These regulations include food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we are or may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in Canada, the United States, the United Kingdom and Spain. Certain counties, states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level.

U.S. and Canada. We and our franchisees are subject to Canadian and U.S. laws affecting the operation of their restaurants and their business. Each Tim Hortons and Burger King restaurant must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. We and our franchisees are also subject to laws governing union organizing, working conditions, work authorization requirements, health insurance, overtime and wages.

In the U.S., we are subject to federal franchising laws adopted by the U.S. Federal Trade Commission (“FTC”). In addition, a number of states in the U.S., and the provinces of Ontario, Alberta, Prince Edward Island, Manitoba, New Brunswick and British Columbia, have enacted or are in the final stages of enacting legislation that affects companies involved in franchising. Much of the legislation and rules adopted have been aimed at providing detailed disclosure to a prospective franchisee, duties of good faith as between the franchisor and the franchisee, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted or are considering enacting legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship.

International. Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting them and their franchisees in Canada and the U.S., including laws and regulations concerning franchising, zoning, health, safety, sanitation, and building and fire codes. We and our franchisees are also subject to a variety of tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

Environmental Matters

We and our franchisees are subject to various federal, state, provincial and local environmental regulations. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations and the operations of our franchisees; however, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives cause an increase in our supply or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions, which could adversely impact our operations and/or increase the cost of our food and other supplies in ways that we cannot predict at this time.

Seasonal Operations

Our TH and BK businesses are moderately seasonal. Our Tim Hortons and Burger King restaurant sales are typically higher in the spring and summer months when the weather is warmer than in the fall and winter months. Our restaurant sales are typically lowest during the winter months, which include February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of holidays may also impact restaurant sales. Because our businesses are moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Our Employees

As of December 31, 2015, we had approximately 4,300 employees in our restaurant support centers, regional offices, distribution centers, manufacturing facilities, field operations and Company restaurants. Our franchisees are independent business owners so their employees are not our employees and therefore are not included in our employee count.

Available Information

We make available free of charge on or through the Investor Relations section of our internet website at www.rbi.com, all materials that we file electronically with the Securities and Exchange Commission (the “SEC”), including this report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material with the SEC and with the Canadian Securities Administrators. This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and on the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com, a website maintained by the Canadian Securities Administrators. The material may also be read and copied by visiting the Public Reference Room of the SEC at 100 F. Street, NE, Washington, D.C. 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The references to our website address, the SEC’s website address and the website maintained by the Canadian Securities Administrators do not constitute incorporation by reference of the information contained in these websites and should be not considered part of this document.

A copy of our Corporate Governance Guidelines, Code of Business Ethics and Conduct for Non-Restaurant Employees, Code of Ethics for Executive Officers, Code of Conduct for Directors and the Charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors of RBI are posted in the Investor Relations section of our website, www.rbi.com.

Our principal executive offices are located at 226 Wyecroft Road, Oakville, ON, Canada. Our telephone number is (905) 845-6511.

Item 1A.	Risk Factors

Risks Related to our Business

Our success depends on our ability to compete with our major competitors, many of which may have greater resources than we do.

The restaurant industry is intensely competitive and we compete in Canada, the United States and internationally with many well-established food service companies that compete on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. Furthermore, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

For our Tim Hortons and Burger King brands, our principal competitors are McDonald’s, Wendy’s, Starbucks, Subway, Dunkin Donuts and Panera Bread as well as, in the case of our Burger King brand, regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. To a lesser extent, our Tim Hortons and Burger King brands also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores.

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to (1) react to changes in pricing, marketing and the quick service restaurant segment in general more quickly and more effectively than we can, (2) rapidly expand new product introductions, (3) spend significantly more on advertising, marketing and other promotional activities than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers and (4) devote greater resources to accelerate their restaurant remodeling efforts. Moreover, certain of our major competitors have completed the reimaging of a significant percentage of their store base. These competitive advantages arising from greater financial resources and economies of scale may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future.

Our success depends on the value of our brands and the failure to preserve their value and relevance, either through our actions or those of our franchisees and other partners, could have a negative impact on our financial results.

We depend in large part on the value of the Tim Hortons and Burger King brands. To be successful in the future, we must preserve, enhance and leverage the value of our brands. Brand value is based in part on consumer tastes, preferences and perceptions on a variety of factors, including the nutritional content and preparation of our food. Consumer acceptance of our products may be influenced or subject to change for a variety of reasons. For example, adverse publicity associated with nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, may drive popular opinion against quick service restaurants in general, which may impact the demand for our products. In addition, adverse publicity related to litigation and regulation (including initiatives intended to drive consumer behavior) may impact the value of our brands by discouraging customers from buying our products.

Moreover, health campaigns against products we offer in favor of foods that are perceived as healthier may affect consumer perception of our product offerings and impact the value of our brands. Perceptions may also be affected by activist campaigns to promote adverse perceptions of the quick service restaurant industry or our brands and/or our operations, suppliers, franchisees or other partners. If we are unsuccessful in addressing consumer adverse perceptions, our brands and our financial results may suffer.

Economic conditions have, and may continue to, adversely affect consumer discretionary spending which could negatively impact our business and operating results.

We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, increased energy prices, inflation, foreclosures, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. As a result of these factors, during recessionary periods we may experience reduced revenues and sales deleverage, spreading fixed costs across a lower level of sales and causing downward pressure on our profitability and the profitability of our franchisees. These factors may also reduce sales at franchise restaurants, resulting in lower royalty payments from franchisees.

Our substantial leverage and obligations to service our debt and preferred shares could adversely affect our business.

As of December 31, 2015, we had aggregate outstanding indebtedness of $8,725.6 million, including a senior secured term loan facility in an aggregate principal amount of $5,097.7 million, senior secured first lien notes in an aggregate principal amount of $1,250.0 million and senior secured second lien notes in an aggregate principal amount of $2,250.0 million. As of December 31, 2015, we also had outstanding 68.5 million Class A 9.0% cumulative compounding perpetual voting preferred shares entitling the holders thereof to receive cumulative cash dividends at an annual rate of 9.0% on the amount of the purchase price per preferred share, payable quarterly in arrears, and potentially to receive make-whole dividend payments. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

Our substantial leverage could have important potential consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, dividends, share repurchases and development or other corporate purposes;

•	increasing our vulnerability to, and limiting our flexibility to plan for, or react to, changes in our business and the competitive environment and the industry in which we operate;

•	increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	exposing us to the risk of increased interest rates as borrowings under our credit facilities are subject to variable rates of interest;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing; and

•	exposing us to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and substantially all of our debt is denominated in U.S. dollars.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or dividends on preferred shares or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

We are subject to restrictive debt covenants, which limit our ability to take certain actions and perform certain corporate functions.

The terms of our indebtedness include a number of restrictive covenants that, among other things, limit our ability to:

•	incur additional indebtedness or guarantee indebtedness;

•	pay dividends on, repurchase or make distributions in respect of capital stock;

•	make investments or acquisitions;

•	create liens or use assets as security in other transactions;

•	consolidate, merge, sell or otherwise dispose of substantially all of our or our subsidiaries’ assets;

•	enter into agreements restricting the ability to pay dividends or make other intercompany transactions;

•	enter into transactions with affiliates; and

•	prepay certain kinds of indebtedness.

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

In connection with any future change of control of RBI or Partnership, subject to important exceptions contained in the instruments governing our indebtedness and preferred shares, (i) the terms of the credit agreement governing the senior secured term loan facility and the senior secured revolving credit facility will require repayment by RBI or Partnership in the event of a change of control and (ii) the indenture governing the senior secured first lien and second lien notes will require the issuer thereof to make an offer to repurchase the notes in connection with a change of control. In addition, in connection with any future change of control of RBI, (i) the terms of RBI’s preferred shares will require, if requested by the holders of not less than a majority of the outstanding preferred shares, the preferred shares to be redeemed in full by RBI as a result of a change of control, and (ii) the terms of our partnership agreement will require, if RBI redeems any preferred shares for cash, Partnership to make a distribution to RBI on its preferred units in an amount sufficient for RBI to fund such redemption. In addition, other existing or future indebtedness of RBI or Partnership may also be subject to mandatory repurchase or repayment upon a future change of control. Accordingly, a future change of control of RBI or Partnership would require these and possibly other obligations to become subject to repurchase, repayment and/or redemption. In any such event, we may not have sufficient resources to repurchase, repay and redeem these obligations, as applicable. Moreover, if such financing is required to be repurchased, repaid or redeemed, other third-party financing may be required in order to provide the funds necessary for us to satisfy such obligations, and we may not be able to obtain such additional financing on terms favorable to it or at all.

Any of these provisions may also discourage a potential acquirer from proposing or completing a transaction that may otherwise have presented a premium to the shareholders of RBI or the holders of Partnership exchangeable units.

Our fully franchised business model presents a number of disadvantages and risks.

Substantially all Tim Hortons and Burger King restaurants are owned and operated by franchisees. Under our fully franchised business model, our future prospects depend on (1) our ability to attract new franchisees for both of our brands that meet our criteria and (2) the willingness of franchisees to open restaurants in existing and new markets. There can be no assurance that we will be able to identify franchisees who meet our criteria, or if we identify such franchisees, that they will successfully implement their expansion plans.

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

We receive revenues in the form of royalties, fees and other amounts from our franchisees. As a result, our operating results are closely tied to the success of our franchisees. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions, rents and, in the case of the Tim Hortons brand, delayed or reduced payments for products and supplies, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Furthermore, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, or high real estate costs, or may be unable to renew due to the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn could materially and adversely affect our business and operating results.

A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreements and, if applicable, lease agreements with us. In a Canadian or U.S. franchisee bankruptcy, the debtor in possession or bankruptcy trustee may reject its franchise arrangements under applicable bankruptcy law, in which case there would be no further royalty payments, rent payments or, in the case of the Tim Hortons brand, payments for products and supplies from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Under our franchise agreements, we can, among other things, mandate menu items, signage, equipment, hours of operation and value menu, establish operating procedures and approve suppliers, distributors and products. However, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or standards set by applicable law. In addition, franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a Tim Hortons or Burger King franchise restaurant is likely to be attributed by guests to the entire brand, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements and our operating standards, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.

Our operating results could be impacted by changes in consumer behavior that are the result of advances in technologies and alternative delivery methods.

If the behavior or preferences of our guests change as a result of advances in technologies or alternative delivery methods or channels and we are not able to respond to these changes, or our competitors respond to these changes more effectively, then our business and operating results could be materially harmed.

Our operating results depend on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.

Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products and product extensions. Our marketing and advertising programs may not be successful or we may fail to develop commercially successful new products, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful or if we fail to develop commercially successful new products, our results of operations could be materially and adversely affected. Moreover, because franchisees contribute to our advertising fund based on a percentage of gross sales at their franchise restaurants, our advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs. In addition, we have emphasized certain value offerings in our marketing and advertising programs to drive traffic at our stores. The disadvantage of value offerings is that the low-price offerings may condition our guests to resist higher prices in a more favorable economic environment.

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

The financial performance of our Tim Hortons brand is highly dependent on the performance of the restaurants in Canada, which accounted for the substantial majority of its revenues and operating income in 2015. Accordingly, any substantial or sustained decline in Tim Hortons Canadian business or the value of the Canadian dollar would materially and adversely affect our financial results.

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

For the past several years, Burger King Worldwide has used a master franchise development model, which in markets with strong growth potential may include participating in strategic joint ventures with little to no upfront investment, to accelerate international growth. We plan to use a similar strategy with the Tim Hortons brand to grow the brand’s presence globally through partnerships with local restaurant operators or local entrepreneurs as franchisees. These new arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage our restaurants in a specific country or countries. A joint venture partnership involves special risks, such as our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.

While we believe that our joint venture and master franchise arrangements provide us with experienced local business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our international operations.

In addition, the U.S. Foreign Corrupt Practices Act, the Corruption of Foreign Public Officials Act (Canada) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. Despite our compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our strategic partners and joint venturers or their employees or agents. Violations of these laws, or allegations of such violations, may have a negative effect on our results of operations, financial condition and reputation.

If we are unable to effectively manage our growth, it could adversely affect our business and operating results.

As a result of the Transactions, we became the indirect holding company for Tim Hortons and Burger King Worldwide and their respective consolidated subsidiaries with over 19,000 restaurants. In addition, as described elsewhere in this report, our growth strategy includes strategic expansion in existing and new markets, and contemplates a significant acceleration in the growth in the number of new restaurants. As our franchisees are independent third parties, we have and may need to continue to expend substantial financial and managerial resources to enhance our existing restaurant management systems, financial and management controls, information systems and personnel to accurately capture and reflect the financial and operational activities at our franchise restaurants. On occasion we have encountered, and may in the future encounter, challenges in receiving these results from our franchisees in a consistent and timely manner. If we are not able to effectively manage the management and information demands associated with the significant growth of our franchise system, then our business and operating results could be negatively impacted.

Sub-franchisees could take actions that could harm our business and that of our master franchisees.

Our business model contemplates us entering into agreements with master franchisees and other partners that permit them to develop and operate restaurants in defined geographic areas. As permitted by certain of these agreements, master franchisees or partners may elect to sub-franchise rights to develop and operate Burger King or Tim Hortons restaurants, as applicable in the geographic area covered by the agreement. These agreements contractually obligate our master franchisees or partners, as applicable, to operate their restaurants in accordance with specified operations, safety and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and, as a result, are dependent upon our master franchisees and partners to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee or partner and the sub-franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income ultimately paid to us could be adversely affected, and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.

Our international operations subject us to additional risks and costs and may cause our profitability to decline.

Our operations outside of the U.S. and Canada are exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section and include the following:

•	governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•	the risk of markets in which we have granted exclusive development and subfranchising rights;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in the laws and policies that govern foreign investment and trade in the countries in which we operate;

•	risks and costs associated with political and economic instability, corruption, anti-American sentiment and social and ethnic unrest in the countries in which we operate;

•	the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	changing labor conditions and difficulties experienced by our franchisees in staffing their international operations;

•	the impact of labor costs on our franchisees’ margins given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our franchisees’ restaurants; and

•	the effects of increases in the taxes we pay and other changes in applicable tax laws.

These factors may increase in importance as we expect franchisees of both of our brands to open new restaurants in international markets as part of our growth strategy.

Our operations are subject to fluctuations in foreign currency exchange and interest rates.

We report our results in U.S. dollars, which is our reporting currency. The operations of each of TH and BK that are denominated in currencies other than the U.S. dollar are impacted by fluctuations in currency exchange rates and changes in currency regulations. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for our financial reporting purposes. Royalty payments from BK franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. Furthermore, franchise royalties from each of TH’s and BK’s international franchisees are calculated based on local currency sales; consequently, franchise revenues are still impacted by fluctuations in currency exchange rates. Revenues and expenses of TH and BK that are denominated in currencies other than the U.S. dollar are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.

We enter into forward contracts to reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets. However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results. We also use forward currency contracts to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee and certain intercompany purchases, made by our TH Canadian operations.

Fluctuations in interest rates may also affect our combined business. We attempt to minimize this risk and lower overall borrowing costs through the utilization of derivative financial instruments. We primarily utilize interest rate swaps to attempt to minimize this risk and lower our overall borrowing costs. These instruments are entered into with financial institutions and have reset dates and critical terms that match those of our forecasted interest payments. Accordingly, any changes in interest rates we pay are partially offset by changes in the market value associated with derivative financial instruments.

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

Our profitability and the profitability of our franchisees will depend in part on our ability to anticipate and react to changes in food and commodity and supply costs. With respect to our TH business, volatility in connection with certain key commodities that we purchase in the ordinary course of business, such as coffee, wheat, edible oils and sugar, can impact our revenues, costs and margins. If commodity prices rise, franchisees may experience reduced sales due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. In addition, with respect to our BK business, the market for beef and chicken is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle and chicken feed), corn ethanol policy, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond its control and, in many instances unpredictable. If the price of beef, chicken or other products that we use in our Company restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease for as long as we operate Company restaurants. Any such decline in franchisee sales will reduce our royalty income, which in turn may materially and adversely affect our business and operating results.

If the supply or quality of food or commodities fails to meet demand or the quality standards of our guests, our franchisees may experience reduced sales which, in turn, would reduce rents and royalty revenues as well as supply chain sales. Such a reduction in rents and royalty revenues and supply chain sales may adversely impact our business and financial results.

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

We operate a vertically integrated supply chain for our TH business in which we manufacture, warehouse, and distribute certain food and restaurant supplies to our franchise and Company restaurants. There are certain risks associated with this vertical integration growth strategy, including:

•	delays and/or difficulties associated with owning a manufacturing, warehouse and distribution business;

•	maintenance, operations and/or management of the facilities, equipment, employees and inventories;

•	limitations on the flexibility of controlling capital expenditures and overhead;

•	the need for skills and techniques that are outside our traditional core expertise;

•	increased transportation, shipping, food and other supply costs;

•	inclement weather or extreme weather events;

•	shortages or interruptions in the availability or supply of high-quality coffee beans, perishable food products and/or their ingredients;

•	variations in the quality of food and beverage products and/or their ingredients; and

•	political, physical, environmental, labor, or technological disruptions in our or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.

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

The market for retail real estate is highly competitive. Based on their size advantage and/or their greater financial resources, some of our competitors may have the ability to negotiate more favorable lease terms than we can and some landlords and developers may offer priority or grant exclusivity to some of our competitors for desirable locations. As a result, we or our franchisees may not be able to obtain new leases or renew existing leases on acceptable terms, if at all, which could adversely affect our sales and brand-building initiatives.

Our ownership and leasing of significant amounts of real estate exposes us to possible liabilities, losses, and risks.

Many of our system restaurants are presently located on leased premises. As leases underlying our Company and franchise restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our sales and our brand-building initiatives could be adversely affected. Furthermore, we cannot cancel existing leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, the value of our owned real estate assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation.

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

Food safety is a top priority for us and we dedicate substantial resources to ensure that our customers enjoy safe, high-quality food products. However, food-borne illnesses, such as E. coli, salmonella, and other food safety issues have occurred in the food industry in the past and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as mad cow disease, which could give rise to claims or allegations on a retroactive basis. Any report or publicity, including through social media, linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Outbreaks of disease, as well as influenza, could reduce traffic in our stores. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.

The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees. In addition, our industry has long been subject to the threat of food tampering by suppliers, employees or guests, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations of restaurant chains in the quick service restaurant segment and could affect us in the future as well. Furthermore, increased use of social media may strengthen the effects of any such negative publicity.

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, terrorist attacks or threats or catastrophic events.

Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact our restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions and health pandemics whether occurring in Canada, the United States or abroad, can keep customers in the affected area from dining out and result in lost opportunities for our restaurants. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism or heightened security requirements will have on our future operations. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in restaurant operating losses.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in Canada, the United States, and numerous foreign jurisdictions. A taxation authority may disagree with certain of our collective views, including, for example, the allocation of profits by tax jurisdiction, and the deductibility of our interest expense, and may take the position that material income tax liabilities, interests, penalties, or other amounts are payable by us, in which case, we expect to contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful, the implications could be materially adverse to us and affect our effective tax rate or operating income.

From time to time, we are subject to additional state and local income tax audits, international income tax audits and sales, franchise and value-added tax audits. Our effective income tax rate and tax payments in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates; changes in the valuation of deferred tax assets and liabilities; continued losses in certain international markets that could trigger a valuation allowance; changes in tax laws; the outcome of income tax audits in various jurisdictions around the world; taxes imposed upon sales of Company restaurants to franchisees; and any repatriation of earnings or our determination that unremitted earnings from foreign subsidiaries for which we have not previously provided for taxes were no longer permanently reinvested.

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

The results of a tax audit or related litigation could have a material effect on our income tax provision, net income (loss) or cash flows in the period or periods for which that determination is made. The CRA or the IRS may take the position that material Canadian or U.S. federal income tax liabilities, interest and penalties, respectively, are payable or that our tax positions or views are invalid. If we are unsuccessful in disputing the CRA’s or the IRS’ assertions, we may not be in a position to take advantage of the effective tax rates and the level of benefits that we anticipated to achieve as a result of corporate reorganizations, initiatives and transactions, and the implications could be materially adverse to us, including an increase in our effective tax rate. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities that could have a material impact on our financial position and results of operations.

Partnership and RBI may be treated as U.S. corporations for U.S. federal income tax purposes, which could subject us and RBI to substantial additional U.S. taxes.

As Canadian entities, RBI and Partnership generally would be classified as foreign entities (and, therefore, non-U.S. tax residents) under general rules of U.S. federal income taxation. Section 7874 of the Internal Revenue Code, as amended (the “Code”), however, contains rules that result in a non-U.S. corporation being taxed as a U.S. corporation for U.S. federal income tax purposes, unless certain tests, applied at the time of the acquisition, regarding ownership of such entities (as relevant here, ownership by former Burger King Worldwide shareholders) or level of business activities (as relevant here, business activities in Canada by us and our affiliates, including RBI), were satisfied at such time. The U.S. Treasury Regulations apply these same rules to non-U.S. publicly traded partnerships, such as Partnership. These statutory and regulatory rules are relatively new, their application is complex and there is little guidance regarding their application.

If it were determined that we and/or RBI should be taxed as U.S. corporations for U.S. federal income tax purposes, we and RBI could be liable for substantial additional U.S. federal income tax. For Canadian tax purposes, we and RBI are expected, regardless of any application of Section 7874 of the Code, to be treated as a Canadian resident partnership and company, respectively. Consequently, if we and/or RBI did not satisfy either of the applicable tests, we might be liable for both Canadian and U.S. taxes, which could have a material adverse effect on our financial condition and results of operations.

Future changes to U.S. and non-U.S. tax laws could materially affect Partnership and/or RBI, including their status as foreign entities for U.S. federal income tax purposes, and adversely affect their anticipated financial positions and results.

Changes to the rules in section 7874 of the Code or the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect our and/or RBI’s status as a non-U.S. entity for U.S. federal income tax purposes, our effective tax rate or future planning based on current law, and any such changes could have prospective or retroactive application to us and/or RBI. For example, recent legislative proposals have aimed to expand the scope of section 7874 of the Code, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. It is presently uncertain whether any such legislative proposals will be enacted into law and, if so, what impact such legislation would have on us. In addition, the U.S. Treasury has indicated that it is considering possible regulatory action in connection with so-called inversion transactions, including, most recently, in Notices 2015-79 and 2014-52. The timing and substance of any such action is presently uncertain. Any such change of law or regulatory action which could apply retroactively or prospectively, could adversely impact our tax position as well as our financial position and results in a material manner. The precise scope and application of the regulatory proposals will not be clear until proposed Treasury Regulations are actually issued, and, accordingly, until such regulations are promulgated and fully understood, we cannot be certain that there will be no such impact.

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

We depend in large part on the value of the Tim Hortons and Burger King brands, which represent 44.9% of the total assets on our balance sheet as of December 31, 2015. We believe that our brands are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brands and the respective branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States, Canada and foreign jurisdictions. Not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the United States and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the United States.

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

We have been, and in the future may be, subject to litigation that could have an adverse effect on our business.

We may from time to time, in the ordinary course of business, be subject to litigation relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. Some of these claims are incidental to our business, such as “slip and fall” accidents at franchise or company-operated restaurants, claims and disputes in connection with site development and construction of system restaurants and employment claims.

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

Furthermore, in certain of our agreements, we may agree to indemnify our business partners against any losses or costs incurred in connection with claims by a third party alleging that our services infringe the intellectual property rights of the third-party. Companies have increasingly become subject to infringement threats from non-practicing organizations filing lawsuits for patent infringement. We, or our business partners, may become subject to claims for infringement and we may be required to indemnify or defend our business partners from such claims. We are also exposed to a wide variety of falsified or exaggerated claims due to our size and brand recognition. All of these types of matters have the potential to unduly distract management’s attention and increase costs, including costs associated with defending such claims. Our current exposure with respect to legal matters pending against us could change if determinations by judges and other finders of fact are not in accordance with management’s evaluation of the claims. Should management’s evaluations prove incorrect and such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our consolidated financial condition or results of operations may be adversely affected.

Public and private concerns about the health risks associated with fast food may adversely affect our financial results.

Class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat or high-sodium foods and that quick service restaurant marketing practices have targeted children and encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. In addition, we face the risk of lawsuits and negative publicity resulting from illnesses and injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or our playground equipment. In addition to decreasing our revenue and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees and grow our business in Canada, the United States and internationally.

Changes in regulations may adversely affect restaurant operations and our financial results.

Our franchise and Company restaurants are subject to licensing and regulation by health, sanitation, safety and other agencies in the state, province and/or municipality in which the restaurant is located. Federal, state, provincial and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations. In many of our markets, including Canada, the United States and Europe, we and our franchisees are subject to increasing regulation regarding our operations which may significantly increase the cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory risks regarding our operations are the following:

•	the impact of the Fair Labor Standards Act, and similar Canadian legislation, which governs such matters as minimum wage, overtime and other working conditions, family leave mandates and a variety of other laws enacted that govern these and other employment matters;

•	the risk of franchisors being considered a joint employer with franchisees;

•	the impact of changes in employment eligibility requirements, the cessation or limitation of access to federal, state or provincial labor programs, including amendments to the Temporary Foreign Worker Program of the Federal Government of Canada;

•	the impact of immigration and other local and foreign laws and regulations on our business;

•	disruptions in our operations or price volatility in a market that can result from governmental actions, including price controls, currency and repatriation controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	the impact of the United States federal menu labeling law, and similar Canadian legislation, which requires the listing of specified nutritional information on menus and menu boards on consumer demand for our products;

•	the risks of operating in foreign markets in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations;

•	the impact of the Patient Protection and Affordable Care Act on the businesses of our U.S. franchisees, many of whom are small business owners who may have significant difficulty absorbing the increased costs or may need to revise the ways in which they conduct their business; and

•	the impact of costs of compliance with privacy, consumer protection and other laws, the impact of costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases.

We are subject to various provincial, state and foreign laws that govern the offer and sale of a franchise, including in the U.S., to a Federal Trade Commission (“FTC”) rule. Various state and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by franchisees based upon alleged violations of these laws.

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

Furthermore, certain changes to accounting standards, or changes to the interpretation of accounting standards applicable to us, could also materially affect our future results.

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

In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, our franchisees, vendors and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information and credit card information. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third-party may be able to circumvent those security and business controls, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties and potential litigation against us which could negatively impact our results of operations and financial condition. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.

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

We outsource certain aspects of our business to third-party vendors which subjects us to risks, including disruptions in our business and increased costs.

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

The chairman of the board of directors of RBI, which acts as our general partner, is not “independent” for purposes of Canadian securities laws, and RBI’s nominating and corporate governance and compensation committees are not composed solely of independent directors. Accordingly, RBI is not in compliance with certain governance best practices set forth in National Policy 58-201 – Corporate Governance Guidelines and National Instrument 58-101 – Disclosure of Corporate Governance Practices with respect to standards of director independence. Accordingly, holders of our Partnership exchangeable units and RBI shareholders will not have the same protections afforded to security holders of reporting issuers that are in compliance with the corporate governance best practices established by the Canadian Securities Administrators.

Canadian legislation contains provisions that may have the effect of delaying or preventing a change in control.

We and RBI are Canadian entities. The Investment Canada Act requires that a “non-Canadian,” as defined therein, file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a Canadian business, where prescribed financial thresholds are exceeded. This may discourage a potential acquirer from proposing or completing a transaction that may otherwise present a premium to RBI shareholders or Partnership exchangeable unitholders. Otherwise, there are no limitations either under the laws of Canada or in our articles regarding the rights of non-Canadians to hold or vote our common shares.

Risks Related to our Partnership Exchangeable Units

3G owns 43.1% of the combined voting power with respect to RBI, and its interests may conflict with or differ from the interests of the other shareholders.

3G Restaurant Brands Holdings LP (“3G”) currently owns approximately 95.7% of the Partnership exchangeable units and 43.1% of the combined voting power with respect to RBI. The interests of 3G and its principals may not always be aligned with the interests of the other holders of Partnership exchangeable units. So long as 3G continues to directly or indirectly own a significant amount of the voting power of RBI, it will continue to be able to strongly influence or effectively control the business decisions of RBI and Partnership. 3G and its principals may have interests that are different from those of the other holders of Partnership exchangeable units, and 3G may exercise its voting and other rights in a manner that may be adverse to the interests of the other holders of Partnership exchangeable units.

In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of RBI or Partnership, which could cause the market price of RBI’s common shares or Partnership exchangeable units to decline or prevent the shareholders or unitholders from realizing a premium over the market price for their RBI common shares or Partnership exchangeable units.

3G is affiliated with 3G Capital Partners Ltd., a New York private equity firm (“3G Capital”). 3G Capital is in the business of making investments in companies and may from time to time in the future acquire or develop controlling interests in businesses engaged in the QSR industry that complement or directly or indirectly compete with certain portions of our business. In addition, 3G Capital may pursue acquisitions or opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

The price of our Partnership exchangeable units or RBI common shares may be volatile or may decline regardless of our operating performance.

The market price of Partnership exchangeable units or RBI common shares may fluctuate materially from time to time in response to a number of factors, many of which we cannot control, including those described under “Risk Factors – Risks Related to Our Business”. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. These broad market and industry factors may materially harm the market price of Partnership exchangeable units or RBI common shares, regardless of our operating performance. In addition, the price of Partnership exchangeable units or RBI common shares may be dependent upon the valuations and recommendations of the analysts who cover our business, and if our results do not meet the analysts’ forecasts and expectations, the price of our Partnership exchangeable units or RBI common shares could decline as a result of analysts lowering their valuations and recommendations or otherwise. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Certain holders of Partnership exchangeable units and RBI common shares have required and others may require us or RBI to register their Partnership exchangeable units or common shares, as applicable, for resale under the U.S. and Canadian securities laws under the terms of certain separate registration rights agreements between us and the holders of these securities. Registration of those units or shares would allow the holders thereof to immediately resell their Partnership exchangeable units or RBI common shares in the public market. Any such sales, or anticipation thereof, could cause the market price of our Partnership exchangeable units or RBI common shares to decline.

In addition, RBI has registered common shares that are reserved for issuance under the RBI incentive plans.

Your percentage ownership in us may be diluted by future issuances of RBI common shares or Partnership exchangeable units, which could reduce the influence of our shareholders and unitholders over matters on which they are entitled to vote.

The board of directors of RBI has the authority, without action or vote of RBI’s shareholders or our unitholders, to issue additional RBI common shares or Partnership exchangeable units. An unlimited number of each class of security is authorized. For example, RBI or Partnership, as applicable, may issue these securities in connection with investments and acquisitions. The number of RBI common shares or Partnership exchangeable units issued could constitute a material portion of, and could materially dilute the ownership in our business represented by, the then-outstanding RBI common shares and Partnership exchangeable units. Future issuances of RBI common shares or Partnership exchangeable units would also reduce the influence of holders of RBI common shares and Partnership exchangeable units over matters on which they are entitled to vote.

There is no assurance that we will pay any distributions on our Partnership exchangeable units in the future.

Although the board of directors of RBI declared a cash dividend on the RBI common shares (requiring a corresponding distribution with respect to our Partnership exchangeable units) for each quarter of 2015, any future dividends on the RBI common shares and partnership exchangeable units will be determined at the discretion of the board of directors of RBI and will depend upon results of operations, financial condition, contractual restrictions, including the terms of RBI’s preferred shares and agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that the board of directors of RBI deems relevant. Realization of a gain on an investment in RBI common shares and in Partnership exchangeable units will depend on the appreciation of the price of the RBI common shares or the Partnership exchangeable units, which may never occur.

An active trading market for Partnership exchangeable units may not be sustained.

Partnership exchangeable units are not listed on a national exchange in the United States. Although Partnership exchangeable units are listed on the Toronto Stock Exchange, an active public market for Partnership exchangeable units may not be sustained, and such market is not as liquid as for RBI common shares. If an active public market is not sustained, it may be difficult for investors who hold Partnership exchangeable units to sell their exchangeable units at a price that is attractive to them, or at all.

Partnership exchangeable units may not trade equally with RBI common shares.

Although now exchangeable, the Partnership exchangeable units and the RBI common shares are distinct securities. The Partnership exchangeable units and RBI common shares will at all times trade separately, and the public market for Partnership exchangeable units is not as liquid as for the RBI common shares. In addition, if a holder of Partnership exchangeable units exercises its exchange right, RBI, in its capacity as the general partner of Partnership and in its sole discretion, may cause Partnership to repurchase each Partnership exchangeable unit submitted for exchange in consideration for cash (in an amount determined in accordance with the terms of the partnership agreement) in lieu of exchanging for common shares. As such, Partnership exchangeable units may not trade equally with RBI common shares, and could trade at a discount to the market price of RBI common shares, which discount could possibly be material.

The exchange of Partnership exchangeable units into RBI common shares is subject to certain restrictions and the value of RBI common shares received in any exchange may fluctuate.

Beginning on December 12, 2015, holders of Partnership exchangeable units became entitled to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one RBI common share for each Partnership exchangeable unit, subject to the right of RBI, in its capacity as the general partner of Partnership and in its sole discretion, to cause Partnership to repurchase the Partnership exchangeable units for cash (in an amount determined in accordance with the terms of the partnership agreement) in lieu of exchanging for RBI common shares.

The RBI common shares for which Partnership exchangeable units may be exchanged may be subject to significant fluctuations in value for many reasons, including:

•	our operating and financial performance and prospects;

•	general market conditions;

•	the risks described in this report;

•	changes to the competitive landscape in the industries or markets in which we operate;

•	the arrival or departure of key personnel; and

•	speculation in the press or the investment community.

If a holder of Partnership exchangeable units elects to exchange his or her Partnership exchangeable units for RBI common shares, the exchange generally will be taxable for Canadian and U.S. federal income tax purposes.

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

In 2015, we completed the move to our newly renovated corporate headquarters and TH global restaurant support center which is located in Oakville, Ontario, Canada and consists of approximately 96,000 square feet which we own. Related to the TH business, we own five distribution centers, two manufacturing centers, one warehouse and four offices throughout Canada. In addition, we lease one office and one distribution center in Canada, one manufacturing center in the U.S., one office in the Middle East and one office in Luxembourg.

Our U.S. headquarters and BK global restaurant support center is located in Miami, Florida and consists of approximately 213,000 square feet which we lease. We lease properties for our Burger King EMEA headquarters in Zug, Switzerland and our Burger King APAC headquarters in Singapore. We also lease additional BK support offices in Madrid, Spain and own BK support offices in Slough, United Kingdom.

We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

As of December 31, 2015, Tim Hortons franchisees operated 4,389 restaurants across Canada, the U.S. and the Middle East, of which 783 were sites owned by us and leased to franchisees, 2,782 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisees. In addition, we operated 24 Company restaurants, of which 6 were sites owned by us and 18 were leased by us.

As of December 31, 2015, Burger King franchisees operated 14,927 Burger King restaurants across the U.S. and Canada, EMEA, APAC and LAC, of which 733 were sites owned by us and leased to franchisees, 1,114 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisees. In addition, we operated 76 Company restaurants, of which 15 were sites owned by us and 61 were leased by us.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Partnership Exchangeable Units

The Partnership exchangeable units trade on the Toronto Stock Exchange (“TSX”) under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange (“NYSE”) and TSX under the ticker symbol “QSR”. Trading of the Partnership exchangeable units and RBI common shares commenced on December 15, 2014. Effective as of the close of trading on December 12, 2014, the common stock of Burger King Worldwide, our predecessor entity, ceased trading on the NYSE and Tim Hortons common shares ceased trading on the TSX and NYSE. As of February 12, 2016, there were 59 holders of record of Partnership exchangeable units.

The following table sets forth for the periods indicated the high and low closing sales prices of Partnership exchangeable units on the TSX, RBI common shares on the NYSE and TSX and Burger King Worldwide common stock on the NYSE, distributions declared on Partnership exchangeable units and dividends declared per common share of RBI and per share of common stock of Burger King Worldwide.

							Dividends / Distributions
	NYSE (U.S. $)		TSX (C$)				per Common Share /
	High	Low	High		Low		Partnership Unit (U.S.$)
2015
First Quarter - QSR	$44.67	$37.80	C$	55.91	C$	44.48	$0.09
Second Quarter - QSR	$42.42	$37.10	C$	51.04	C$	45.65	$0.10
Third Quarter - QSR	$43.91	$34.71	C$	57.92	C$	46.60	$0.12
Fourth Quarter - QSR	$40.96	$34.66	C$	53.99	C$	46.05	$0.13
First Quarter - QSP	$—	$—	C$	53.50	C$	42.75	$0.09
Second Quarter - QSP	$—	$—	C$	49.00	C$	43.40	$0.10
Third Quarter - QSP	$—	$—	C$	55.96	C$	45.25	$0.12
Fourth Quarter - QSP	$—	$—	C$	53.14	C$	44.50	$0.13

2014
First Quarter - BKW	$27.68	$22.16		—		—	$0.07
Second Quarter - BKW	$27.26	$25.00		—		—	$0.07
Third Quarter - BKW	$33.82	$26.05		—		—	$0.08
Fourth Quarter - BKW (1)	$36.66	$28.48		—		—	$0.08
Fourth Quarter - QSR (2)	$41.90	$35.29	C$	47.03	C$	41.14	$—
Fourth Quarter - QSP (2)	$—	$—	C$	45.95	C$	41.85	$—

(1)	Represents period from October 1, 2014 through December 12, 2014.
(2)	Represents period from December 15, 2014 through the end of the quarter.

Dividend Policy

On February 16, 2016, the board of directors of RBI declared a cash dividend of $0.14 per RBI common share, which will be paid on April 4, 2016 to common shareholders of record on March 3, 2016. Pursuant to the partnership agreement, Partnership will make a distribution in respect of each Partnership exchangeable unit in the amount of $0.14 per exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. To fund the RBI common share dividend, Partnership will also make a corresponding distribution in respect of the Class A common units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the RBI common shares.

On February 15, 2016, the board of directors of RBI also declared a cash dividend of $0.98 per share of Class A 9.0% cumulative compounding perpetual voting preferred shares of RBI (the “Preferred Shares”), for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on April 1, 2016. Pursuant to the partnership agreement, Partnership will make a corresponding distribution in respect of the Partnership preferred units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the Preferred Shares. Our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under the terms of the Preferred Shares, the partnership agreement and agreements governing our debt.

We do not have a dividend policy. However, pursuant to the partnership agreement, RBI, as our general partner, must cause us to make distributions on our Partnership preferred units when a dividend has been declared and is payable in respect of the Preferred Shares, and on our Class A common units and Partnership exchangeable units, when a dividend has been declared and is payable in respect of RBI common shares.

Issuer Purchases of Equity Securities

During the fourth quarter of 2015, we received exchange notices representing 31,302,135 Partnership exchangeable units. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by repurchasing 8,150,003 Partnership exchangeable units for approximately $293.7 million in cash and exchanging 23,152,132 Partnership exchangeable units for the same number of newly issued RBI common shares. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of RBI’s common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to December 14, 2015, which was the exchange date for the units repurchased for cash. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding equity awards outstanding under RBI’s compensation plans as of December 31, 2015 (amounts in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	24,016	$16.28	9,803
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	24,016	$16.28	9,803

Stock Performance Graph

The graph shows the cumulative equity holder returns of RBI and Partnership over the period from June 20, 2012, the date Burger King Worldwide common stock was listed on the NYSE, to December 31, 2015. The graph reflects total equity holder returns for Burger King Worldwide from June 20, 2012 to December 12, 2014, and for RBI and Partnership from December 15, 2014 to December 31, 2015. December 12, 2014 was the last day of trading on the NYSE of Burger King Worldwide common stock and December 15, 2014 was the first day of trading on the NYSE and TSX of RBI common shares and the first day of trading on the TSX of Partnership exchangeable units. The graph shows combined Burger King Worldwide and RBI and Partnership equity holder returns because RBI and Partnership have less than two years of history as a public company. The following graph depicts the total return to the equity holders from June 20, 2012 through December 31, 2015, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Restaurant Index, a peer group. The graph assumes an investment of $100 in Burger King Worldwide common stock and each index on June 20, 2012 and the reinvestment of dividends paid since that date. The unit price performance shown in the graph is not necessarily indicative of future price performance.

	6/20/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Restaurant Brands International (NYSE)	$100	$110	$153	$261	$250
S&P 500 Index	$100	$105	$136	$151	$150
S&P Restaurant Index	$100	$99	$121	$123	$151

Item 6.	Selected Financial Data

Our selected historical consolidated financial data reflects the consolidation of Tim Hortons beginning on December 12, 2014, the closing date of the Transactions.

Following the Transactions, we became the indirect parent of Tim Hortons and Burger King Worldwide and RBI is our sole general partner.

Unless the context otherwise requires, all references to “Partnership”, “we”, “us” or “our” refer to Restaurant Brands International Limited Partnership and its subsidiaries, collectively.

All references to “$” or “dollars” in this report are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.

The following tables present our selected historical consolidated financial and other data as of the dates and for each of the periods indicated. All references to 2015, 2014, 2013, 2012 and 2011 in this section are for the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The selected historical financial data as of December 31, 2015 and December 31, 2014 and for 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2013, December 31, 2012 and December 31, 2011 and for 2012 and 2011 have been derived from our audited consolidated financial statements and notes thereto, which are not included in this report, and reflects the reclassification of debt issuance costs from assets to liabilities as a result of the adoption of an accounting standards update during 2015 that changed the presentation of debt issuance costs in the financial statements. The other operating data for 2015, 2014 and 2013 have been derived from our internal records.

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

	2015	2014 (1)	2013	2012	2011
	(In millions, except per share/unit data)
Statement of Operations Data:
Revenues:
Sales	$2,169.0	$167.4	$222.7	$1,169.0	$1,638.7
Franchise and property revenues	1,883.2	1,031.4	923.6	801.9	701.2

Total revenues	4,052.2	1,198.8	1,146.3	1,970.9	2,339.9
Income from operations (2)	1,192.2	181.1	522.2	417.7	362.5

Net income (loss) (2)	$511.7	$(268.9)	$233.7	$117.7	$88.1

Earnings (loss) per unit/share - Basic:
Class A common units (3)	$0.51	$(1.63)	—	—	—
Partnership exchangeable units (3)	$0.51	$(1.63)	—	—	—
Common shares (3)	—	$(0.20)	$0.67	$0.34	$0.25
Earnings (loss) per unit/share - Diluted:
Class A common units (3) (4)	$0.51	$(1.63)	—	—	—
Partnership exchangeable units (3) (4)	$0.51	$(1.63)	—	—	—
Common shares (3) (4)	—	$(0.20)	$0.65	$0.33	$0.25
Dividends per common unit/share	$0.44	$0.30	$0.24	$0.04	$1.13

Other Financial Data:
Net cash provided by operating activities	$1,200.7	$259.3	$325.2	$224.4	$406.2
Net cash provided by (used for) investing activities	(61.5)	(7,790.8)	43.0	33.6	(41.4)
Net cash provided by (used for) financing activities	(2,115.2)	8,565.6	(132.7)	(174.6)	(108.0)
Capital expenditures	115.3	30.9	25.5	70.2	82.1

	December 31, 2015	December 31, 2014 (1)	December 31, 2013	December 31, 2012	December 31, 2011
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$753.7	$1,803.2	$786.9	$546.7	$459.0
Total assets	18,408.5	21,343.0	5,785.5	5,513.0	5,541.6
Total debt and capital lease obligations	8,721.8	10,199.0	2,994.0	2,998.3	3,072.4
Total liabilities	12,198.4	13,706.2	4,269.3	4,338.0	4,492.4
Partnership preferred units	3,297.0	3,297.0	—	—	—
Total equity	2,913.1	4,339.8	1,516.2	1,175.0	1,049.2

	2015	2014	2013
Other operating data:
System-wide sales growth (5)(6)
Tim Hortons (8)	9.3%	6.6%	4.7%
Burger King	10.3%	6.8%	4.2%
Comparable sales growth (5)(6)(7)
Tim Hortons (8)	5.6%	3.1%	1.2%
Burger King	5.4%	2.1%	0.5%
System-wide sales ($ in million) (6)
Tim Hortons (8)	$6,349.8	$6,616.0	$6,606.7
Burger King	$17,303.7	$17,017.1	$16,301.0

(1)	On December 12, 2014, we acquired Tim Hortons. Statement of operations data and other financial data include TH results from the acquisition date through December 28, 2014, the end of Tim Hortons fiscal year. Balance sheet data includes TH data as of December 28, 2014.

(2)	Amount includes $116.7 million of TH transaction and restructuring costs and $0.5 million of acquisition accounting impact on cost of sales for 2015. Amount includes $125.0 million of TH transaction and restructuring costs, $11.8 million of acquisition accounting impact on cost of sales and $290.9 million of net losses on derivatives for 2014. Amount includes $26.2 million of global portfolio realignment project costs for 2013. Amount includes $30.2 million of global portfolio realignment project costs and $27.0 million of business combination agreement expenses for 2012. Amount includes $3.7 million of costs in connection with the acquisition of Burger King Holdings, Inc. by 3G, $46.5 million of global restructuring and related professional fees, $10.6 million of field optimization project costs and $7.6 million of global portfolio realignment project costs for 2011.
(3)	For 2014, the earnings (loss) per unit for Class A common units and Partnership exchangeable units reflect the period from December 12, 2014 through December 31, 2014. Additionally, for 2014, the earnings (loss) per common share reflects the period from January 1, 2014 through December 11, 2014. See Note 4 to the accompanying consolidated financial statements for additional information on the calculation of earnings (loss) per unit / share.
(4)	For 2015 and 2014, since all stock options were issued by RBI, there are no dilutive securities for Partnership as the exercise of stock options will not affect the numbers of Partnership Class A common units or Partnership exchangeable units outstanding. However, the issuance of shares by RBI in future periods will affect the allocation of net income attributable to common unitholders between Partnership’s Class A common units and Partnership exchangeable units.
(5)	Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated by translating prior year results at current year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.
(6)	Unless otherwise stated, comparable sales growth and system-wide sales growth are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” in Part II, Item 7 of this report.
(7)	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.
(8)	Tim Hortons 2014 annual figures and historical pre-combination figures are shown for informational purposes only.

Restaurant Brands International Limited Partnership and Subsidiaries Restaurant Count

The table below sets forth our restaurant portfolio by segment for the periods indicated. Tim Hortons historical pre-combination figures are shown for informational purposes only.

	December 31,	December 31,	December 31,
	2015	2014	2013
Number of system-wide restaurants:
TH (1)	4,413	4,258	4,114
BK	15,003	14,372	13,667

Total system-wide restaurants	19,416	18,630	17,781

(1)	Excludes 398, 413 and 371 limited service kiosks as of December 31, 2015, 2014 and 2013, respectively. Commencing in the fourth quarter of 2015, we revised our presentation of restaurant counts to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 12, 2014, a series of transactions (the “Transactions”) were completed resulting in Burger King Worldwide, Inc., a Delaware corporation (“Burger King Worldwide”), and Tim Hortons Inc., a Canadian corporation (“Tim Hortons”), becoming indirect subsidiaries of Restaurant Brands International Inc., a Canadian corporation (“RBI”), and Restaurant Brands International Limited Partnership, an Ontario limited partnership (“Partnership”).

Our consolidated financial data reflects the consolidation of Tim Hortons beginning on December 12, 2014, the closing date of the Transactions.

We are a subsidiary of RBI and the indirect parent of Tim Hortons and Burger King Worldwide. RBI is our sole general partner and owns all of our outstanding Class A common units (“Class A common units”) and preferred units (“Partnership preferred units”). RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership in accordance with the partnership agreement of Partnership (the “partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” of our Annual Report for the year ended December 31, 2015 (our “Annual Report”) and our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data of our Annual Report.”

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

Unless the context otherwise requires, all references in this section to the “Partnership,” “we,” “us,” or “our” are to Partnership and its subsidiaries, collectively. Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means that these measures include sales at both restaurants owned by us (“Company restaurants”) and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven by our franchise restaurants, as approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

Overview

We are a Canadian limited partnership formed to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) companies with over 19,000 restaurants in approximately 100 countries and U.S. territories as of December 31, 2015 and over 110 years of combined brand heritage. Our Tim Hortons® and Burger King® brands have similar franchised business models with complementary daypart mixes. Our two iconic brands are managed independently while benefitting from global scale and sharing of best practices.

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

We generate revenue from four sources: (i) sales exclusive to Tim Hortons franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers; (ii) property revenues from properties we lease or sublease to franchisees; (iii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iv) sales at Company restaurants.

As discussed in Note 26 to the accompanying consolidated financial statements, we completed an internal reorganization of our business following the Transactions that resulted in two operating and reportable segments: (1) Tim Hortons (“TH”) and (2) Burger King (“BK”). This change had no effect on our previously reported consolidated results of operations, financial position or cash flows. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all franchise restaurants and Company restaurants in one period from the same period in the prior year.

•	System-wide sales represent sales at all franchise restaurants and Company restaurants. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants (other than limited service kiosks) during a stated period, net of closures. Commencing in the fourth quarter of 2015, we revised our presentation of NRG to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

•	Adjusted EBITDA, which represents earnings (net income or loss) before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Non-GAAP Reconciliations.

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

Recent Events and Factors Affecting Comparability

Tim Hortons Acquisition

We have consolidated the results of operations of our TH business commencing on the acquisition date of December 12, 2014, and the changes in our results of operations for 2015 as compared to 2014 are largely driven by the inclusion of the results of operations of Tim Hortons for a full year in 2015 compared to the period of December 12, 2014 through December 28, 2014 in 2014. The TH statement of operations data for 2015 and the period of December 12, 2014 through December 28, 2014, the end of Tim Hortons 2014 fiscal year, is summarized as follows:

Tim Hortons Impact (millions)	2015	December 12, 2014 through December 28, 2014
Revenues:
Sales	$2,074.3	$92.8
Franchise and property revenues	882.6	50.8

Total revenues	2,956.9	143.6
Cost of sales	1,728.1	92.1
Franchise and property expenses	360.7	26.1
Selling, general and administrative expenses (1)	172.9	78.4
(Income) loss from equity method investments	(7.9)	(0.3)
Other operating expenses (income), net	20.9	1.1

Total operating costs and expenses	2,274.7	197.4

Income from operations	$682.2	$(53.8)

(1)	Tim Hortons selling, general and administrative expenses for 2015 and the period from December 12, 2014 through December 28, 2014 include (i) $58.5 million and $63.9 million, respectively, of transaction and restructuring costs associated with the Transactions, which are included in the amounts discussed below, and (ii) $13.8 million and $7.7 million, respectively, of share-based compensation expense associated with the remeasurement of liability-classified stock options to fair value.

TH Transaction and Restructuring Costs

In connection with the Transactions and a series of post-closing transactions during 2015 that resulted in changes to our legal and capital structure, we incurred certain non-recurring selling, general and administrative expenses during 2015 and 2014, consisting of the following:

•	Financing, legal and advisory fees, share-based compensation expense due to accelerated vesting of equity awards as a result of the Transactions and integration costs related to a realignment of our global structure to better accommodate the needs of the combined business, totaling $83.4 million and $108.7 million during 2015 and 2014, respectively;

•	Severance benefits, other compensation costs and training expenses of approximately $31.1 million and $16.3 million during 2015 and 2014, respectively, related to a restructuring plan we implemented following the Transactions, which resulted in work force reductions throughout our TH business; and

•	Financing, legal and advisory fees totaling $2.2 million during 2015, in connection with issuing $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 and entering into a first amendment to our credit agreement in May 2015.

Other Factors

In addition to the impact of consolidating TH results of operations commencing on the acquisition date of December 12, 2014 and TH transaction and restructuring costs, we also recorded losses on derivatives, incremental interest expense related to new borrowings and a loss on early extinguishment of debt in connection with the Transactions. See Results of Operations – Other operating expenses (income), net, –Interest expense, net and – Loss on early extinguishment of debt.

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by selling our BK company restaurants to franchisees, which we refer to as our “refranchising initiative”, and establishing strategic partnerships to accelerate development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $26.2 million of general and administrative expenses consisting of professional fees and severance in 2013. We completed our global portfolio realignment project, including our refranchising initiative, in 2013. As such, we did not incur any expenses related to the global portfolio realignment project during 2015 and 2014.

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

Results of Operations

Tabular amounts in millions of dollars unless noted otherwise.

Consolidated

	2015	2014	2013	2015 Compared to 2014	2014 Compared to 2013
				Favorable / (Unfavorable)
Revenues:
Sales	$2,169.0	$167.4	$222.7	$2,001.6	$(55.3)
Franchise and property revenues	1,883.2	1,031.4	923.6	851.8	107.8

Total revenues	4,052.2	1,198.8	1,146.3	2,853.4	52.5
Cost of sales	1,809.5	156.4	195.3	(1,653.1)	38.9
Franchise and property expenses	503.2	179.0	152.4	(324.2)	(26.6)
Selling, general and administrative expenses	437.7	345.4	242.4	(92.3)	(103.0)
(Income) loss from equity method investments	4.1	9.5	12.7	5.4	3.2
Other operating expenses (income), net	105.5	327.4	21.3	221.9	(306.1)

Total operating costs and expenses	2,860.0	1,017.7	624.1	(1,842.3)	(393.6)

Income from operations	1,192.2	181.1	522.2	1,011.1	(341.1)
Interest expense, net	478.3	279.7	200.0	(198.6)	(79.7)
Loss on early extinguishment of debt	40.0	155.4	—	115.4	(155.4)

Income (loss) before income taxes	673.9	(254.0)	322.2	927.9	(576.2)
Income tax expense	162.2	14.9	88.5	(147.3)	73.6

Net income (loss)	511.7	(268.9)	233.7	780.6	(502.6)

Net income (loss) attributable to noncontrolling interests	3.4	0.2	—	(3.2)	(0.2)
Partnership preferred unit distributions	271.2	13.8	—	(257.4)	(13.8)
Accretion of Partnership preferred units	—	546.4	—	546.4	(546.4)

Net income (loss) attributable to common unitholders	$237.1	$(829.3)	$233.7	$1,066.4	$(1,063.0)

NM - Not Meaningful
	2015	2014	2013
BK Segment FX Impact Favorable/(Unfavorable)
Consolidated total revenues	$(69.8)	$(14.6)	$(7.5)
Consolidated franchise and property expenses	4.8	—	0.3
Consolidated SG&A	7.8	0.8	(1.2)
Consolidated income from operations	(66.4)	(15.5)	(8.7)
Consolidated net income	(62.9)	(14.7)	(8.6)
Consolidated Adjusted EBITDA	(61.9)	(14.7)	(8.6)
	2015	2014	2013
Key Business Metrics
System-wide sales growth
TH (a)	9.3%	6.6%	n/a
BK	10.3%	6.8%	4.2%
System-wide sales
TH (a)	$6,349.8	$6,616.0	n/a
BK	$17,303.7	$17,017.1	$16,301.0
Comparable sales growth
TH (a)	5.6%	3.1%	n/a
BK	5.4%	2.1%	0.5%
System Net Restaurant Growth (NRG)
TH (a)	155	144	n/a
BK	631	705	670
Restaurant counts at period end
TH (b)	4,413	4,258	n/a
BK	15,003	14,372	13,667
System	19,416	18,630	13,667

(a)	TH 2014 annual figures are shown for informational purposes only.
(b)	Excludes 398 and 413 limited service kiosks at December 31, 2015 and 2014, respectively. Commencing in the fourth quarter of 2015, we revised our presentation of restaurant counts to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

Comparable Sales Growth

TH global system comparable sales growth of 5.6% for 2015 was driven by continued strength in beverages and innovative new product launches, such as grilled breakfast and lunch wraps and Nutella baked goods.

BK global system comparable sales growth of 5.4% and 2.1% for 2015 and 2014, respectively, reflects the impact of successful new products and promotions.

Sales and Cost of Sales

Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment as well as sales to retailers, other than equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs (see Note 3 to the accompanying consolidated financial statements for additional information on Restaurant VIEs), represent restaurant-level sales to our guests.

Cost of sales includes costs associated with the management of our TH supply chain, including cost of goods, direct labor and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants for which we manage the supply chain logistics, and for products sold through grocery stores. Cost of sales also includes food, paper and labor costs of Company restaurants, which are principally costs incurred by our consolidated TH Restaurant VIEs.

During 2015, the increase in sales was driven primarily by the inclusion of $2,074.3 million of TH sales for a full year compared to $92.8 million in 2014 as a result of the Transactions.

During 2014, the decrease in sales was driven by a $148.1 million decrease in BK Company restaurant sales primarily due to the net refranchising of 360 BK Company restaurants during 2013. These factors were partially offset by $92.8 million of TH sales as a result of the Transactions.

During 2015, the increase in cost of sales was driven primarily by the inclusion of $1,728.1 million of TH cost of sales for a full year compared to $92.1 million in 2014 as a result of the Transactions.

During 2014, the decrease in cost of sales was driven by a $131.0 million decrease in BK Company restaurant cost of sales primarily due to the net refranchising of 360 BK Company restaurants during 2013. These factors were partially offset by $92.1 million of TH cost of sales as a result of the Transactions.

Franchise and Property

Franchise and property revenues consist primarily of royalties earned on franchise sales, rents from real estate leased or subleased to franchisees, franchise fees, revenues derived from equipment packages at establishment of a restaurant and in connection with renewal or renovation, and other revenue. Franchise and property expenses consist primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, costs of equipment packages sold at establishment of a restaurant and in connection with renewal or renovation, amortization of franchise agreements and bad debt expense (recoveries).

During 2015, the increase in franchise and property revenues was driven by the inclusion of $882.6 million of TH franchise and property revenues for a full year compared to $50.8 million in 2014 as a result of the Transactions. To a lesser extent, the increase in franchise and property revenues, excluding FX impact, was driven by a $89.0 million increase in BK franchise and property revenues due primarily to (i) an increase of $75.6 million in BK franchise royalties driven by NRG and comparable sales growth during 2015 and (ii) an increase of $13.7 million in BK franchise fees and other revenue driven primarily by an increase in renewal franchise fees. During 2015, franchise and property revenues had a $69.0 million unfavorable FX impact related to our BK segment.

During 2014, the increase in franchise and property revenues, excluding FX impact, was driven by a $71.6 million increase in BK franchise and property revenues due primarily to (i) an increase of $47.8 million in BK franchise royalties driven by worldwide net restaurants growth of 705 restaurants during 2014, the net refranchising of 360 BK Company restaurants during 2013 and comparable sales growth, (ii) an increase of $21.7 million in BK franchise fees and other revenue driven primarily by an increase in renewal franchise fees, and (iii) an increase of $2.1 million in BK property revenue. Additionally, franchise and property revenues increased due to $50.8 million of TH franchise and property revenues as a result of the Transactions. During 2014, franchise and property revenues had a $14.6 million unfavorable FX impact related to our BK segment.

During 2015, the increase in franchise and property expenses was driven primarily by the inclusion of $360.7 million of TH franchise and property expenses for a full year compared to $26.1 million in 2014 as a result of the Transactions.

During 2014, the increase in franchise and property expenses was driven primarily by the inclusion of $26.1 million of TH franchise and property expenses in 2014 as a result of the Transactions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were comprised of the following:

				2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
				Favorable / (Unfavorable)
Selling expenses	$13.7	$2.4	$6.2	$(11.3)	NM	$3.8	61.3%

Management general and administrative expenses	238.5	166.7	181.0	(71.8)	(43.1)%	14.3	7.9%
Share-based compensation and non-cash incentive compensation expense	51.8	37.3	17.6	(14.5)	(38.9)%	(19.7)	(111.9)%
Depreciation and amortization	17.0	14.0	11.4	(3.0)	(21.4)%	(2.6)	(22.8)%
TH transaction and restructuring costs	116.7	125.0	—	8.3	NM	(125.0)	NM
Global portfolio realignment project costs	—	—	26.2	—	NM	26.2	NM

Total general and administrative expenses	424.0	343.0	236.2	(81.0)	(23.6)%	(106.8)	(45.2)%

Selling, general and administrative expenses	$437.7	$345.4	$242.4	$(92.3)	(26.7)%	$(103.0)	(42.5)%

NM – Not Meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions and the increase in selling expenses for 2015 was primarily a result of advertising fund contributions from TH Restaurant VIEs. During 2014, selling expenses decreased primarily as a result of the net refranchisings of 360 BK Company restaurants during 2013.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. During 2015, the increase in Management G&A was driven primarily by the inclusion of $79.7 million of TH Management G&A for a full year compared to $5.6 million in 2014 as a result of the Transactions, partially offset by favorable FX impact related to our BK segment. The decrease in Management G&A in 2014 was driven primarily by a decrease in BK salary and fringe benefits, professional services and favorable FX impact, partially offset by the inclusion of $5.6 million of TH Management G&A.

During 2015, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to additional stock options granted during 2015, an increase in non-cash incentive compensation of $4.0 million and a $6.1 million increase in share-based compensation expense to $16.2 million related to the remeasurement of stock options that are liability-classified or granted to non-employees to fair value. During 2015, we modified a portion of liability-classified awards that resulted in a change in classification of the awards from liability to equity and as such these modified awards will no longer be revalued after the modification date.

During 2014, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to additional stock options granted during 2014, a $6.4 million increase in stock option modifications compared to 2013 and a $10.5 million increase in share-based compensation expense to $12.3 million related to the remeasurement of stock options that are liability-classified or granted to non-employees to fair value, including $7.7 million for liability-classified Tim Hortons stock options.

During 2015, the increase in depreciation and amortization expense is primarily due to the inclusion of the TH business for a full year as a result of the Transactions. During 2014, the increase in depreciation and amortization expenses is primarily due to corporate capital expenditures.

(Income) Loss from Equity Method Investments

(Income) loss from equity method investments reflects our share of investee net income or loss. (Income) loss from equity method investments from these investments is considered to be an integrated part of our business operations, and is therefore included in operating income.

During 2015, the (income) loss from equity method investments includes $7.9 million of investee net income from TH equity method investments. During 2015, we also recorded a $10.9 million noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A., our Brazilian joint venture and one of our equity method investees. The investee net income from TH equity method investments and dilution gain are offset by net losses from other BK equity method investments.

During 2014, we recorded a $5.8 million noncash dilution gain included in (income) loss from equity method investments on the issuance of stock by Carrols Restaurant Group, Inc. (“Carrols”), one of our equity method investees. The dilution gain is offset by net losses from BK equity method investments.

Other Operating Expenses (Income), net

Our other operating expenses (income), net were comprised of the following:

	2015	2014	2013
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$22.0	$25.4	$0.7
Litigation settlements and reserves, net	1.3	4.0	7.6
Net losses on derivatives	37.3	290.9	—
Foreign exchange net losses (gains)	46.7	(3.8)	7.4
Other, net	(1.8)	10.9	5.6

Other operating expenses (income), net	$105.5	$327.4	$21.3

Net losses on disposal of assets, restaurant closures and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating expenses (income), net in the accompanying consolidated statements of operations. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.

During 2015, net losses on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $2.6 million and net losses associated with asset disposals and restaurant closures of $19.4 million.

During 2014, net losses on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $10.5 million and net losses associated with asset disposals and restaurant closures of $14.9 million.

During 2013, net losses on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $5.3 million, net losses from sale of subsidiaries of $1.0 million and net losses associated with asset disposals and restaurant closures of $5.0 million.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

During 2015, net losses on derivatives primarily reflects the reclassification of losses on cash flow hedges from accumulated other comprehensive income (loss) to earnings as a result of de-designation and settlement of certain interest rate swaps.

During 2014, we entered into foreign currency forward and foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the cash portion of the purchase price of the Tim Hortons acquisition. We recorded a net loss on derivatives of $133.0 million related to the change in fair value on these instruments and an expense of $59.9 million related to the premium on the foreign currency option contracts. These instruments were settled in the fourth quarter of 2014. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a loss of $34.5 million related to the change in fair value related to both instruments and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments. These instruments were settled in the fourth quarter of 2014. Additionally, during the fourth quarter of 2014 we entered into a series of forward-starting interest rate swaps to economically hedge the variability in the interest payments associated with our 2014 Term Loan Facility (as defined below) and recorded a gain of $88.9 million related to the change in fair value related to these instruments. Lastly, during the fourth quarter of 2014 we entered into a series of cross-currency rate swaps to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and recorded a loss of $165.8 million related to the change in fair value on these instruments. See Note 17 to the accompanying consolidated financial statements for additional information about accounting for our derivative instruments.

Interest Expense, net

	2015	2014	2013
Interest expense, net	$478.3	$279.7	$200.0
Weighted average interest rate on long-term debt	5.2%	6.0%	6.6%

During 2015, interest expense, net increased compared to 2014 primarily due to an increase in outstanding debt for a full year as a result of the Transactions in December 2014, partially offset by a reduction in our weighted average interest rate.

During 2014, interest expense, net increased compared to 2013 primarily due to an increase in outstanding debt as a result of the Transactions in December 2014. In connection with the Transactions, we incurred $6,750.0 million of term loans on October 27, 2014 and $2,250.0 million of senior notes on October 8, 2014, with interest expense beginning to accrue from each respective date. See Note 12 to the accompanying consolidated financial statements for additional information on interest expense, net.

Loss on Early Extinguishment of Debt

In connection with the refinancing and prepayment of a portion of the term loans outstanding under our 2014 Credit Facilities as well as the redemption of a portion of our Tim Hortons Notes (as such terms are defined below), we recorded a $40.0 million loss on early extinguishment of debt in 2015. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs and discounts.

In connection with the refinancing of term loans outstanding under the 2012 Credit Agreement, as well as the redemptions of our 2011 Discount Notes and 2010 Senior Notes (as such terms are defined below), we recorded a $155.4 million loss on early extinguishment of debt in 2014. The loss on early extinguishment of debt reflects the write-off of unamortized debt issuance costs, the write-off of unamortized discounts, commitment fees associated with the bridge loan available at the closing of the Transactions, and the payment of premiums to redeem the 2011 Discount Notes and 2010 Senior Notes.

Income Tax Expense

During 2015 and 2014, we completed a series of transactions which resulted in a change to our legal and capital structure. The restructuring impacts the comparability of the current period effective tax rate to prior periods.

Our effective tax rate was 24.1% in 2015, primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact from intercompany financing.

Our effective tax rate was a negative 5.9% in 2014, primarily due to the impact of the Transactions, including non-deductible transaction related costs, and the mix of income from multiple tax jurisdictions.

Our effective tax rate was 27.5% in 2013, primarily as a result of the mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our global portfolio realignment project, partially offset by a favorable impact from the sale of foreign subsidiaries and a reduction in the state effective tax rate related to our global portfolio realignment project.

Net Income (Loss)

We reported net income of $511.7 million during 2015, compared to a net loss of $268.9 million during 2014, primarily as a result of an increase in income from operations of $1,011.1 million and a decrease in loss on early extinguishment of debt of $115.4 million, partially offset by an increase in interest expense, net of $198.6 million and an increase in income tax expense of $147.3 million. The increase in income from operations was driven by an increase in sales, an increase in franchise and property revenues and a decrease in other operating expenses (income), net, partially offset by an increase in cost of sales, an increase in franchise and property expenses, and an increase in selling, general and administrative expenses, as discussed above.

We reported a net loss of $268.9 million during 2014, compared to net income of $233.7 million during 2013, primarily as a result of a $341.1 million decrease in income from operations, which was driven by an increase in other operating expenses (income), net, an increase in selling, general and administrative expenses, a decrease in sales and an increase in franchise and property expenses, partially offset by an increase in franchise and property revenues, a decrease in cost of sales and a decrease in (income) loss from equity method investments. Additionally, our net loss was also impacted by an increase in interest expense, net of $79.7 million and the recognition of loss on early extinguishment of debt of $155.4 million, partially offset by a decrease in income tax expense of $73.6 million.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as earnings (net income or loss) before interest, loss on early extinguishment of debt, taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, net of cash distributions received from equity method investments, and all other specifically identified costs associated with non-recurring projects, including acquisition accounting impact on cost of sales and TH transaction and restructuring costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	2015	2014	2013	2015 Compared to 2014	2014 Compared to 2013
				Favorable / (Unfavorable)
Segment income:
TH	$906.7	$34.9	$—	$871.8	$34.9
BK	759.5	726.0	665.6	33.5	60.4

Adjusted EBITDA	1,666.2	760.9	665.6	905.3	95.3
Share-based compensation and non-cash incentive compensation expense	51.8	37.3	17.6	(14.5)	(19.7)
Acquisition accounting impact on cost of sales	0.5	11.8	—	11.3	(11.8)
TH transaction and restructuring costs	116.7	125.0	—	8.3	(125.0)
Global portfolio realignment project costs	—	—	26.2	—	26.2
Impact of equity method investments (a)	17.7	9.5	12.7	(8.2)	3.2
Other operating expenses (income), net	105.5	327.4	21.3	221.9	(306.1)

EBITDA	1,374.0	249.9	587.8	1,124.1	(337.9)
Depreciation and amortization	181.8	68.8	65.6	(113.0)	(3.2)

Income from operations	1,192.2	181.1	522.2	1,011.1	(341.1)
Interest expense, net	478.3	279.7	200.0	(198.6)	(79.7)
Loss on early extinguishment of debt	40.0	155.4	—	115.4	(155.4)
Income tax expense	162.2	14.9	88.5	(147.3)	73.6

Net income (loss)	$511.7	$(268.9)	$233.7	$780.6	$(502.6)

NM – Not Meaningful

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for 2015 primarily reflects consolidation of TH for a full year in 2015 and, to a lesser extent, an increase in segment income in our BK segment. The increase in Adjusted EBITDA for 2014 primarily reflects an increase in segment income in our BK segment as well as the impact of the consolidation of Tim Hortons beginning in December 2014.

The increase in EBITDA for 2015 primarily reflects consolidation of TH for a full year in 2015, an increase in BK segment income, a decrease in other operating expenses (income), net, a decrease in TH transaction and restructuring costs and a decrease in acquisition accounting impact on cost of sales, partially offset by an increase in share-based compensation and non-cash incentive compensation expense.

EBITDA for 2014 decreased primarily from an increase in other operating expenses (income), net, the incurrence of TH transaction and restructuring costs, the acquisition accounting impact on cost of sales and an increase in share-based compensation and non-cash incentive compensation expenses, partially offset by the factors described above that resulted in an increase in Adjusted EBITDA as well as the non-recurrence of global portfolio realignment project costs.

Segment Results for 2015

							BK Segment
	2015			2014			Favorable / (Unfavorable)
	Total	TH Segment	BK Segment	Total	TH Segment	BK Segment	$	%
Franchise:
Franchise and property revenues	$1,883.2	$882.6	$1,000.6	$1,031.4	$50.8	$980.6	$20.0	2.0%
Franchise and property expenses	503.2	360.7	142.5	179.0	26.1	152.9	10.4	6.8%

Sales and cost of sales (1):
Sales	2,169.0	2,074.3	94.7	167.4	92.8	74.6	20.1	26.9%
Cost of sales	1,809.5	1,728.1	81.4	156.4	92.1	64.3	(17.1)	(26.6)%

Segment SG&A (2)	252.2	93.2	159.0	169.1	6.6	162.5	3.5	2.2%
Segment depreciation and amortization (3)	164.8	117.7	47.1	54.8	4.3	50.5	3.4	6.7%
Segment income (4)	1,666.2	906.7	759.5	760.9	34.9	726.0	33.5	4.6%

(1)	Includes Restaurant VIEs.
(2)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and management general and administrative expenses.
(3)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(4)	TH segment income for 2015 excludes $0.5 million of acquisition acounting impact on cost of sales and includes $13.6 million of cash distributions received from equity method investments. TH segment income for 2014 excludes $11.8 million of acquisition acounting impact on cost of sales.

Results of Operations for TH Segment for 2015

Results of operations for our TH segment reflect consolidation of TH for a full year in 2015 compared to the period of December 12, 2014 through December 28, 2014 in 2014, as a result of the Transactions in December 2014.

Results of Operations for BK Segment for 2015

Franchise and Property

During 2015, the increase in franchise and property revenues, excluding FX impact, was due primarily to (i) an increase of $75.6 million in franchise royalties primarily driven by NRG and comparable sales growth and (ii) an increase of $13.7 million in franchise fees and other revenue driven by an increase in renewal franchise fees. During 2015, franchise and property revenues had a $69.0 million unfavorable FX impact.

During 2015, the decrease in franchise and property expenses was primarily related to a decrease in property expenses and a $4.8 million favorable FX impact.

Segment SG&A

During 2015, the decrease in Segment SG&A was driven primarily by favorable FX impact.

Segment Income

During 2015, segment income increased primarily due to an increase in franchise and property revenues net of expenses, an increase in sales net of cost of sales and a decrease in Segment SG&A.

Segment Results for 2014

					BK Segment
	2014			2013	Favorable / (Unfavorable)
	Total	TH Segment	BK Segment	BK Segment	$	%
Franchise:
Franchise and property revenues	$1,031.4	$50.8	$980.6	$923.6	$57.0	6.2%
Franchise and property expenses	179.0	26.1	152.9	152.4	(0.5)	(0.3)%

Sales and cost of sales (1):
Sales	167.4	92.8	74.6	222.7	(148.1)	(66.5)%
Cost of sales	156.4	92.1	64.3	195.3	131.0	67.1%

Segment SG&A (2)	169.1	6.6	162.5	187.2	24.7	13.2%
Segment depreciation and amortization (3)	54.8	4.3	50.5	54.2	3.7	6.8%
Segment income (4)	760.9	34.9	726.0	665.6	60.4	9.1%

Results of Operations for BK Segment for 2014

Franchise and Property

During 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to (i) an increase of $47.8 million in franchise royalties primarily driven by NRG, the net refranchising of 360 BK Company restaurants during 2013 and comparable sales growth, (ii) an increase of $21.7 million in franchise fees and other revenue driven primarily by an increase in renewal franchise fees, and (iii) an increase of $2.1 million in BK property revenue. During 2014, franchise and property revenues had a $14.6 million unfavorable FX impact.

During 2014, the change in franchise and property expenses from the prior year was not meaningful.

Segment SG&A

During 2014, the decrease in Segment SG&A was driven primarily by a decrease in salary and fringe benefits.

Segment Income

During 2014, segment income increased primarily due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2014 Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to make distributions on our Class A common units, Partnership preferred units and Partnership exchangeable units, to repurchase Partnership exchangeable units, to repurchase RBI common shares, to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, and to fund our investing activities. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and the cash distribution requirements of Partnership preferred units.

At December 31, 2015, we had cash and cash equivalents of $757.8 million and working capital of $248.5 million. In addition, at December 31, 2015, we had borrowing availability of $496.2 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, Preferred Share dividends, debt service requirements and capital spending over the next twelve months.

At December 31, 2015, approximately 22% of our consolidated cash and cash equivalents balances were held in tax jurisdictions other than Canada and the U.S. Undistributed earnings of our foreign subsidiaries for periods prior to the Transactions are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to the Transactions, we record a deferred tax liability for earnings of foreign subsidiaries with U.S. parent companies when such amounts are not considered permanently reinvested and would be subject to tax in the U.S. upon repatriation of cash.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our 2015 Amended Credit Agreement, amounts outstanding under our 2015 Senior Notes, 2014 Senior Notes and Tim Hortons Notes (each defined below), and obligations under capital leases. For further information about our long-term debt, see Note 12 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.

On May 22, 2015, two of our subsidiaries (the “Borrowers”) issued $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 (the “2015 Senior Notes”) and entered into a first amendment to our credit agreement dated October 27, 2014 (the “2015 Amended Credit Agreement”). Under the 2015 Amended Credit Agreement, (1) the aggregate principal amount of the secured term loans (the “Term Loan Facility”) was reduced to $5,140.4 million as a result of the repayment of $1,550.0 million from the net proceeds from the offering of the 2015 Senior Notes and cash on hand and (2) the interest rate applicable to the Term Loan Facility was reduced to, at our option, either (i) a base rate plus an applicable margin equal to 1.75% or (ii) a Eurocurrency rate plus an applicable margin equal to 2.75%. The 2015 Amended Credit Agreement also provides for a senior secured revolving credit facility for up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit), the amount of which was unchanged by the May 22, 2015 amendment (the “Revolving Credit Facility,” together with the Term Loan Facility, the “Credit Facilities”).

2015 Amended Credit Agreement

As of December 31, 2015, there was $5,097.7 million outstanding principal amount under the Term Loan Facility. As of December 31, 2015, the interest rate was 3.75% on our Term Loan Facility. Based on the amounts outstanding under the Term Loan Facility and the three-month LIBOR rate as of December 31, 2015, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $194.1 million in interest payments and $34.4 million in principal payments. In addition, as of December 31, 2015, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $7.6 million for the next twelve months.

As of December 31, 2015, we had no amounts outstanding under the Revolving Credit Facility. Funds available under the Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of December 31, 2015, we had $3.8 million of letters of credit issued against the Revolving Credit Facility and our borrowing availability was $496.2 million.

The obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including Tim Hortons, Burger King Worldwide and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.

The Term Loan Facility matures on December 12, 2021 and the Revolving Credit Facility matures on December 12, 2019. The principal amount of the Term Loan Facility amortizes in quarterly installments equal to 0.25% of the aggregate principal amount of the Term Loan Facility as of May 22, 2015, with the balance payable at maturity. Any prepayments made on the Term Loan Facility will reduce the quarterly installments. As a result of the prepayments made during 2015, the annual principal amount due during 2016 was reduced from $51.4 million to $34.4 million.

We may prepay the Term Loan Facility in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by Partnership or any of its restricted subsidiaries (other than indebtedness permitted by the Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified first lien senior secured leverage ratios) of annual excess cash flow of Partnership and its subsidiaries.

2015 Senior Notes

The Borrowers are party to an indenture, dated as of May 22, 2015 (the “2015 Senior Notes Indenture”), in connection with the issuance of the 2015 Senior Notes. The 2015 Senior Notes bear interest at a rate of 4.625% per annum and are payable semi-annually on January 15 and July 15 of each year. The net proceeds from the offering of the 2015 Senior Notes, together with cash on hand, were used to repay $1,550.0 million of the outstanding borrowings under our Term Loan Facility and to pay related premiums, fees and expenses. Based on the amount outstanding at December 31, 2015, required debt service for the next twelve months on the 2015 Senior Notes is $57.8 million in interest payments. No principal payments are due until maturity.

The 2015 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of their Canadian and U.S. subsidiaries, including Tim Hortons, Burger King Worldwide and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 2015 Senior Notes are secured by a first priority lien, subject to certain exceptions and permitted liens, on all of the Borrowers’ and the Note Guarantors’ present and future property that secures the Credit Facilities and any outstanding Tim Hortons Notes (as defined below).

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

2014 Senior Notes

The Borrowers are parties to an indenture, dated as of October 8, 2014 (the “2014 Senior Notes Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”) by the Borrowers. The 2014 Senior Notes bear interest at a rate of 6.00% per annum, payable semi-annually on April 1 and October 1 of each year. Based on the amount outstanding at December 31, 2015, required debt service for the next twelve months on the 2014 Senior Notes is $135.0 million in interest payments. No principal payments are due until maturity.

The 2014 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Note Guarantors. The 2014 Senior Notes are secured by a second-priority lien, subject to certain exceptions and permitted liens, on all of the Borrowers’ and the Note Guarantors’ present and future property that secures the 2014 Credit Facilities and any outstanding Tim Hortons Notes, to the extent of the value of the collateral securing such first-priority senior secured debt.

The Borrowers may redeem some or all of the 2014 Senior Notes at any time prior to October 1, 2017 at a price equal to 100% of the principal amount of the Notes redeemed plus a “make whole” premium and, at any time on or after October 1, 2017, at the redemption prices set forth in the 2014 Senior Notes Indenture. In addition, at any time prior to October 1, 2017, up to 40% of the aggregate principal amount of the 2014 Senior Notes may be redeemed with the net proceeds of certain equity offerings, at the redemption price specified in the 2014 Senior Notes Indenture. In connection with any tender offer for the 2014 Senior Notes, including a change of control offer or an asset sale offer, the Borrowers will have the right to redeem the 2014 Senior Notes at a redemption price equal to the amount offered in that tender offer if not less than 90% in aggregate principal amount of the outstanding 2014 Senior Notes validly tender and do not withdraw such 2014 Senior Notes in such tender offer. If the Borrowers experience a change of control, the holders of the 2014 Senior Notes will have the right to require the Borrowers to repurchase the 2014 Senior Notes at a purchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and Additional Amounts (as defined in the 2014 Senior Notes Indenture), if any, to the date of such repurchase.

Tim Hortons Notes

At December 31, 2015, we had notes outstanding with the following carrying values and terms: (i) C$48.0 million of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017, (ii) C$2.6 million of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 and (iii) C$3.9 million of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (collectively, the “Tim Hortons Notes”). Based on the amounts outstanding at December 31, 2015, required debt service for the next twelve months on the Tim Hortons Notes is C$2.2 million in interest payments. No principal payments are due until maturity.

Restrictions and Covenants

The 2014 Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of the Borrowers and certain of their subsidiaries to: incur additional indebtedness; make investments; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are not permitted to exceed a specified first lien senior secured leverage ratio when the sum of the amount of letters of credit in excess of $50,000,000 (other than those that are cash collateralized), any loans under the Revolving Credit Facility and any swingline loans outstanding as of the end of any fiscal quarter exceeds 30% of the commitments under the Revolving Credit Facility.

The terms of the 2015 Senior Notes Indenture and 2014 Senior Notes Indenture, among other things, limit the ability of the Borrowers and their restricted subsidiaries to: incur additional indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Borrowers’ assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions of the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the 2015 Senior Notes Indenture and 2014 Senior Notes Indenture.

The restrictions under the 2015 Amended Credit Agreement, the 2015 Senior Notes Indenture and the 2014 Senior Notes Indenture have resulted in substantially all of our consolidated assets being restricted.

As of December 31, 2015, we were in compliance with all covenants of the 2015 Amended Credit Agreement, the 2015 Senior Notes Indenture, the 2014 Senior Notes Indenture and the indenture governing the Tim Hortons Notes, and there were no limitations on our ability to draw on our Revolving Credit Facility.

Partnership Preferred Units

In connection with the Transactions, we issued 68,530,939 preferred units (“Partnership preferred units”) to RBI, which are entitled to receive preferred distributions from Partnership that correspond to preferred dividends paid by RBI on the 68,530,939 Class A 9.0% cumulative compounding perpetual voting preferred shares of RBI (“Preferred Shares”) that were sold by RBI to a subsidiary of Berkshire Hathaway Inc. (“Berkshire”).

The distribution provisions of the partnership agreement requiring Partnership to fund the redemption of the Preferred Shares represent an in substance redemption provision of the Partnership preferred units and Partnership’s lack of control over this distribution provision results in the requirement for Partnership to classify the Partnership preferred units as temporary equity.

Distribution Entitlements

Under the terms of the partnership agreement, if a dividend has been declared and is payable in respect of the Preferred Shares, Partnership must make a distribution in respect of the Partnership preferred units in an amount equal to the aggregate amount of dividends payable in respect of the Preferred Shares. The holders of the Preferred Shares are entitled to receive, as and when declared by the board of directors of RBI, cumulative cash dividends at an annual rate of 9.0% on the amount of the purchase price per Preferred Share, payable quarterly in arrears (“regular quarterly dividends”). Such dividends accrue daily on a cumulative basis, whether or not declared by RBI’s board of directors. If any such dividend or make-whole dividend (defined below) is not paid in full on the scheduled payment date or the required payment date, as applicable (the unpaid portion, “past due dividends”), additional cash dividends (“additional dividends”) shall accrue daily on a cumulative basis on past due dividends at an annual rate of 9.0%, compounded quarterly, whether or not such additional dividends are declared by the board of directors of RBI, until the date the same are declared by the board of director of RBI and paid in cash to the holders of the Preferred Shares. While the board of directors of RBI has declared, and RBI has paid, regular quarterly dividends on the Preferred Shares every quarter since the three months ended March 31, 2015, the board of directors of RBI may elect not to declare such dividends in the future and, in such event, additional dividends will accrue on any past due dividends as set forth above.

For each fiscal year during which any Preferred Shares are outstanding, beginning with the year that includes the third anniversary of the original issue date of such shares, in addition to the regular quarterly dividends, RBI is required to pay to the holder of the Preferred Shares an additional amount (a “make-whole dividend”). The amount of the make-whole dividend is determined by a formula designed to ensure that on an after tax basis the net amount of the dividends received by the holder on the Preferred Shares from the original issue date is the same as it would have been had RBI been a U.S. corporation. The make-whole dividend can be paid, at RBI’s option, in cash, common shares or a combination of both. If, however, the common shares issued to the holder would be “restricted securities” within the meaning of Rule 144(a)(3) of the Securities Act, then the resale of such common shares must be covered by an effective registration statement. In addition, any RBI common shares so issued will be valued for purposes of the make-whole dividend at 97% of the average volume weighted average price of RBI common shares over each of the five consecutive trading days prior to the delivery of such shares. The make-whole dividends are payable not later than 75 days after the close of each fiscal year starting with the fiscal year that includes the third anniversary of the original issue date. The right to receive the make-whole dividends shall terminate if and at the time that 100% of the outstanding Preferred Shares are no longer held by Berkshire or any one of its subsidiaries; provided, however, that in the event of a redemption of Preferred Shares or a liquidation, dissolution or winding up of RBI’s affairs, a final make-whole dividend for the year of redemption or liquidation will be computed and paid with respect to all Preferred Shares subject to the redemption, and in the case of a liquidation, with respect to all Preferred Shares.

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

Redemption

If RBI redeems, repurchases or otherwise acquires any Preferred Shares for cash, the partnership agreement requires that Partnership, immediately prior to such redemption, repurchase or acquisition, make a distribution to RBI on its Partnership preferred units in an amount sufficient for RBI to fund such redemption, repurchase or acquisition, as the case may be. The Preferred Shares may be redeemed at RBI’s option, in whole or in part, at any time on and after the third anniversary of their original issuance on the closing date of the Transactions. After the tenth anniversary of the original issue date, holders of not less than a majority of the outstanding Preferred Shares may cause RBI to redeem the Preferred Shares at a 109.9% premium, or a redemption price of $48.109657 per Preferred Share (the “Call Amount”), plus accrued and unpaid dividends and unpaid make-whole dividends. Holders of Preferred Shares also hold a contingently exercisable option to cause RBI to redeem their Preferred Shares at the redemption price in the event of a triggering event (as defined below). In the event that a triggering event is announced, the holders of not less than a majority of the Preferred Shares may require RBI, to the fullest extent permitted by law, to redeem all of the outstanding Preferred Shares of such holders at a price equal to the redemption price for each redeemed share on the date of the consummation of the triggering event. For this purpose, a “triggering event” means the occurrence of one or more of the following: (i) the acquisition of RBI by another entity by any transaction or series of transactions (including, without limitation, any merger, amalgamation, arrangement, consolidation or reorganization) if RBI’s shareholders constituted immediately prior to such transaction or series of related transactions hold less than 50% of the voting power of the surviving or acquiring entity; (ii) the closing of the transfer, in one transaction or a series of related transactions, to a person or entity (or a group of persons or entities) of RBI’s securities if, after such closing, RBI’s shareholders constituted immediately prior to such transaction or series of related transactions hold less than 50% of the voting power of RBI or its successor; or (iii) a sale, license or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets of Partnership. Since the redemption features are not solely within the control of RBI, the Preferred Shares are classified as temporary equity. Once a Preferred Share has been redeemed and all payments and dividends to the holders have been made in full, it must be cancelled and may not be reissued.

Liquidation Preference

Upon any dissolution of Partnership, if there are any assets of Partnership remaining after the receiver pays the debts and liabilities of Partnership and liquidation expenses, the holder of Partnership preferred units, namely RBI, will be entitled to receive a priority distribution (before any distributions are made to the holder of Class A common units, namely RBI, or the holders of Partnership exchangeable units), in an amount sufficient to fund its payment obligations with respect to the Preferred Shares corresponding to Partnership preferred units. Holders of Preferred Shares are entitled to receive for each Preferred Share, out of the assets of RBI or proceeds thereof available for distribution to shareholders of RBI and after satisfaction of all liabilities and obligations to creditors of RBI, before any distribution of such assets or proceeds is made to or set aside for holders of RBI common shares, payment in full in cash in an amount equal to the sum of (i) for each Preferred Share that has not been redeemed the Call Amount, plus (ii) for each Preferred Share that is issued and not yet cancelled, the accrued and unpaid dividends per share, including any and all past due dividends and additional dividends on such past due dividends, in each case, whether or not declared, to each date of payment, and unpaid make-whole dividends for all prior fiscal years and a final make-whole dividend payment, as well as past due dividends in respect thereof and amounts accrued thereon, in each case, whether or not declared.

Transfer

The Preferred Shares are subject to restrictions on transfer. Berkshire has agreed in the Securities Purchase Agreement that, until the fifth anniversary of the closing of the Transactions, it may not transfer the Preferred Shares without the consent of the holders of at least 25% of RBI common shares (except to a subsidiary in which it owns at least 80% of the equity interests). On or after such fifth anniversary, Berkshire (or any such subsidiary) may transfer the Preferred Shares provided that any such transfer must be in minimum increments of at least $600,000,000 of aggregate liquidation value.

Cash Distributions

As noted above, if a dividend has been declared and is payable in respect of the Preferred Shares, we are required to make a distribution in respect of the Partnership preferred units in an amount equal to the aggregate amount of dividends or distributions payable on the Preferred Shares, including cash make-whole dividends. On February 15, 2016, the Board of Directors of RBI declared a quarterly dividend of $0.98 per Preferred Share, payable on April 1, 2016, for a total of $67.5 million for the first quarter of 2016. Accordingly, RBI, in its capacity as general partner of Partnership, will cause a corresponding distribution in respect of the Partnership preferred units. Since RBI expects to make quarterly dividend payments of $67.5 million ($270.0 million per year) on the Preferred Shares going forward, we expect to make quarterly distributions in the same amount in respect of the Partnership preferred units. The quarterly dividend on the Preferred Shares is due on April 1st, July 1st, October 1st and January 1st of each year and the payment of distributions in respect of the Partnership preferred units will correspond to those dates.

On February 16, 2016, the Board of Directors of RBI declared a dividend of $0.14 per common share, payable on April 4, 2016 to RBI shareholders of record on March 3, 2016. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of an RBI common share. The record date and payment date for these distributions on the Partnership exchangeable units are to be the same as the relevant record date and payment date for the corresponding dividends on RBI common shares. Accordingly, Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.14 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.

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

Outstanding Security Data

As of February 12, 2016, we had outstanding 202,006,067 Class A common units issued to RBI, 68,530,939 Partnership preferred units issued to RBI and 227,992,722 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the Preferred Shares and the special voting share except as otherwise provided by law. For information on our share-based compensation and RBI’s outstanding equity awards, see Note 20 to the accompanying consolidated financial statements in Part II, Item 8 of our Annual Report.

Since December 12, 2015, the holders of Partnership exchangeable units have had the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of RBI common shares.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $1,200.7 million in 2015, compared to $259.3 million in 2014. The increase in cash provided by operating activities was driven primarily by an increase in net income, excluding non-cash adjustments, as a result of the Transactions in December 2014, changes in working capital driven by increases in accounts and drafts payable and the reclassification of restricted cash to cash and cash equivalents during 2015.

Cash provided by operating activities was $259.3 million in 2014, compared to $325.2 million in 2013. The decrease in cash provided by operating activities was driven primarily by a decrease in net income, excluding non-cash adjustments, primarily driven by transaction costs and an increase in cash interest payments.

Investing Activities

Cash used in investing activities was $61.5 million in 2015, compared to cash used in investing activities of $7,790.8 million in 2014. The change in investing activities was driven primarily as a result of the acquisition of Tim Hortons in 2014, payments for the settlement/sale of derivatives in 2014, partially offset by an increase in capital expenditures in 2015.

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

	2015	2014	2013
New restaurants	$17.8	$4.5	$1.1
Existing restaurants	64.3	12.4	11.2
Other, including corporate	33.2	14.0	13.2

Total	$115.3	$30.9	$25.5

While we expect to have capital expenditures during 2016, we did not have any material capital expenditure commitments as of December 31, 2015. We do not expect capital expenditures in 2016 to be material to our financial position and plan to fund these expenditures from cash on hand and cash flow from operations.

Financing Activities

Cash used for financing activities was $2,115.2 million in 2015, compared to cash provided by financing activities of $8,565.6 million in 2014. The cash used for financing activities in 2015 was driven primarily by the $1,550.0 million repayment of the 2014 Term Loan Facility, the redemption of a portion of the Tim Hortons Notes, the repurchase of Partnership exchangeable units and dividend payments on common shares and Preferred Shares, partially offset by proceeds from the offering of the 2015 Senior Notes. Cash provided by financing activities in 2014 is described below.

Cash provided by financing activities was $8,565.6 million in 2014, compared to cash used for financing activities of $132.7 million in 2013. The increase in cash provided by financing activities was primarily a result of borrowings under the 2014 Term Loan Facility, the issuance of the Preferred Shares and the issuance of the 2014 Senior Notes to fund the Transactions. These increases in cash were partially offset by the principal repayment of the 2012 Term Loan Facility, the redemption of our 2010 Senior Notes and 2011 Discount Notes as a result of the Transactions, payments for financing costs and an increase in dividend payments.

Contractual Obligations and Commitments

Our significant contractual obligations and commitments as of December 31, 2015 are shown in the following table.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (1)	$6,241.6	$231.0	$489.5	$479.5	$5,041.6
2015 Senior Notes, including interest	1,599.2	57.8	115.6	115.6	1,310.2
2014 Senior Notes, including interest	3,127.5	135.0	270.0	270.0	2,452.5
Tim Hortons Notes, including interest	41.9	1.6	35.2	3.0	2.1
Other long-term debt	87.8	4.4	10.2	11.9	61.3
Preferred Shares dividends (2)	2,430.0	270.0	540.0	540.0	1,080.0
Operating lease obligations	1,503.4	165.6	300.0	243.0	794.8
Purchase commitments (3)	665.7	536.7	90.6	35.8	2.6
Capital lease obligations	328.2	31.0	57.4	50.0	189.8
Unrecognized tax benefits (4)	254.7	—	—	—	—

Total	$16,280.0	$1,433.1	$1,908.5	$1,748.8	$10,934.9

(1)	We have estimated our interest payments through the maturity of our Credit Facilities based on current LIBOR rates.
(2)	Represents distribution payments on our Partnership preferred units.
(3)	Includes open purchase orders, as well as commitments to purchase certain food ingredients and advertising expenditures, and obligations related to information technology and service agreements.
(4)	We have provided only a total in the table above since the timing of the unrecognized tax benefit payments is unknown.

Other Commercial Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2015, we estimate it will take approximately 15 years for these purchase commitments to be completed. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $530 million as of December 31, 2015 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs.

In 2014, Tim Hortons entered into an agreement with a supplier requiring minimum purchase obligations, within the normal course of operations. As of December 31, 2015, there is a minimum purchase obligation based on a percentage of our requirements of approximately $92 million remaining over a four year term.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2015, there were $119.1 million of loans outstanding to Burger King franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $235.5 million remaining. Our maximum guarantee liability under these six programs is limited to an aggregate of $42.5 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded and the maximum term of the guarantee is approximately ten years. As of December 31, 2015, the liability reflecting the fair value of these guarantee obligations was $4.4 million. In addition to these six programs, as of December 31, 2015, we also had a liability of $0.1 million, with a potential maximum guarantee exposure of $2.5 million, in connection with Tim Hortons franchisee loan guarantees. No significant payments have been made by us in connection with these guarantees through December 31, 2015.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Business Combinations

The acquisition of Tim Hortons was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair values of all assets acquired and liabilities assumed at the acquisition date. As of December 31, 2015, we have recorded final acquisition accounting allocations related to the acquisition of Tim Hortons.

See Note 2 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for the Transactions.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the Transactions and the 2010 acquisition of Burger King Holdings, Inc. by 3G. Our indefinite-lived intangible assets consist of the Tim Hortons brand and the Burger King brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change, which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments, as further described below. We may elect to bypass the qualitative assessment and proceed directly to a two-step quantitative impairment test, for any reporting unit or either Brand, in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.

Under a qualitative approach, our impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a two-step quantitative goodwill impairment test. The first step requires us to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying amount, the estimated fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

Under a qualitative approach, our impairment review for the Brands consists of an assessment of whether it is more-likely-than-not that a Brand’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for either Brand, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a Brand exceeds its fair value, we estimate the fair value of the Brand and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess.

We completed our impairment tests for goodwill and the Brands as of October 1, 2015, 2014 and 2013 and no impairment resulted. During 2015, we elected to perform a quantitative impairment review of goodwill for all of our reporting units. Significant changes in the estimates used in our analysis, such as system-wide sales, cash flows and discount rates, could result in an impairment charge related to goodwill and/or intangible assets not subject to amortization.

See Note 3 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about goodwill and intangible assets not subject to amortization.

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

See Note 3 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for long-lived assets.

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

We file income tax returns, including returns for our subsidiaries, with federal, provincial, state, local and foreign jurisdictions. We are subject to routine examination by taxing authorities in these jurisdictions. We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

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

See Note 14 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for income taxes.

Investments in Unconsolidated Entities

We evaluate the recoverability of the carrying amount of our equity investments accounted for using the equity method when there is an indication of potential impairment. When an indication of potential impairment is present, we record a write-down of the equity investment if and when the amount of its estimated realizable value falls below the carrying amount and we determine that this shortfall is other-than-temporary. Indications of a potential impairment that would cause us to perform this evaluation include, but are not necessarily limited to, an inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a quoted market price per share that remains significantly below our carrying amount per share for a sustained period of time. In determining whether a decline in the investment’s estimated realizable value is other-than-temporary, we consider the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and our ability and intent to retain our equity investment for a period of time sufficient to allow for any anticipated recovery in value. In the event that we determine that a decline in value is other-than-temporary, we recognize an impairment charge for the reduction in the value of the equity investment.

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

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies – New Accounting Pronouncements,” in the Notes to the accompanying consolidated financial statements for a discussion of new accounting pronouncements.

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

Currency Exchange Risk

We report our results in U.S. dollars, which is our reporting currency. The operations of each of TH and BK that are denominated in currencies other than the U.S. dollar are impacted by fluctuations in currency exchange rates and changes in currency regulations. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for financial reporting purposes. Royalty payments from BK franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. Furthermore, franchise royalties from each of TH’s and BK’s international franchisees are calculated based on local currency sales; consequently franchise revenues are still impacted by fluctuations in currency exchange rates. Each of their respective revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.

We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000.0 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $1,200.0 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in accumulated other comprehensive income (loss) to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments totaled $824.6 million as of December 31, 2015. The unrealized gains, net of tax, related to these derivative instruments included in accumulated other comprehensive income (loss) totaled $684.8 million as of December 31, 2015. Such amounts will remain in accumulated other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

We enter into forward contracts to reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets. However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results. We also use forward currency contracts to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee and certain intercompany purchases, made by our TH Canadian operations.

During 2015, income from operations would have decreased or increased approximately $93.0 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Interest Rate Risk

We are exposed to changes in interest rates related to our 2014 Term Loan Facility and 2014 Revolving Credit Facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in accumulated other comprehensive income (loss) and is reclassified to earnings during the period in which the hedge transaction affects earnings. At December 31, 2015, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $2,500.0 million of our 2014 Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021. The notional value of the swaps is $2,500.0 million. There are six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap is scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on March 31, 2021. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and LIBOR as of December 31, 2015, a hypothetical 1.00% increase in the three-month LIBOR would increase our annual interest expense by approximately $15.9 million.

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

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2015, 2014 or 2013. Several factors tend to reduce the impact of inflation for our business: inventories approximate current market prices, property holdings at fixed costs are substantial, and there is some ability to adjust prices. However, severe increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

Disclosures Regarding Partnership Pursuant to Canadian Exemptive Relief.

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

Summary of Economic and Voting Rights

The Partnership exchangeable units are intended to provide economic rights that are substantially equivalent, and voting rights with respect to RBI that are equivalent, to the corresponding rights afforded to holders of RBI common shares. Under the terms of the partnership agreement, the rights, privileges, restrictions and conditions attaching to the Partnership exchangeable units include the following:

•	The Partnership exchangeable units are exchangeable at any time, at the option of the holder (the “exchange right”), on a one-for-one basis for common shares of RBI (the “exchanged shares”), subject to RBI’s right as the general partner (subject to the approval of the conflicts committee in certain circumstances) to determine to settle any such exchange for a cash payment in lieu of RBI common shares. If RBI elects to make a cash payment in lieu of issuing common shares, the amount of the cash payment will be the weighted average trading price of the common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date (the “exchangeable units cash amount”). Written notice of the determination of the form of consideration shall be given to the holder of the Partnership exchangeable units exercising the exchange right no later than ten business days prior to the exchange date.

•	If a dividend or distribution has been declared and is payable in respect of a common share of RBI, Partnership will make a distribution in respect of each exchangeable unit in an amount equal to the dividend or distribution in respect of a common share. The record date and payment date for distributions on the Partnership exchangeable units will be the same as the relevant record date and payment date for the dividends or distributions on RBI common shares.

•	If RBI issues any common shares in the form of a dividend or distribution on the RBI common shares, Partnership will issue to each holder of Partnership exchangeable units, in respect of each exchangeable unit held by such holder, a number of Partnership exchangeable units equal to the number of common shares issued in respect of each common share.

•	If RBI issues or distributes rights, options or warrants or other securities or assets of RBI to all or substantially all of the holders of its common shares, Partnership is required to make a corresponding distribution to holders of the Partnership exchangeable units.

•	No subdivision or combination of RBI’s outstanding common shares is permitted unless a corresponding subdivision or combination of Partnership exchangeable units is made.

•	RBI and its board of directors are prohibited from proposing or recommending an offer for its common shares or for the Partnership exchangeable units unless the holders of the Partnership exchangeable units and the holders of common shares are entitled to participate to the same extent and on equitably equivalent basis.

•	Upon a dissolution and liquidation of Partnership, if Partnership exchangeable units remain outstanding and have not been exchanged for RBI common shares, then the distribution of the assets of Partnership between holders of RBI common shares and holders of Partnership exchangeable units will be made on a pro rata basis based on the numbers of common shares and Partnership exchangeable units outstanding. Assets distributable to holders of Partnership exchangeable units will be distributed directly to such holders. Assets distributable in respect of RBI common shares will be distributed to RBI. Prior to this pro rata distribution, Partnership is required to pay to RBI sufficient amounts to fund RBI’s expenses or other obligations (to the extent related to RBI’s role as the general partner or its business and affairs that are conducted through Partnership or its subsidiaries) to ensure that any property and cash distributed to RBI in respect of the common shares will be available for distribution to holders of common shares in an amount per share equal to distributions in respect of each exchangeable unit. The terms of the Partnership exchangeable units do not provide for an automatic exchange of Partnership exchangeable units into common shares upon a dissolution or liquidation of Partnership or RBI.

•	Approval of holders of the Partnership exchangeable units is required for an action (such as an amendment to the Partnership agreement) that would affect the economic rights of an exchangeable unit relative to a common share.

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

Exercise of Optional Exchange Right

In order to exercise the exchange right referred to above, a holder of Partnership exchangeable units must deliver to Partnership’s transfer agent a duly executed exchange notice together with such additional documents and instruments as the transfer agent and Partnership may reasonably require. The exchange notice must (i) specify the number of Partnership exchangeable units in respect of which the holder is exercising the exchange right and (ii) state the business day on which the holder desires to have Partnership exchange the subject units, provided that the exchange date must not be less than 15 business days nor more than 30 business days after the date on which the exchange notice is received by Partnership. If no exchange date is specified in an exchange notice, the exchange date will be deemed to be the 15th business day after the date on which the exchange notice is received by Partnership. An exercise of the exchange right may be revoked by the exercising holder by notice in writing given to Partnership before the close of business on the fifth business day immediately preceding the exchange date. On the exchange date, Partnership will deliver or cause the transfer agent to deliver to the relevant holder, as applicable (i) the applicable number of exchanged shares, or (ii) a cheque representing the applicable exchangeable units cash amount, in each case, less any amounts withheld on account of tax.

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

Mandatory Exchange

Partnership may cause a mandatory exchange of the outstanding Partnership exchangeable units into the RBI common shares in the event that (1) at any time there remain outstanding fewer than 5% of the number of Partnership exchangeable units outstanding as of the effective time of the Merger (other than Partnership exchangeable units held by RBI and its subsidiaries and as such number of Partnership exchangeable units may be adjusted in accordance with the partnership agreement); (2) any one of the following occurs: (i) any person, firm or corporation acquires directly or indirectly any voting security of RBI and immediately after such acquisition, the acquirer has voting securities representing more than 50% of the total voting power of all the then outstanding voting securities of RBI on a fully diluted basis, (ii) the shareholders of RBI shall approve a merger, consolidation, recapitalization or reorganization of RBI, other than any transaction which would result in the holders of outstanding voting securities of RBI immediately prior to such transaction having at least a majority of the total voting power represented by the voting securities of the surviving entity outstanding immediately after such transaction, with the voting power of each such continuing holder relative to other continuing holders not being altered substantially in the transaction; or (iii) the shareholders of RBI shall approve a plan of complete liquidation of RBI or an agreement for the sale or disposition of RBI of all or substantially all of RBI’s assets, provided that, in each case, RBI, in its capacity as the general partner of Partnership, determines, in good faith and in its sole discretion, that such transaction involves a bona fide third party and is not for the primary purpose of causing the exchange of the exchangeable units in connection with such transaction; or (3) a matter arises in respect of which applicable law provides holders of Partnership exchangeable units with a vote as holders of units of Partnership in order to approve or disapprove, as applicable, any change to, or in the rights of the holders of, the Partnership exchangeable units, where the approval or disapproval, as applicable, of such change would be required to maintain the economic equivalence of the Partnership exchangeable units and the RBI common shares, and the holders of the Partnership exchangeable units fail to take the necessary action at a meeting or other vote of holders of Partnership exchangeable units to approve or disapprove, as applicable, such matter in order to maintain economic equivalence of the Partnership exchangeable units and the RBI common shares.

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the benefits of our fully franchised business model; (ii) the domestic and international growth opportunities for the Tim Hortons and Burger King brands, both in existing and new markets, including through area representative and area development agreements; (iii) our ability to accelerate international development through joint venture structures and master franchise and development agreements; (iv) the impact of our four pillar strategy on same store sales, the growth of our Burger King and Tim Hortons brands and our profitability; (v) the success of our strategy for the Burger King brand of launching fewer more impactful products to simplify in-restaurant operations and reduce waste, focus the innovation pipeline and spend media dollars more wisely in a few high-impact areas and our continued focus on this strategy; (vi) our financial strength based on our combined brands and potential for future growth and operating efficiencies; (vii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (viii) the amount and timing of additional G&A expenses associated with restructuring activities following the consummation of the Transactions and the anticipated benefits that we will recognize from such restructuring; (ix) our focus with respect to our product offerings and emphasis on streamlining restaurant execution and reducing operational complexity; (x) the benefits accrued from sharing and leveraging best practices among our Burger King and Tim Hortons brands; (xi) the drivers of the long-term success for both of our brands as well as increased sales and profitability of our franchisees; (xii) the impact of our implementation of our Zero Based Budgeting (ZBB) initiative at TH; (xiii) the continued use of certain franchise incentives and their impact on our financial results; (xiv) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, and our ability to meet such obligations; (xv) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xvi) our tax positions and their compliance with applicable tax laws; (xvii) certain accounting and tax matters; (xviii) the impact of inflation on our results of operations; and (xix) our future financial and operational results.

These forward looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses made by Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix; (4) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (5) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (6) our ability to successfully implement our domestic and international growth strategy for both of our brands and risks related to our international operations; (7) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (8) the ability of our credit facilities’ and derivatives’ counterparties to fulfill their commitments and/or obligations; (9) our ability to successfully apply the ZBB model to the TH’s operations and to achieve the anticipated synergies through shared services; (10) the restructuring activities that we have and will continue to implement in connection with the Transactions; and (11) changes in applicable tax laws or interpretations thereof.

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

Management of Restaurant Brands International Inc. (“RBI”), the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”), is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management’s estimates and assumptions. Other financial information presented in the annual report is derived from the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Partnership are being made only in accordance with authorizations of management and directors of RBI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Partnership’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of Partnership’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that Partnership’s internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, Partnership’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

We have audited the accompanying consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Restaurant Brands International Limited Partnership and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Restaurant Brands International Limited Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Miami, Florida

February 26, 2016

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors

Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

We have audited Restaurant Brands International Limited Partnership and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Restaurant Brands International Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Miami, Florida

February 26, 2016

Certified Public Accountants

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions of U.S. dollars, except unit/share data)

	As of
	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$753.7	$1,803.2
Restricted cash and cash equivalents	—	84.5
Trade and notes receivable, net of allowance of $14.2 million and $20.1 million, respectively	421.7	441.2
Inventories and other current assets, net	132.2	171.2
Advertising fund restricted assets	57.5	53.0
Deferred income taxes, net	—	86.6

Total current assets	1,365.1	2,639.7

Property and equipment, net of accumulated depreciation of $339.3 million and $225.1 million, respectively	2,150.6	2,436.5
Intangible assets, net	9,147.8	10,445.1
Goodwill	4,574.4	5,235.7
Net investment in property leased to franchisees	117.2	140.5
Other assets, net	1,053.4	445.5

Total assets	$18,408.5	$21,343.0

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$361.5	$223.0
Accrued advertising	45.2	25.9
Other accrued liabilities	438.3	335.2
Gift card liability	168.5	187.0
Advertising fund liabilities	48.4	45.5
Current portion of long term debt and capital leases	56.1	1,128.8

Total current liabilities	1,118.0	1,945.4

Term debt, net of current portion	8,462.3	8,826.5
Capital leases, net of current portion	203.4	243.7
Other liabilities, net	795.9	707.8
Deferred income taxes, net	1,618.8	1,982.8

Total liabilities	12,198.4	13,706.2

Commitments and Contingencies (Note 24)
Partnership preferred units; $43.775848 par value; 68,530,939 shares authorized, issued and outstanding at December 31, 2015 and December 31, 2014	3,297.0	3,297.0

Partners’ capital:
Class A common units - 202,006,067 units issued and outstanding at December 31, 2015 and December 31, 2014	2,876.7	1,986.1
Partnership exchangeable units - 233,739,648 issued and outstanding at December 31, 2015; 265,041,783 units issued and outstanding at December 31, 2014	1,503.5	2,600.9
Accumulated other comprehensive income (loss)	(1,467.8)	(248.5)

Total Partners’ capital	2,912.4	4,338.5
Noncontrolling interests	0.7	1.3

Total equity	2,913.1	4,339.8

Total liabilities, Partnership preferred units and equity	$18,408.5	$21,343.0

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board of Directors of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership:

By:	/s/ Alexandre Behring	By:	/s/ Paul J. Fribourg
	Alexandre Behring, Executive Chairman of		Paul J. Fribourg, Director of
	Restaurant Brands International Inc.		Restaurant Brands International Inc.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions of U.S. dollars, except per unit/share data)

	2015	2014	2013
Revenues:
Sales	$2,169.0	$167.4	$222.7
Franchise and property revenues	1,883.2	1,031.4	923.6

Total revenues	4,052.2	1,198.8	1,146.3
Cost of sales	1,809.5	156.4	195.3
Franchise and property expenses	503.2	179.0	152.4
Selling, general and administrative expenses	437.7	345.4	242.4
(Income) loss from equity method investments	4.1	9.5	12.7
Other operating expenses (income), net	105.5	327.4	21.3

Total operating costs and expenses	2,860.0	1,017.7	624.1

Income from operations	1,192.2	181.1	522.2
Interest expense, net	478.3	279.7	200.0
Loss on early extinguishment of debt	40.0	155.4	—

Income (loss) before income taxes	673.9	(254.0)	322.2
Income tax expense	162.2	14.9	88.5

Net income (loss)	511.7	(268.9)	233.7

Net income (loss) attributable to noncontrolling interests (Note 19)	3.4	0.2	—
Partnership preferred unit distributions	271.2	13.8	—
Accretion of Partnership preferred units	—	546.4	—

Net income (loss) attributable to common unitholders / shareholders	$237.1	$(829.3)	$233.7

Earnings (loss) per unit / share - basic (Note 4):
Class A common units	$0.51	$(1.63)	—
Partnership exchangeable units	$0.51	$(1.63)	—
Common shares	—	$(0.20)	$0.67
Earnings (loss) per unit / share - diluted (Note 4):
Class A common units	$0.51	$(1.63)	—
Partnership exchangeable units	$0.51	$(1.63)	—
Common shares	—	$(0.20)	$0.65
Weighted average units / shares outstanding - basic (Note 4):
Class A common units	202.0	202.0	—
Partnership exchangeable units	263.5	265.0	—
Common shares	—	351.9	351.0
Weighted average units / shares outstanding - diluted (Note 4):
Class A common units	202.0	202.0	—
Partnership exchangeable units	263.5	265.0	—
Common shares	—	351.9	357.8
Dividends per common unit/share	$0.44	$0.30	$0.24

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

	2015	2014	2013
Net income (loss)	$511.7	$(268.9)	$233.7

Foreign currency translation adjustment	(1,830.8)	(219.1)	50.1
Reclassification of foreign currency translation adjustment into net income	—	—	(3.0)
Net change in fair value of net investment hedges, net of tax of $(111.7), $(20.9), and $5.7	686.8	45.4	(9.1)
Net change in fair value of cash flow hedges, net of tax of $29.0, $57.6, and $(65.8)	(81.0)	(98.7)	103.3
Amounts reclassified to earnings of cash flow hedges, net of tax of $(7.5), $2.7, and $(2.3)	19.8	(4.1)	3.8
Pension and post-retirement benefit plans, net of tax of $7.0, $12.3, and $(10.7)	(13.8)	(23.8)	20.8
Amortization of prior service (credits) costs, net of tax of $1.1, $1.1, $1.2	(1.8)	(1.8)	(1.8)
Amortization of actuarial (gains) losses, net of tax of $(1.1), $0.0, $(0.4)	1.5	(1.0)	0.8

Other comprehensive income (loss)	(1,219.3)	(303.1)	164.9

Comprehensive income (loss)	$(707.6)	$(572.0)	$398.6

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Equity

(In millions of U.S. dollars, except per unit/share data)

	Class A Common Units		Partnership Exchangeable units		Issued Common Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount
Balances at December 31, 2012	—	$—	—	$—	350.2	$3.5	$1,205.7	$76.1	$(110.3)	$—	$—	$1,175.0
Stock option exercises	—	—	—	—	1.7	—	6.0	—	—	—	—	6.0
Stock option tax benefits	—	—	—	—	—	—	10.1	—	—	—	—	10.1
Share-based compensation	—	—	—	—	—	—	14.6	—	—	—	—	14.6
Issuance of shares	—	—	—	—	0.3	—	3.5	—	—	—	—	3.5
Treasury stock purchases	—	—	—	—	—	—	—	—	—	(7.3)	—	(7.3)
Dividends paid on common shares ($0.24 per share)	—	—	—	—	—	—	—	(84.3)	—	—	—	(84.3)
Net income	—	—	—	—	—	—	—	233.7	—	—	—	233.7
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	164.9	—	—	164.9

Balances at December 31, 2013	—	$—	—	$—	352.2	$3.5	$1,239.9	$225.5	$54.6	$(7.3)	$—	$1,516.2
Stock option exercises	—	—	—	—	0.1	—	0.4	—	—	—	—	0.4
Share-based compensation	—	—	—	—	—	—	25.8	—	—	—	—	25.8
Issuance of shares	—	—	—	—	0.1	—	3.3	—	—	—	—	3.3
Dividends paid on common shares ($0.30 per share)	—	—	—	—	—	—	—	(105.6)	—	—	—	(105.6)
Retirement of treasury stock	—	—	—	—	(0.3)	—	(7.3)	—	—	7.3	—	—
Transfer of additional paid-in capital balance to common shares	—	—	—	—	—	1,262.1	(1,262.1)	—	—	—	—	—
BKW reorganization into Partnership	87.0	569.8	265.0	746.1	(352.1)	(1,265.6)	—	(50.3)	—	—	—	—
Issuance of Class A Common units to RBI for acquisition of Tim Hortons	106.6	3,783.1	—	—	—	—	—	—	—	—	—	3,783.1
Issuance of Class A Common units to RBI for issuance and exercise of Warrant	8.4	247.6	—	—	—	—	—	—	—	—	—	247.6
Allocation of Partnership equity interests	—	(2,285.5)	—	2,285.5	—	—	—	—	—	—	—	—
Accretion of Partnership preferred units	—	(236.6)	—	(309.8)	—	—	—	—	—	—	—	(546.4)
Preferred unit distributions	—	(6.0)	—	(7.8)	—	—	—	—	—	—	—	(13.8)
Capital contribution from RBI Inc.	—	0.1	—	—	—	—	—	—	—	—	—	0.1
Noncontrolling interest from acquisition of Tim Hortons	—	—	—	—	—	—	—	—	—	—	1.1	1.1
Net income (loss)	—	(86.4)	—	(113.1)	—	—	—	(69.6)	—	—	0.2	(268.9)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(303.1)	—	—	(303.1)

Balances at December 31, 2014	202.0	$1,986.1	265.0	$2,600.9	—	$—	$—	$—	$(248.5)	$—	$1.3	$4,339.8
Distributions declared on Class A common units ($0.44 per unit)	—	(89.1)	—	—	—	—	—	—	—	—	—	(89.1)
Distributions declared on partnership exchangeable units ($0.44 per unit)	—	—	—	(116.6)	—	—	—	—	—	—	—	(116.6)
Preferred unit distributions	—	(118.2)	—	(153.0)	—	—	—	—	—	—	—	(271.2)
Repurchase of Partnership exchangeable units	—	—	(8.1)	(293.7)	—	—	—	—	—	—	—	(293.7)

Exchange of Partnership exchangeable units for RBI common shares	—	820.3	(23.2)	(820.3)	—	—	—	—	—	—	—	—
Capital contribution from RBI Inc.	—	55.5	—	—	—	—	—	—	—	—	—	55.5
Restaurant VIE distributions	—	—	—	—	—	—	—	—	—	—	(4.0)	(4.0)
Net income (loss)	—	222.1	—	286.2	—	—	—	—	—	—	3.4	511.7
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,219.3)	—	—	(1,219.3)

Balances at December 31, 2015	202.0	$2,876.7	233.7	$1,503.5	—	$—	$—	$—	$(1,467.8)	$—	$0.7	$2,913.1

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$511.7	$(268.9)	$233.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182.0	68.8	65.8
Loss on early extinguishment of debt	40.0	127.3	—
Amortization of deferred financing costs and debt issuance discount	34.9	60.2	56.3
(Income) loss from equity method investments	4.1	9.5	12.7
Loss (gain) on remeasurement of foreign denominated transactions	37.0	(6.2)	0.3
Amortization of defined benefit pension and postretirement items	(0.4)	(3.9)	(2.1)
Net losses (gains) on derivatives	53.6	297.5	6.1
Net losses (gains) on refranchisings and dispositions of assets	5.4	17.6	(3.9)
Bad debt expense (recoveries), net	4.1	1.9	2.0
Share-based compensation expense	50.8	43.1	14.8
Acquisition accounting impact on cost of sales	0.5	11.8	—
Deferred income taxes	(32.3)	(61.9)	32.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Restricted cash and cash equivalents	79.2	(36.4)	—
Trade and notes receivable	(26.2)	(24.5)	(7.6)
Inventories and other current assets	9.2	(23.0)	(7.8)
Accounts and drafts payable	191.2	(17.9)	(30.6)
Accrued advertising	32.9	(35.9)	(10.6)
Other accrued liabilities	53.2	122.7	(5.4)
Other long-term assets and liabilities	(30.2)	(22.5)	(30.6)

Net cash provided by operating activities	1,200.7	259.3	325.2

Cash flows from investing activities:
Payments for property and equipment	(115.3)	(30.9)	(25.5)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	19.6	(7.8)	64.8
Net payments for acquired and disposed franchisee operations, net of cash acquired	—	(3.9)	(11.9)
Net payment for purchase of Tim Hortons, net of cash acquired	—	(7,374.7)	—
Return of investment on direct financing leases	16.3	15.5	15.4
Settlement/sale of derivatives, net	14.2	(388.9)	—
Other investing activities, net	3.7	(0.1)	0.2

Net cash provided by (used for) investing activities	(61.5)	(7,790.8)	43.0

Cash flows from financing activities:
Proceeds from term debt	—	6,682.5	—
Proceeds from Senior Notes	1,250.0	2,250.0	—
Proceeds from issuance of preferred units, net	—	2,998.2	—
Repayments of term debt, Senior Notes, Discount Notes and capital leases	(2,627.8)	(3,102.0)	(57.2)
Payment of financing costs	(81.3)	(158.0)	—
Dividends paid on common units/shares	(362.4)	(105.6)	(84.3)
Repurchase of Partnership exchangeable units	(293.7)	—	—
Proceeds from stock option/warrant exercises	3.0	0.5	6.0
Proceeds from issuance of shares	2.1	—	—
Excess tax benefits from equity-based compensation	0.5	—	10.1
Repurchases of common stock	—	—	(7.3)
Other financing activities, net	(5.6)	—	—

Net cash provided by (used for) financing activities	(2,115.2)	8,565.6	(132.7)

Effect of exchange rates on cash and cash equivalents	(73.5)	(17.8)	4.7
Increase (decrease) in cash and cash equivalents	(1,049.5)	1,016.3	240.2
Cash and cash equivalents at beginning of period	1,803.2	786.9	546.7

Cash and cash equivalents at end of period	$753.7	$1,803.2	$786.9

Supplemental cashflow disclosures:
Interest paid	$408.3	$199.9	$139.1
Income taxes paid	$208.3	$35.2	$35.6
Non-cash investing and financing activities:
Investments in unconsolidated affiliates	$—	$—	$17.8
Acquisition of property with capital lease obligations	$16.7	$—	$1.0

See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Organization

Description of Business

Restaurant Brands International Limited Partnership (“Partnership,” “we,” “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, Partnership is a successor issuer to Burger King Worldwide, Inc. Partnership is the indirect parent of The TDL Group Corp. (f/k/a Tim Hortons ULC and Tim Hortons Inc.), a limited company existing under the laws of British Columbia that franchises and operates quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), and Burger King Worldwide, Inc., a Delaware corporation that franchises and operates fast food hamburger restaurants principally under the Burger King® brand (“Burger King Worldwide”, “Burger King” or “BK”). We are one of the world’s largest quick service restaurant, or QSR, chains as measured by total number of restaurants. As of December 31, 2015, we franchised or owned a total of 19,416 restaurants in approximately 100 countries and U.S. territories worldwide. Approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

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

The following table outlines our restaurant count, by brand and consolidated, and restaurant activity for the periods indicated.

	2015	2014
Tim Hortons Restaurants
Total restaurants – beginning of period	4,258
Openings	227
Closures	(72)

Total systemwide restaurants – end of period	4,413	4,258

	2015	2014	2013
Burger King Restaurants
Total restaurants – beginning of period	14,372	13,667	12,991
Openings	999	999	882
Closures	(368)	(294)	(206)

Total restaurants – end of period	15,003	14,372	13,667

	2015	2014
System Wide Restaurants
Total restaurants – beginning of period	18,630
Openings	1,226
Closures	(440)

Total systemwide restaurants – end of period	19,416	18,630

Excluded from the table above are 398 and 413 of Tim Hortons limited service kiosks in Canada and the U.S. as of December 31, 2015 and 2014, respectively, and licensed Tim Hortons locations in the Republic of Ireland and the United Kingdom. Commencing in the fourth quarter of 2015, we revised our presentation of restaurant counts to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to Canadian dollars or C$ are to the currency of Canada unless otherwise indicated.

Note 2. The Transactions

On December 12, 2014 (the “Closing Date”), pursuant to the Arrangement Agreement and Plan of Merger (the “Arrangement Agreement”), dated as of August 26, 2014, by and among Tim Hortons, Burger King Worldwide, RBI, Partnership, Blue Merger Sub, Inc., a wholly owned subsidiary of Partnership (“Merger Sub”), and 8997900 Canada Inc., a wholly owned subsidiary of Partnership (“Amalgamation Sub”), Amalgamation Sub acquired all of the outstanding shares of Tim Hortons pursuant to a plan of arrangement under Canadian law, which resulted in Tim Hortons becoming an indirect subsidiary of both RBI and Partnership (the “Arrangement”) and Merger Sub merged with and into Burger King Worldwide, with Burger King Worldwide surviving the merger as an indirect subsidiary of both RBI and Partnership (the “Merger” and, together with the Arrangement, the “Transactions”). The Arrangement was accounted for as a business combination using the acquisition method of accounting and Burger King Worldwide was determined to be the accounting acquirer. The primary reason for the acquisition was to create one of the world’s largest quick service restaurant companies.

Upon completion of the Transactions, we issued to RBI 202.0 million Class A common units, which are entitled to receive common distributions from Partnership that correspond to the aggregate common dividends payable by RBI on its common shares, and 68,530,939 Partnership preferred units, which are entitled to preferred distributions from Partnership that correspond to RBI’s distributions and redemption requirements with respect to its preferred shares (see Notes 18 and 19). In connection with the Transactions, Partnership also issued 265.0 million Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”) to the former holders of Burger King Worldwide common stock. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that RBI declares and pays with respect to an RBI common share. Additionally, each holder of a Partnership exchangeable unit has voting rights with respect to RBI that are equivalent to the corresponding rights afforded to a holder of an RBI common share. Since December 12, 2015, the holder of Partnership exchangeable units has the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one RBI common share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership, in RBI’s sole discretion, to deliver a cash payment in lieu of RBI common shares. The Partnership exchangeable units trade on the Toronto Stock Exchange under the ticker symbol “QSP”.

In 2014, fees and expenses related to the Transactions and related financings totaled $238.4 million, including (1) $70.0 million consisting principally of investment banking fees and legal fees (which are classified as selling, general and administrative expenses), (2) compensation related expenses of $55.0 million (which are classified as selling, general and administrative expenses) (3) commitment fees of $28.1 million associated with the bridge loan available at the closing of the Transactions (which are classified as loss on early extinguishment of debt) and (4) the payment of premiums of $85.3 million to redeem the Burger King Worldwide notes (which are classified as loss on early extinguishment of debt). Debt issuance costs capitalized in connection with the issuance of debt to fund the Transactions and refinancing of Burger King Worldwide indebtedness (see Note 12, Long-term debt) totaled $160.2 million and are classified as a reduction to term debt, net of current portion.

The total consideration paid in connection with the acquisition of Tim Hortons was approximately $11.3 billion. This consideration paid, along with repayment of Burger King Worldwide indebtedness (see Note 12, Long-term debt) and the payment of transaction expenses was funded through (i) RBI’s issuance of 106.6 million of RBI common shares to Tim Hortons shareholders, (ii) $6,750.0 million of proceeds from borrowings by subsidiaries of Partnership under a new term loan credit facility (the “Term Loan Facility”), (iii) $2,250.0 million of proceeds from the issuance of second lien secured senior notes by subsidiaries of Partnership, and (iv) $3,000.0 million of proceeds from RBI’s issuance of the Preferred Shares and the Warrant.

As discussed in Note 20, Equity-based Compensation, at the time of the Transactions, we assumed the obligation for all outstanding Burger King Worldwide stock options and RSUs. Additionally, pursuant to the Arrangement Agreement, we assumed the obligation for each vested and unvested Tim Hortons stock option with tandem SARs that was not surrendered in connection with the Arrangement on the same terms and conditions of the original awards, adjusted by an exchange ratio of 2.41.

The computation of consideration paid and the final allocation of consideration to the net tangible and intangible assets acquired are presented in the tables that follow (in millions).

Cash consideration (a)	$7,516.7
Share consideration (b)	3,778.2

Total consideration paid	$11,294.9

(a)	Includes $13.9 million for the settlement of share-based compensation.
(b)	Calculated as 106,565,335 shares issued to former holders of Tim Hortons common shares, multiplied by $35.50, which was the closing price of a share of Burger King Worldwide common stock on the Closing Date, reduced by post-combination expense of approximately $4.9 million associated with accelerated vesting and recognition of certain Tim Hortons share-based compensation.

December 12, 2014
Total current assets	$654.7
Property and equipment	1,672.3
Tim Hortons Brand	7,255.0
Other intangible assets	564.3
Other assets, net	146.2
Accounts payable	(228.2)
Advertising fund liabilities	(49.7)
Other accrued liabilities	(223.0)
Total debt and capital lease obligations	(1,346.0)
Other liabilities, net	(375.3)
Deferred income taxes, net	(1,415.2)

Total identifiable net assets	6,655.1
Noncontrolling interest	(1.1)
Goodwill	4,640.9

Total	$11,294.9

All final purchase price allocation adjustments have been reflected on a retrospective basis as of the Closing Date. Additionally, our statements of operations, comprehensive income (loss), equity and cash flows were retrospectively adjusted to reflect the effects of the measurement period adjustments.

The Tim Hortons brand has been assigned an indefinite life and, therefore, will not be amortized, but tested annually for impairment. Other intangible assets include $228.0 million related to franchise agreements and $336.3 million related to favorable leases. Franchise agreements have a weighted average amortization period of 28 years. Favorable leases have a weighted average amortization period of 11 years.

All of the goodwill from the Transactions was assigned to our TH operating segment. The goodwill attributable to the Transactions will not be amortizable or deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies the two companies anticipate realizing as a combined company.

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Transactions as if they had occurred on January 1, 2013 (in millions, except per share amounts):

	Pro Forma - Unaudited
	2014	2013
Total Revenues	$4,221.6	$4,316.2
Net income	301.7	32.4
Net income (loss) attributable to non-controlling interests	20.7	(451.6)

Net income attributable to Restaurant Brands International Inc.	281.0	484.0

Preferred shares dividends	270.0	270.0
Accretion of preferred shares to redemption value	—	546.4

Net income (loss) attributable to common shareholders	$11.0	$(332.4)

Earnings (loss) per common share:
Basic	$0.06	$(1.72)
Diluted	$0.06	$(1.72)

The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Transactions had been completed on the date indicated, nor is it indicative of our future operating results. The unaudited consolidated pro forma information for 2013 includes certain non-recurring costs as a result of the Transactions, consisting primarily of transaction costs of approximately $223.0 million, loss on early extinguishment of debt of approximately $155.0 million and transaction related derivative losses of approximately $148.0 million. These costs were recorded net of tax, utilizing a tax rate of 26.5%.

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the Transactions, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that we incurred in 2015 related to a strategic realignment of our global structure to better accommodate the needs of the combined business and support successful global growth.

Note 3. Summary of Significant Accounting Policies

Fiscal Year

We operate on a monthly calendar, with a fiscal year that ends on December 31. Prior to December 31, 2015, the fiscal year of our Tim Hortons subsidiaries ended on the Sunday nearest to December 31 which was December 28 in 2014. The effect of changing the fiscal year of our Tim Hortons subsidiaries during 2015 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Basis of Presentation and Consolidation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All material intercompany balances and transactions have been eliminated in consolidation. Investments in other affiliates that are owned 50% or less where we have significant influence are accounted for by the equity method.

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

We do not have any ownership interests in our franchisees’ businesses, except for investments in various entities that are accounted for under the equity method. Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. Tim Hortons previously also entered into interest-free financing in connection with a Franchise Incentive Program (“FIP”) with certain U.S. restaurant owners whereby restaurant owners finance the initial franchise fee and purchase of restaurant assets. In both operator and FIP arrangements (“FIP Notes”), we perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). Additionally, Tim Hortons participates in advertising funds which, on behalf of Tim Hortons Company and franchise restaurants, collect contributions and administer funds for advertising and promotional programs. Tim Hortons is the sole shareholder (Canada) and sole member (U.S.) in these funds, and is the primary beneficiary of these funds (the “Advertising VIEs”). As Burger King franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.

Certain prior year amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements (the “Notes”) have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income.

Concentrations of Risk

As of December 31, 2015, we franchised or owned a total of 19,416 restaurants in approximately 100 countries and U.S. territories worldwide. Approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

Four distributors currently service approximately 88.7% of our U.S. Burger King system restaurants and the loss of any one of these distributors would likely adversely affect our business. In many of our international markets, a single distributor services all the Burger King restaurants in the market. The loss of any of one of these distributors would likely have an adverse effect on the market impacted, and depending on the market, could have an adverse impact on our financial results. In addition, we have moved to a business model in our international markets (for both TH and BK) and our U.S. market (for TH) in which we enter into exclusive agreements with master franchisees and area developers to develop and operate restaurants, and, in the case of our international markets, subfranchise to third parties the right to develop and operate restaurants in defined geographic areas. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and notes to the financial statements. Management adjusts such estimates and assumptions when facts and circumstances dictate. Such estimates and assumptions may be affected by volatile credit, equity, foreign currency, energy markets and declines in consumer spending. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Foreign Currency Translation

Our functional currency is the U.S. dollar, as our Partnership preferred units and related preferred distributions, our term loan, first lien senior secured notes, and second lien senior secured notes are denominated in U.S. dollars. The functional currency of each of our operating subsidiaries is generally the local currency. Foreign currency balance sheets are translated using the end-of-period exchange rates, and statements of operations and statements of cash flows are translated at the average exchange rates for each period. The translation adjustments resulting from the translation of foreign currency financial statements are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

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

Restricted Cash and Cash Equivalents

During the year ended December 31, 2015, amounts classified as restricted cash as of December 31, 2014 were reclassified to cash and cash equivalents as a result of the restructuring of banking arrangements and our intent to no longer classify this cash as restricted. This reclassification is reflected as a source of cash provided by operating activities in the consolidated statement of cash flows for the year ended December 31, 2015.

As of December 31, 2014, proceeds from the initial sale or reloading of the Tim Hortons Tim Card® quick-pay cash card program (“Tim Card”) were classified as restricted cash and cash equivalents in the consolidated balance sheets along with a corresponding obligation.

Notes Receivable

Notes receivable represent loans made to franchisees arising from refranchisings of Company restaurants, sales of property and FIP Notes. In certain cases, past due trade receivables from franchisees are restructured into an interest-bearing note, which are generally already fully reserved, and as a result, are transferred to notes receivable at a net carrying value of zero. Notes receivable with a carrying value greater than zero are written down to net realizable value when it is likely that we are unable to collect all amounts due under the contractual terms of the loan agreement.

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

Depreciation Periods
Land
Buildings and improvements	(up to 40 years)
Restaurant equipment	(up to 18 years)
Furniture, fixtures, and other	(up to 10 years)
Manufacturing equipment	(up to 30 years)
Capital leases	(up to 40 years or lease term)

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

Favorable and unfavorable operating leases are recorded in connection with the acquisition method of accounting. We amortize favorable and unfavorable leases on a straight-line basis over the remaining term of the leases, as determined at the acquisition date. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain within other operating (income) expense, net in the consolidated statements of operations. Amortization of favorable and unfavorable leases on Company restaurants is included in costs of sales in the consolidated statements of operations. Amortization of favorable and unfavorable income leases is included in franchise and property revenues in the consolidated statements of operations. Amortization of favorable and unfavorable commitment leases for franchise restaurants is included in franchise and property expenses in the consolidated statements of operations.

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

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the Transactions and the 2010 acquisition of Burger King Holdings, Inc. by 3G. Our indefinite-lived intangible assets consist of the Tim Hortons brand and the Burger King brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change, which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments, as further described below. We may elect to bypass the qualitative assessment and proceed directly to a two-step quantitative impairment test, for any reporting unit or either Brand, in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.

Under a qualitative approach, our impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a two-step quantitative goodwill impairment test. The first step requires us to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying amount, the estimated fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

Under a qualitative approach, our impairment review for the Brands consists of an assessment of whether it is more-likely-than-not that a Brand’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for either Brand, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a Brand exceeds its fair value, we estimate the fair value of the Brand and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess.

We completed our impairment tests for goodwill and the Brands as of October 1, 2015, 2014 and 2013 and no impairment resulted. During 2015, we elected to perform a quantitative impairment review of goodwill for all of our reporting units and the Brands.

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

Equity Method Investments

Equity investments in which we have significant influence but not control are accounted for using the equity method and are included in other assets, net in our consolidated balance sheets. Our share of investee net income or loss is classified as (income) loss from equity method investments in our consolidated statements of operations. The difference between the carrying value of our equity investment and the underlying equity in the historical net assets of the investee is accounted for as if the investee were a consolidated subsidiary. Accordingly, the carrying value difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the equity investment were a consolidated subsidiary. To the extent the carrying value difference represents goodwill or indefinite lived assets, it is not amortized. During 2015, we recorded $3.6 million of basis difference amortization related to equity method investments. We did not record basis difference amortization related to equity method investments for 2014 and 2013. We evaluate our investments in equity method investments for impairment whenever events occur or circumstances change in a manner that indicates our investment may not be recoverable. We did not record impairment charges related to equity method investments for 2015, 2014 and 2013.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to equity, net of tax. Our other comprehensive income (loss) is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on hedging activity, net of tax, and minimum pension liability adjustments, net of tax.

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

Disclosures About Fair Value

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. These items primarily include: (i) assets acquired and liabilities assumed initially measured at fair value in connection with the application of acquisition accounting; (ii) long-lived assets, reporting units with goodwill and intangible assets for which fair value is determined as part of the related impairment tests; and (iii) asset retirement obligations initially measured at fair value. At December 31, 2015 and December 31, 2014, there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value is based on assumptions that market participants would use when pricing the asset or liability. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation, as follows:

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

The carrying amounts for cash and equivalents, trade accounts and notes receivable and accounts and drafts payable approximate fair value based on the short-term nature of these amounts.

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

The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Tim Hortons were based upon Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for our 2015 and 2014 annual impairment evaluations of goodwill and brand intangible assets, respectively, were based upon Level 3 inputs.

Revenue Recognition

Sales include supply chain sales and sales from Company restaurants. Supply chain sales represent sales of products, supplies and restaurant equipment as well as sales to retailers, other than equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers. Revenues from supply chain sales are recognized upon delivery. Sales at Company restaurants (including Restaurant VIEs) represent restaurant-level sales to our guests and are recognized at the point of sale.

Franchise and property revenues include franchise revenues, consisting primarily of royalties, initial and renewal franchise fees paid by franchisees, revenues derived from equipment sales at establishment of a restaurant and in connection with a restaurant renewal or renovation and property revenues from properties we lease or sublease to franchisees.

Royalties are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. Initial franchise fees and equipment sales are recognized as revenue when the related restaurant begins operations and our completion of all material services and conditions. Fees collected in advance are deferred until earned. Renewal franchise fees are recognized as revenue upon receipt of the non-refundable fee and execution of a new franchise agreement. Upfront fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized as franchise fee revenue on a pro rata basis as the franchisee opens each respective restaurant. The cost recovery accounting method is used to recognize revenues for franchisees for which collectability is not reasonably assured.

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

Advertising and Promotional Costs

Company restaurants and franchise restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. Since we act as an agent for these specifically designated contributions, the revenues and expenses of the advertising funds are generally netted in our consolidated statements of operations and cash flows.

The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred.

Advertising expense, which primarily consists of advertising contributions by Company restaurants (including Restaurant VIEs) based on a percentage of gross sales, totaled $13.7 million for 2015, $2.4 million for 2014 and $6.2 million for 2013 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

For our Burger King business, in Canada and most of our international markets, franchisees contribute to advertising funds that are not managed by us. Such contributions and related fund expenditures are not reflected in our results of operations or financial position.

Insurance Reserves

We carry insurance to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and we are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (up to $5.0 million) and self-insurance, we retain a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, on an undiscounted basis, both reported and incurred-but-not-reported (“IBNR”).

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

Guarantees

We record a liability to reflect the estimated fair value of guarantee obligations at the inception of the guarantee. Expenses associated with the guarantee liability, including the effects of any subsequent changes in the estimated fair value of the liability, are classified as other operating expenses (income), net in our consolidated statements of operations.

Income Taxes

Amounts in the financial statements related to income taxes are calculated using the principles of Accounting Standards Codification (“ASC”) 740, Income Taxes. Under these principles, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more-likely-than-not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be recognized.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of nonqualified stock options and settlement of restricted stock awards.

We recognize positions taken or expected to be taken in a tax return in the financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement.

Transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities denominated in a currency other than the functional currency are classified as other operating expenses (income), net in the consolidated statements of operations.

Equity-based Compensation

Subsequent to the Transactions, equity-based compensation expense associated with the participation of Partnership and its subsidiaries in RBI’s share-based compensation plan is recognized in Partnership’s financial statements.

We use the Black-Scholes option pricing model to value RBI stock options, which requires the use of observable and unobservable assumptions. These assumptions include the estimated length of time employees will retain their stock options before exercising them (the “expected term”), the expected volatility of RBI common share price over the expected term, the risk-free interest rate, the dividend yield and the forfeiture rate. With the exception of stock options issued with tandem stock appreciation rights (“SARs”) (see below), we recognize equity-based compensation cost based on the grant date estimated fair value of each award, net of estimated forfeitures.

In connection with the Transactions, RBI issued stock options with tandem SARs in exchange for historical vested and unvested Tim Hortons stock options issued with SARs not surrendered as part of the Transactions. These stock options with tandem SARs are accounted for as cash settled awards, as these tandem awards allow the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment in an amount equal to the difference between the market price of the common share on the exercise date and the exercise price of the stock option. The accounting for stock options with tandem SARs results in a revaluation of the liability to fair value at the end of each reporting period, which is generally classified as selling, general and administrative expenses in the consolidated statements of operations.

Equity-based compensation cost is recognized over the employee’s requisite service period, which is generally the vesting period of the equity grant. For awards that have a cliff-vesting schedule, equity-based compensation cost is recognized ratably over the requisite service period.

Restructuring

The determination of when we accrue for employee involuntary termination benefits depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. We record charges for ongoing benefit arrangements in accordance with ASC 712, Nonretirement Postemployment Benefits. We record charges for one-time benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations.

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

Aggregate amounts recorded in the consolidated statements of operations representing our contributions to the Canadian Plan, U.S. Plans and Savings Plan on behalf of restaurant and corporate employees was $6.9 million for 2015, $1.3 million for 2014 and $1.0 million for 2013. Our contributions made on behalf of restaurant employees are classified as cost of sales in our consolidated statements of operations, while our contributions made on behalf of corporate employees are classified as selling, general and administrative expenses in our consolidated statements of operations.

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

In April 2015, the FASB issued an accounting standards update that changed the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. During 2015 we adopted this updated standard, which required retrospective application and resulted in the reclassification of debt issuance costs of $20.5 million from Inventories and other current assets, net and $129.6 million from Other assets, net to a reduction of $150.1 million in Term debt, net of current portion in our consolidated balance sheet as of December 31, 2014. Other than this change in presentation, this accounting standards update did not have an impact on our consolidated financial position, results of operations or cash flows. See Note 12, Long-term debt for more information.

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

In November 2015, the FASB issued an accounting standards update to simplify the presentation of deferred income taxes. Under the new guidance, an entity presents all deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the update. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We adopted this updated standard during the three months ended December 31, 2015. The guidance allows for prospective application of this change in accounting principle. As such, prior periods’ balances have not been adjusted.

Note 4. Earnings Per Unit/Share

As a result of the reorganization of Burger King Worldwide into Partnership described in Note 19, Equity, following the Transactions, Partnership uses the two-class method in the computation of earnings per unit. Pursuant to the terms of the partnership agreement, RBI, as the holder of the Class A common units, is entitled to receive distributions from Partnership in an amount equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Partnership exchangeable units are entitled to receive distributions from Partnership in an amount per unit equal to the dividends payable by RBI on each RBI common share. Partnership’s net income available to common unitholders / shareholders is allocated between RBI common shares, the Class A common units and Partnership exchangeable units on a fully-distributed basis and reflects residual net income after noncontrolling interests, Partnership preferred unit distributions and accretion of Partnership preferred units. Basic and diluted earnings per Class A common unit is determined by dividing net income allocated to Class A common unit holders by the weighted average number of Class A common units outstanding for the period. Basic and diluted earnings per Partnership exchangeable unit is determined by dividing net income allocated to the Partnership exchangeable units by the weighted average number of Partnership exchangeable units outstanding during the period.

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

Prior to the Transactions, our equity reflected 100% ownership by Burger King Worldwide shareholders. Basic and diluted earnings (loss) per common share for the period January 1, 2014 through December 11, 2014, and the calendar year 2013 is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of shares outstanding for Burger King Worldwide shareholders during this period.

Since December 12, 2015, the one year anniversary of the effective date of the Transactions, the holders of Partnership exchangeable units each have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units on a one-for-one basis for RBI common shares, subject to RBI’s right as the general partner of Partnership, in RBI’s sole discretion, to deliver a cash payment in lieu of RBI common shares. The allocation of net income attributable to common unitholders between Partnership’s Class A common units and Partnership exchangeable units is affected by the exchange of Partnership exchangeable units.

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

The following table summarizes the basic and diluted earnings per unit/share calculations for the periods indicated (in millions, except per unit/share amounts):

	2015	2014	2013
Numerator - Basic and Diluted:
Net income (loss) attributable to common unitholders/shareholders	$237.1	$(829.3)	$233.7

Allocation of net income (loss) among partner interests and common shareholders:
Net income (loss) allocated to Class A common unitholders	$103.9	$(329.0)	$—
Net income (loss) allocated to Partnership exchangeable unitholders	133.2	(430.7)	—
Net income (loss) allocated to common shareholders	—	(69.6)	233.7

Net income (loss) attributable to common unitholders / shareholders	$237.1	$(829.3)	$233.7

Denominator - Basic and Diluted partnership units:
Weighted average Class A common units	202.0	202.0	—
Weighted average Partnership exchangeable units	263.5	265.0	—

Total weighted average basic and diluted units outstanding	465.5	467.0	—

Denominator - common shares:
Weighted average common shares - basic	—	351.9	351.0
Effect of other dilutive securities (a)	—	—	6.8

Weighted average common shares - diluted	—	351.9	357.8

Earnings (loss) per unit / share - basic:
Class A common units	$0.51	$(1.63)	—
Partnership exchangeable units	$0.51	$(1.63)	—
Common shares	$—	$(0.20)	$0.67
Earnings (loss) per unit / share - diluted:
Class A common units	$0.51	$(1.63)	—
Partnership exchangeable units	$0.51	$(1.63)	—
Common shares	$—	$(0.20)	$0.65

Anti-dilutive stock options outstanding	—	—	2.9

(a)	There is no effect of other dilutive securities for the period January 1, 2014 through December 11, 2014 because a net loss was reported during this period causing any potentially dilutive securities to be anti-dilutive. Therefore, 21.3 million shares of potentially dilutive securities were excluded in the calculation of diluted earnings (loss) per share since their impact would have been anti-dilutive.

Note 5. Trade and Notes Receivable, net

Trade and notes receivable, net, consists of the following (in millions):

	As of December 31,
	2015	2014
Trade accounts receivable	$434.2	$448.1
Notes receivable, current portion	1.7	13.2

	435.9	461.3
Allowance for doubtful accounts	(14.2)	(20.1)

Total, net	$421.7	$441.2

The change in allowances for doubtful accounts is as follows (in millions):

	As of December 31,
	2015	2014
Beginning balance	$20.1	$15.8
Bad debt expense, net	4.1	1.9
Write-offs and other, net	(10.0)	2.4

Ending balance	$14.2	$20.1

Note 6. Inventories and Other Current Assets, net

Inventories and other current assets, net consist of the following (in millions):

	As of
	December 30,	December 31,
	2015	2014
Raw materials	$22.7	$26.3
Finished goods	58.6	71.5

Total Inventory	81.3	97.8
Refundable and prepaid income taxes	21.5	18.3
Prepaid rent	10.6	13.4
Prepaids and other current assets	18.8	41.7

Inventories and other current assets, net	$132.2	$171.2

Note 7. Property and Equipment, net

Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2015	2014
Land	$969.6	$1,040.0
Buildings and improvements	1,055.6	1,115.5
Restaurant equipment	118.8	156.1
Furniture, fixtures, and other	91.4	81.2
Manufacturing equipment	28.9	32.8
Capital leases	180.3	199.2
Construction in progress	45.3	36.8

	2,489.9	2,661.6
Accumulated depreciation and amortization	(339.3)	(225.1)

Property and equipment, net	$2,150.6	$2,436.5

Construction in progress represents new restaurant and equipment construction, reimaging of restaurants and software.

Depreciation and amortization expense on property and equipment totaled $154.9 million for 2015, $51.2 million for 2014 and $49.7 million for 2013.

Assets leased under capital leases and included in property and equipment, net consist of the following (in million):

	As of December 31,
	2015	2014
Buildings and improvements	$174.3	$190.5
Other	6.0	8.7

	180.3	199.2
Accumulated depreciation	(27.5)	(15.9)

Assets leased under capital leases, net	$152.8	$183.3

Note 8. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,						Weighted Average Life as of December 31, 2015
	2015			2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$653.0	$(106.8)	$546.2	$696.8	$(83.1)	$613.7	21.5 Years
Favorable leases	436.5	(107.5)	329.0	490.7	(62.8)	427.9	10.4 Years

Subtotal	1,089.5	(214.3)	875.2	1,187.5	(145.9)	1,041.6	17.1 Years

Indefinite lived intangible assets:
Tim Hortons brand	$6,175.4	$—	$6,175.4	$7,236.5	$—	$7,236.5
Burger King brand	2,097.2	—	2,097.2	2,167.0	—	2,167.0

Subtotal	8,272.6	—	8,272.6	9,403.5	—	9,403.5

Intangible assets, net			$9,147.8			$10,445.1

Goodwill	$4,574.4			$5,235.7

We recorded amortization expense on intangible assets of $78.3 million for 2015, $35.9 million for 2014 and $36.3 million for 2013. The increase in amortization expense during 2015 from the prior year was due to amortization recorded on intangible assets acquired in connection with the Acquisition. Identifiable assets subject to amortization also decreased as a result of foreign currency translation effect. The change in the Brands and goodwill balances for the year ended December 31, 2015 was due to foreign currency translation effect.

As of December 31, 2015, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2016	$70.5
2017	67.8
2018	64.4
2019	61.0
2020	56.1
Thereafter	555.4

Total	$875.2

The changes in the carrying amount of goodwill during 2015 and 2014 by operating segment (Tim Hortons, “TH” and Burger King, “BK”) are as follows (in millions):

	TH	BK	Total
Balances at December 31, 2013	$—	$630.0	$630.0
Purchase of Tim Hortons	4,640.9	—	4,640.9
Effects of foreign currency adjustments	(10.1)	(25.1)	(35.2)

Balances at December 31, 2014	4,630.8	604.9	5,235.7

Effects of foreign currency adjustments	(642.7)	(18.6)	(661.3)

Balances at December 31, 2015	$3,988.1	$586.3	$4,574.4

Note 9. Other Assets, net

Other assets, net consist of the following (in millions):

	As of
	December 31,	December 31,
	2015	2014
Derivative assets - noncurrent	$830.9	$164.8
Equity method investments	139.0	169.7
Other assets	83.5	111.0

Other assets, net	$1,053.4	$445.5

Note 10. Equity Method Investments

The aggregate carrying amount of our equity method investments was $139.0 million as of December 31, 2015 and $169.7 million as of December 31, 2014 and is included as a component of Other assets, net in our consolidated balance sheets. Below are the names of the entities, country of operation and our equity interest in our significant equity method investments based on the carrying value as of December 31, 2015.

Entity	Country	Equity Interest
Carrols Restaurant Group, Inc.	United States	21.35%
Operadora de Franquicias Alsea S.A.P.I. de C.V.	Mexico	20.00%
Pangaea Foods (China) Holdings, Ltd.	China	27.50%
TIMWEN Partnership	Canada	50.00%

The aggregate market value of our equity interest in Carrols Restaurant Group, Inc. (“Carrols”), based on the quoted market price on December 31, 2015, is approximately $110.5 million. No quoted market prices are available for our remaining equity method investments.

With respect to our BK operations, most of the entities in which we have an equity interest own or franchise Burger King restaurants. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2015	2014	2013
Revenues from affiliates:
Franchise royalties	$93.2	$88.5	$57.2
Property revenues	27.7	29.2	26.3
Franchise fees and other revenue	13.1	11.3	6.6

Total	$134.0	$129.0	$90.1

With respect to our TH business, the most significant equity investment is our 50% joint-venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. During 2015, TH received $12.7 million in distributions and recognized $20.8 million of contingent rent expense associated with this joint venture.

At December 31, 2015 and December 31, 2014, we had $23.9 million and $22.6 million, respectively, of accounts receivable from our equity method investments which were recorded in Trade and notes receivable, net in our consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss. During 2015, we recorded a $10.9 million noncash dilution gain included in (Income) loss from equity method investments on the issuance of capital stock by BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”), one of our equity method investees. This issuance of capital stock reduced our ownership interest in the Brazil JV. The dilution gain reflects an adjustment to the difference between the amount of our underlying equity in the net assets of the Brazil JV before and after the issuance of capital stock. During 2014, we recorded a $5.8 million noncash dilution gain included in (Income) loss from equity method investments on the issuance of stock by Carrols, one of our equity method investees. This issuance of common stock reduced our ownership interest in Carrols. The dilution gain reflects an adjustment to the difference between the carrying value of our investment in Carrols and the amount of our underlying equity in the net assets of Carrols.

Note 11. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities (current) and Other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2015	2014
Current:
Taxes payable - current	$46.9	$78.8
Accrued compensation and benefits	61.6	39.4
Interest payable	63.1	36.3
Restructuring and other provisions	13.5	29.5
Deferred income - current	33.5	19.8
Closed property reserve	14.0	15.2
Dividend payable	128.3	13.8
Other	77.4	102.4

Other accrued liabilities	$438.3	$335.2

Non-current:
Unfavorable leases	$322.0	$428.5
Accrued pension	80.2	62.9
Taxes payable - noncurrent	236.7	50.3
Lease liability - noncurrent	29.5	35.2
Share-based compensation liability	5.5	34.8
Deferred income - noncurrent	23.7	18.9
Derivatives liabilities - noncurrent	47.3	25.6
Other	51.0	51.6

Other liabilities, net	$795.9	$707.8

Note 12. Long-term Debt

Long-term debt is comprised of the following (in millions):

		As of
	Maturity dates	December 31, 2015	December 31, 2014
2014 Term Loan Facility	December 12, 2021	$5,097.7	$6,750.0
2015 Senior Notes	January 15, 2022	1,250.0	—
2014 Senior Notes	April 1, 2022	2,250.0	2,250.0
Tim Hortons Notes	various	39.4	1,044.8
Other	N/A	88.5	107.9
Less: unamortized discount and deferred financing costs		(224.3)	(217.3)

Total debt, net		8,501.3	9,935.4
Less: current maturities of debt		(39.0)	(1,108.9)

Total long-term debt		$8,462.3	$8,826.5

As of December 31, 2015 and 2014, unamortized discount included $43.2 million and $67.2 million, respectively, related to the 2014 Term Loan Facility.

As of December 31, 2015, deferred financing costs included $131.3 million related to the 2014 Term Loan Facility (as defined below), $9.0 million related to the 2015 Senior Notes (as defined below) and $40.8 million related to the 2014 Senior Notes (as defined below). As of December 31, 2014, deferred financing costs included $104.1 million related to the 2014 Term Loan Facility and $46.0 million related to the 2014 Senior Notes. Deferred financing costs are amortized over the term of the debt into interest expense using the effective interest method. The amortization of deferred financing costs included in Interest expense, net was $26.8 million for 2015, $9.7 million for 2014 and $8.9 million for 2013.

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

The obligations under the 2014 Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including Burger King Worldwide, Tim Hortons and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the 2014 Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.

The 2014 Term Loan Facility matures on December 12, 2021 and the 2014 Revolving Credit Facility matures on December 12, 2019. The principal amount of the 2014 Term Loan Facility amortizes in quarterly installments equal to 0.25% of the aggregate principal amount of the 2014 Term Loan Facility as of May 22, 2015, with the balance payable at maturity. Any prepayments made on the 2014 Term Loan Facility will reduce the quarterly installments.

We may prepay the 2014 Term Loan Facility in whole or in part at any time. Additionally, subject to certain exceptions, the 2014 Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) a percentage, as defined in the Credit Agreement, of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by Partnership or any of its restricted subsidiaries (other than indebtedness permitted by the 2014 Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified first lien senior secured leverage ratios) of annual excess cash flow of Partnership and its subsidiaries.

Under the 2015 Amended Credit Agreement, at the Borrowers’ option, the interest rate per annum applicable to the 2014 Credit Facilities is based on a fluctuating interest rate determined by reference to either (i) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50%, (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% and (d) in respect of the 2014 Term Loan Facility, 2.00% per annum (“Base Rate Loans”), plus an applicable margin equal to 1.75% for the 2014 Term Loan Facility and 2.00% for loans under the 2014 Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements (“Eurocurrency Rate Loans”), plus an applicable margin equal to 2.75% for any 2014 Term Loan Facility and 2.50% to 3.00% for loans under the 2014 Revolving Credit Facility. Borrowings under the 2014 Credit Facilities will be subject to a floor of 1.00% in the case of Eurocurrency Rate Loans and 2.00% in the case of Base Rate Loans. We have elected our applicable rate per annum as Eurocurrency rate determined by reference to LIBOR. As of December 31, 2015, the interest rate on our 2014 Term Loan Facility was 3.75%.

We are required to pay certain recurring fees with respect to the 2015 Amended Credit Facilities, including (i) fees on the unused commitments of the lenders under the revolving facility, (ii) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (iii) administration fees. Amounts outstanding under the 2014 Revolving Credit Facility bear interest at a rate of LIBOR plus an applicable margin equal to 2.5% to 3.0%, depending on our leverage ratio, on the amount drawn under each letter of credit that is issued and outstanding under the 2014 Revolving Credit Facility. The interest rate on the unused portion of the 2014 Revolving Credit Facility ranges from 0.375% to 0.50%, depending on our leverage ratio, and our current rate is 0.50%.

As of December 31, 2015, we had no amounts outstanding under the 2014 Revolving Credit Facility. Funds available under the 2014 Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the 2014 Revolving Credit Facility, which reduces our borrowing availability under this facility by the cumulative amount of outstanding letters of credit. As of December 31, 2015, we had $3.8 million of letters of credit issued against the 2014 Revolving Credit Facility and our borrowing availability was $496.2 million.

2015 Senior Notes

The Borrowers are party to an indenture, dated as of May 22, 2015 (the “2015 Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 (the “2015 Senior Notes”). The 2015 Senior Notes bear interest at a rate of 4.625% per annum, payable semi-annually on January 15 and July 15 of each year. No principal payments are due until maturity. The net proceeds from the offering of the 2015 Senior Notes, together with cash on hand, were used to repay $1,550.0 million of the outstanding borrowings under our 2014 Term Loan Facility and to pay related premiums, fees and expenses.

The 2015 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of their Canadian and U.S. subsidiaries, including Burger King Worldwide, Tim Hortons and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”).

The 2015 Senior Notes are first lien senior secured obligations and rank (i) equal in right of payment with all of the existing and future senior debt of Borrowers and Note Guarantors, including borrowings under and guarantees of the 2014 Credit Facilities and the 2014 Senior Notes (as defined below); (ii) equal in right of payment with all of the existing and future first-priority senior secured debt of Borrowers and Note Guarantors, including the borrowings under and guarantees of the 2014 Credit Facilities, to the extent of the value of the collateral securing such debt; (iii) equal in right of payment with the Tim Hortons Notes (as defined below) to the extent of the value of the Tim Hortons collateral securing such debt; (iv) effectively senior in the right of payment to all of the existing and future unsecured senior debt and junior lien debt of Borrowers and Note Guarantors, including the 2014 Senior Notes, to the extent of the value of collateral securing the 2015 Senior Notes; (v) senior in right of payment to all of the existing and future subordinated debt of Borrowers and Note Guarantors; and (vi) structurally subordinated to all existing and future liabilities of the Borrowers’ non-guarantor subsidiaries.

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

2014 Senior Notes

The Borrowers are party to an indenture, dated as of October 8, 2014 (the “2014 Senior Notes Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes bear interest at a rate of 6.00% per annum, payable semi-annually on April 1 and October 1 of each year. No principal payments are due until maturity.

The 2014 Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Note Guarantors. The 2014 Senior Notes are secured by a second-priority lien, subject to certain exceptions and permitted liens, on all of the Borrowers’ and the Note Guarantors’ present and future property that secures the Credit Facilities and any outstanding Tim Hortons Notes, to the extent of the value of the collateral securing such first-priority senior secured debt.

The Borrowers may redeem some or all of the 2014 Senior Notes at any time prior to October 1, 2017 at a price equal to 100% of the principal amount of the 2014 Senior Notes redeemed plus a “make whole” premium and, at any time on or after October 1, 2017, at the redemption prices set forth in the 2014 Senior Notes Indenture. In addition, at any time prior to October 1, 2017, up to 40% of the aggregate principal amount of the 2014 Senior Notes may be redeemed with the net proceeds of certain equity offerings, at the redemption price specified in the Indenture. In connection with any tender offer for the 2014 Senior Notes, including a change of control offer or an asset sale offer, the Borrowers will have the right to redeem the 2014 Senior Notes at a redemption price equal to the amount offered in that tender offer if not less than 90% in aggregate principal amount of the outstanding 2014 Senior Notes validly tender and do not withdraw such 2014 Senior Notes in such tender offer. If the Borrowers experience a change of control, the holders of the 2014 Senior Notes will have the right to require the Borrowers to repurchase the 2014 Senior Notes at a purchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and Additional Amounts (as defined in the Indenture), if any, to the date of such repurchase.

2012 Credit Agreement

On September 28, 2012, Burger King Corporation (“BKC”) and Burger King Holdings, Inc. (“Holdings”) entered into a Credit Agreement (the “2012 Credit Agreement”) to refinance amounts borrowed under the 2011 Amended Credit Agreement (as defined below). The 2012 Credit Agreement provided for (i) tranche A term loans in the aggregate principal amount of $1,030.0 million (the “Tranche A Term Loans”), (ii) tranche B term loans in the aggregate principal amount of $705.0 million (the “Tranche B Term Loans”), in each case under the senior secured term loan facility (the “2012 Term Loan Facility”), and (iii) a senior secured revolving credit facility for up to $130.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2012 Revolving Credit Facility” and, together with the 2012 Term Loan Facility, the “2012 Credit Facilities”). The Tranche A Term Loans had a maturity date of September 28, 2017, the Tranche B Term Loans had a maturity date of September 28, 2019 and the 2012 Revolving Credit Facility had a maturity date of October 19, 2015. Borrowings under the 2012 Credit Agreement were refinanced by the 2015 Amended Credit Agreement, as described above.

Under the 2012 Credit Agreement, BKC was required to comply with customary financial ratios and the 2012 Credit Agreement also contained a number of customary affirmative and negative covenants. BKC was in compliance with all 2012 Credit Agreement financial ratios and covenants at the time of the refinancing in December 2014.

Tim Hortons Notes

At the time of the Transactions, Tim Hortons had the following Canadian dollar denominated senior unsecured notes outstanding: (i) C$300.0 million aggregate principal amount of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017 (“Series 1 Notes”), (ii) C$450.0 million aggregate principal amount of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 (“Series 2 Notes”) and (iii) C$450.0 million aggregate principal amount of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”) (collectively, the “Tim Hortons Notes”). During 2015, Tim Hortons accepted for purchase, and settled for cash, the following: (i) C$252.6 million principal amount of Series 1 Notes; (ii) C$447.4 million principal amount of Series 2 Notes and (iii) C$446.1 million principal amount of Series 3 Notes, pursuant to tender offers made following the Transactions.

At December 31, 2014, the entire outstanding amount of the Tim Hortons Notes was classified within current liabilities, as we expected to fully redeem the Tim Hortons Notes during the first quarter of 2015. At December 31, 2015, the Tim Hortons Notes that remain outstanding, and therefore not redeemed, are classified within long-term liabilities, as we intend to leave these outstanding until maturity.

On March 12, 2015, we made a mandatory prepayment on the 2014 Term Loan Facility of $42.7 million equal to the U.S. dollar equivalent of the principal amount of Tim Hortons Notes that remained outstanding after 90 days following the Closing Date.

Restrictions and Covenants

The 2014 Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of the Borrowers and certain of their subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are not permitted to exceed a specified first lien senior secured leverage ratio when the sum of the amount of letters of credit in excess of $50,000,000 (other than those that are cash collateralized), any loans under the 2014 Revolving Credit Facility and any swingline loans outstanding as of the end of any fiscal quarter exceeds 30% of the commitments under the 2014 Revolving Credit Facility.

The terms of the 2015 Senior Notes Indenture and 2014 Senior Notes Indenture, among other things, limit the ability of the Borrowers and their restricted subsidiaries to: incur additional indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially of the Borrowers’ assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions of the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the 2015 Senior Notes Indenture and 2014 Senior Notes Indenture.

As of December 31, 2015, we were in compliance with all covenants of the 2015 Amended Credit Agreement, the 2015 Senior Notes Indenture, the 2014 Senior Notes Indenture and the indenture governing the Tim Hortons Notes, and there were no limitations on our ability to draw on the remaining availability under our 2014 Revolving Credit Facility.

Other Debt

Included in other debt as of December 31, 2015 and 2014 is debt of $85.2 million and $102.6 million, respectively, recognized in accordance with applicable lease accounting rules. We are considered to be the owner of certain restaurants leased by us from an unrelated lessor because we constructed some of the structural elements of those restaurants, and records the lessor’s contributions to the construction costs for these restaurants as other debt.

Debt Issuance Costs

In connection with entering into the 2015 Amended Credit Agreement and issuing the 2015 Senior Notes, we incurred an aggregate of $80.3 million of costs that were recorded as deferred financing costs and included as a component of term debt, net of current portion within our consolidated balance sheets.

In connection with the 2014 Credit Agreement and the 2014 Senior Notes, we incurred an aggregate of $160.2 million of deferred financing costs.

Loss on Early Extinguishment of Debt

In connection with the 2015 Amended Credit Agreement and the related repayment of a portion of the 2014 Term Loan Facility, we recorded a $40.0 million loss on early extinguishment of debt during 2015. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs and the write-off of unamortized discounts.

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

Maturities

The aggregate maturities of long-term debt as of December 31, 2015 are as follows (in millions):

Year Ended December 31,	Principal Amount
2016	$38.9
2017	90.6
2018	56.9
2019	60.1
2020	57.6
Thereafter	8,421.5

Total	$8,725.6

Interest Expense, net

Interest expense, net consists of the following (in millions):

	2015	2014	2013
2014 Term Loan Facility	$250.3	$54.8	$—
2015 Senior Notes	35.2	—	—
2014 Senior Notes	135.0	31.1	—
Tim Hortons Notes	3.7	1.8	—
2012 Term Loan Facility	—	47.5	52.9
Interest Rate Caps	—	7.1	6.8
2010 Senior Notes	—	74.3	78.5
2011 Discount Notes	—	48.5	46.0
Amortization of deferred financing costs and debt issuance discount	34.9	11.7	10.3
Capital lease obligations	20.8	5.7	6.4
Other	2.6	0.9	1.7
Interest income	(4.2)	(3.7)	(2.6)

Interest expense, net	$478.3	$279.7	$200.0

Note 13. Leases

As of December 31, 2015, we leased or subleased 5,412 restaurant properties to franchisees and 87 non-restaurant properties to third parties under direct financing leases and operating leases, where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. The lessees bear the cost of maintenance, insurance and property taxes.

Assets leased to franchisees and other third parties under operating leases, where we are the lessor, that are included within our Property and equipment, net was as follows (in millions):

	As of December 31,
	2015	2014
Land	$888.7	$941.4
Buildings and improvements	1,066.3	1,081.8
Restaurant equipment	24.7	36.5

Gross property and equipment leased	1,979.7	2,059.7
Accumulated depreciation	(228.0)	(153.5)

Net property and equipment leased	$1,751.7	$1,906.2

Our net investment in direct financing leases was as follows (in millions):

	As of December 31,
	2015	2014
Future rents to be received
Future minimum lease receipts	$126.6	$154.4
Contingent rents(1)	63.7	78.1
Estimated unguaranteed residual value	20.7	22.2
Unearned income	(75.7)	(97.1)
Allowance on direct financing leases	(0.3)	(0.3)

	135.0	157.3
Current portion included within trade receivables	(17.8)	(16.8)

Net investment in property leased to franchisees	$117.2	$140.5

(1)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.

In addition, we lease land, building, equipment, office space and warehouse space, including 710 restaurant buildings under capital leases. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options and certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.

As of December 31, 2015, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Capital Leases	Operating Leases
2016	$21.6	$338.7	$31.0	$165.6
2017	20.9	313.4	29.5	156.4
2018	19.6	286.2	27.9	143.6
2019	16.3	258.8	26.0	127.9
2020	9.7	229.2	24.0	115.1
Thereafter	38.5	1,461.0	189.8	794.8

Total minimum payments	$126.6	$2,887.3	$328.2	$1,503.4

Less amount representing interest			(107.7)

Present value of minimum capital lease payments			220.5
Current portion of capital lease obligation			(17.1)

Long-term portion of capital lease obligation			$203.4

(a)	Lease commitments under operating leases have not been reduced by minimum sublease rentals of $1,636.7 million due in the future under noncancelable subleases.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2015	2014	2013
Rental income:
Minimum	$453.9	$182.1	$165.9
Contingent	281.7	38.1	25.0
Amortization of favorable and unfavorable income lease contracts, net	11.0	7.2	5.6

Total rental income	746.6	227.4	196.5
Earned income on direct financing leases	13.6	15.3	17.2

Total property revenues	$760.2	$242.7	$213.7

Rent expense associated with the lease commitments is as follows (in millions):

	2015	2014	2013
Rental expense:
Minimum	$199.5	$109.1	$115.0
Contingent	73.1	8.0	4.9
Amortization of favorable and unfavorable payable lease contracts, net	10.1	3.5	0.9

Total rental expense (a)	$282.7	$120.6	$120.8

(a)	Amounts include rental expense related to properties subleased to franchisees of $267.0 million for 2015, $103.3 million for 2014 and $94.0 million for 2013.

The impact of favorable and unfavorable lease amortization on operating income is as follows (in millions):

	2015	2014	2013
Franchise and property revenues	$11.0	$7.2	$5.6
Cost of sales	—	(0.3)	(1.3)
Franchise and property expenses	10.1	3.8	2.2

Estimated future amortization of favorable and unfavorable lease contracts subject to amortization are as follows (in millions):

	Cost of Sales		Franchise and Property Revenue		Franchise and Property Expenses
	Favorable	Unfavorable	Favorable	Unfavorable	Favorable	Unfavorable
2016	$0.2	$(0.2)	$16.4	$(25.3)	$27.0	$(18.4)
2017	0.2	(0.2)	15.5	(24.0)	25.3	(17.0)
2018	0.2	(0.1)	14.3	(22.5)	23.1	(15.6)
2019	0.2	(0.1)	13.1	(20.6)	20.8	(13.7)
2020	0.2	(0.1)	11.6	(17.6)	17.5	(12.1)
Thereafter	2.1	(0.4)	55.4	(75.9)	85.9	(58.2)

Total	$3.1	$(1.1)	$126.3	$(185.9)	$199.6	$(135.0)

Note 14. Income Taxes

As a result of the Transactions entered in December 2014, the tables below were prepared considering the following: (i) the Domestic figures represent Canada for 2015 and 2014, and the U.S. for 2013; (ii) the statutory rate is the Canadian rate of 26.5% for 2015 and 2014, and the U.S. rate of 35.0% for 2013; and (iii) costs and taxes related to foreign operations consists of non-Canadian jurisdictions for 2015 and 2014, and non-U.S. jurisdictions for 2013.

Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	2015	2014	2013
Domestic	$546.9	$(261.7)	$127.4
Foreign	127.0	7.7	194.8

Income (loss) before income taxes	$673.9	$(254.0)	$322.2

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	2015	2014	2013
Current:
Canada	$107.2	$25.5	$0.5
U.S. Federal	46.1	16.1	29.9
U.S. state, net of federal income tax benefit	4.1	(0.3)	3.7
Other Foreign	37.1	35.5	22.3

	$194.5	$76.8	$56.4

Deferred:
Canada	$(48.1)	$(29.8)	$(4.5)
U.S. Federal	21.0	(28.4)	27.8
U.S. state, net of federal income tax benefit	(7.5)	(4.1)	(1.2)
Other Foreign	2.3	0.4	10.0

	$(32.3)	$(61.9)	$32.1

Total	$162.2	$14.9	$88.5

The statutory rate reconciles to the effective tax rate as follows:

	2015	2014	2013
Statutory rate	26.5%	26.5%	35.0%
U.S. state income taxes, net of U.S. federal income tax benefit	—	—	0.5
Costs and taxes related to foreign operations	16.7	(9.8)	6.2
Foreign exchange gain (loss)	(1.9)	(2.2)	—
Foreign tax rate differential (1)	(5.4)	29.8	(14.6)
Taxes provided on earnings due to Transactions	—	(22.3)	—
Change in valuation allowance	4.7	(3.0)	0.6
Change in accrual for tax uncertainties	0.7	(0.3)	1.5
Deductible FTC	—	3.7	(1.9)
Non deductible Transaction costs	—	(4.9)	0.3
Impact of Transactions	0.7	(14.5)	—
Capital gain (loss) rate differential	—	(8.6)	—
Intercompany financing	(20.2)	—	—
Other	2.3	(0.3)	(0.1)

Effective income tax rate	24.1%	(5.9)%	27.5%

(1)	Amounts reflect statutory rates in jurisdictions in which we operate outside of Canada for 2015 and 2014 and outside of the U.S. for 2013.

Our effective tax rate was 24.1% for 2015, primarily due to the mix of income from multiple tax jurisdictions, partially offset by the favorable impact from intercompany financing. Our effective tax rate was (5.9)% for 2014, primarily due to the impact of the

Transactions, including non-deductible transaction related costs, and the mix of income from multiple tax jurisdictions. Our effective tax rate was 27.5% for 2013, primarily as a result of the mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our refranchisings, partially offset by a favorable impact from the sale of a foreign subsidiary and a reduction in the U.S. state effective tax rate related to our refranchisings.

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	2015	2014	2013
Income tax expense from continuing operations	$162.2	$15.3	$88.5
Cash flow hedge in accumulated other comprehensive income (loss)	(21.5)	(60.3)	68.1
Net investment hedge in accumulated other comprehensive income (loss)	111.7	20.9	(5.7)
Pension liability in accumulated other comprehensive income (loss)	(7.0)	(13.4)	9.9
Stock option tax benefit in additional paid-in capital	(0.5)	—	(10.1)

Total	$244.9	$(37.5)	$150.7

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	2015	2014	2013
Deferred income tax (benefit) expense	$(51.9)	$(71.9)	$9.9
Change in valuation allowance	31.8	6.7	22.6
Change in effective U.S. state income tax rate	(7.2)	3.0	(4.0)
Change in effective foreign income tax rate	(5.0)	0.3	3.6

Total	$(32.3)	$(61.9)	$32.1

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2015	2014
Deferred tax assets:

Trade and notes receivable, principally due to allowance for doubtful accounts	$7.3	$11.6
Accrued employee benefits	66.1	53.1
Unfavorable leases	162.0	132.5
Liabilities not currently deductible for tax	45.1	52.0
Tax loss and credit carryforwards	287.3	215.5
Other	1.2	—

Total gross deferred tax assets	569.0	464.7
Valuation allowance	(124.6)	(68.8)

Net deferred tax assets	444.4	395.9
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	46.0	48.4
Intangible assets	1,633.9	1,800.7
Leases	161.2	117.3
Statutory Impairment	24.3	8.0
Derivatives	90.2	28.1
Outside basis difference	98.9	272.3
Other	—	16.8

Total gross deferred tax liabilities	2,054.5	2,291.6

Net deferred tax liability	$1,610.1	$1,895.7

The valuation allowance had a net increase of $55.8 million during 2015 primarily due to current year losses and true-up adjustments related to prior year ordinary and capital losses.

Changes in the valuation allowance are as follows (in millions):

	2015	2014	2013
Beginning balance	$68.8	$97.7	$93.3
Additions due to Tim Hortons acquisition	—	19.5	—
Change in estimates recorded to deferred income tax expense	31.8	6.7	22.6
Expiration of foreign tax credits and capital losses	(3.2)	(11.3)	—
Changes from foreign currency exchange rates	(8.2)	(2.1)	0.1
True-ups from changes in ordinary and capital losses	35.4	(41.7)	—
Sale of foreign subsidiaries	—	—	(18.3)

Ending balance	$124.6	$68.8	$97.7

The gross amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2015 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$197.9	2024-2035
Canadian capital loss carryforwards	278.0	Indefinite
U.S. federal net operating loss carryforwards	198.4	2034
U.S. state net operating loss carryforwards	326.9	2016-2034
U.S. capital loss carryforwards	59.4	2018
U.S. foreign tax credits	33.9	2020-2035
Other foreign net operating loss carryforwards	131.8	Indefinite
Other foreign net operating loss carryforwards	1.5	2016-2034
Other foreign capital loss carryforward	34.7	Indefinite
Other	3.6	Indefinite

Total	$1,266.1

Income taxes have not been provided on the excess of the amount for financial reporting over the tax basis of investment in foreign subsidiaries that are considered indefinitely reinvested. Determination of the amount of unrecognized deferred income tax liabilities on this temporary difference is not practical because of the complexity of the hypothetical calculation. Income taxes of approximately $98.9 million have been recognized on foreign unremitted earnings that are expected to be repatriated.

We had $238.6 million of unrecognized tax benefits at December 31, 2015, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2015	2014	2013
Beginning balance	$41.6	$27.7	$23.3
Additions on tax position related to the current year	0.8	2.7	2.2
Additions for tax positions of prior years	4.3	2.5	2.4
Additions due to acquisitions (1)	202.5	13.4	—
Reductions for tax positions of prior year	(2.8)	(3.6)	(0.1)
Reductions for settlement	(7.4)	(0.3)	(0.1)
Reductions due to statute expiration	(0.4)	(0.8)	—

Ending balance	$238.6	$41.6	$27.7

(1)	Positions taken in conjunction with the Transactions.

During the twelve months beginning January 1, 2016, it is reasonably possible we will reduce unrecognized tax benefits by approximately $7.0 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense. The total amount of accrued interest and penalties was $16.1 million and $12.8 million at December 31, 2015 and 2014, respectively. Potential interest and penalties associated with uncertain tax positions recognized was $3.3 million during the year ended December 31, 2015, $0.5 million during the year ended December 31, 2014, and $0.6 million during the year ended December 31, 2013. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns with Canada and its provinces and territories. Generally we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2010 through 2013 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. The appeals for tax years 2005 through 2009 were successfully resolved during 2015. A hearing at the federal court of appeal with respect to the tax year 2002 was heard in early 2016. We are awaiting a decision. At this time, we believe that we have complied with all applicable Canadian tax laws and that we have adequately provided for these matters.

We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as other foreign tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland and Singapore. None of the foreign jurisdictions should be individually material. The examination phase of our U.S. federal income tax returns for fiscal 2009, 2010, the period July 1, 2010 through October 18, 2010 and the period October 19, 2010 through December 31, 2010 was completed during 2015. Various tax positions related to those years are currently under appeals. We have various U.S. state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Note 15. Pension and Post Retirement Medical Benefits

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

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan (in millions):

	U.S. Pension Plans		U.S. Retiree Medical Plan
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$231.7	$193.6	$9.2	$7.9
Interest cost	9.1	9.2	0.4	0.4
Actuarial (gains) losses	0.6	38.1	(0.6)	1.5
Benefits paid	(17.0)	(9.2)	(0.6)	(0.6)

Benefit obligation at end of year	$224.4	$231.7	$8.4	$9.2

Change in plan assets
Fair value of plan assets at beginning of year	$172.9	$159.6	$—	$—
Actual return on plan assets	(8.4)	17.3	—	—
Employer contributions	1.1	5.2	0.6	0.6
Benefits paid	(17.0)	(9.2)	(0.6)	(0.6)

Fair value of plan assets at end of year	$148.6	$172.9	$—	$—

Funded status of plan	$(75.8)	$(58.8)	$(8.4)	$(9.2)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(0.8)	$(0.8)	$(0.7)	$(0.7)
Noncurrent liabilities	(75.0)	(58.0)	(7.7)	(8.5)

Net pension liability, end of fiscal year	$(75.8)	$(58.8)	$(8.4)	$(9.2)

Amounts recognized in accumulated other comprehensive income (AOCI)
Prior service cost / (credit)	$—	$—	$(6.5)	$(9.5)
Unrecognized actuarial loss (gain)	42.5	27.1	(1.0)	(0.4)

Total AOCI (before tax)	$42.5	$27.1	$(7.5)	$(9.9)

	International Pension Plans
	2015	2014
Benefit obligation at end of year	$34.9	$33.4
Fair value of plan assets at end of year	29.7	30.8

Funded status of plan	$(5.2)	$(2.6)

Amounts recognized in the consolidated balance sheet
Current assets	$—	$0.3
Noncurrent assets	—	2.0
Noncurrent liabilities	(5.2)	(4.9)

Net pension liability, end of fiscal year	$(5.2)	$(2.6)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$3.1	$(0.3)

Total AOCI (before tax)	$3.1	$(0.3)

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

	U.S. Pension Plans		U.S. Retiree Medical Plan		International Pension Plans
	As of December 31,		As of December 31,		As of December 31,
	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$224.4	$231.7	$8.4	$9.2	$34.9	$33.4
Accumulated benefit obligation	$224.4	$231.7	$8.4	$9.2	$24.2	$24.0
Fair value of plan assets	$148.6	$172.9	$—	$—	$29.7	$30.8

Components of Net Periodic Benefit Cost

The following sets forth the net periodic benefit costs (income) for the U.S. Pension Plans and U.S. Retiree Medical Plan for the periods indicated (in millions):

	U.S. Pension Plans			U.S. Retiree Medical Plan
	2015	2014	2013	2015	2014	2013
Interest costs on projected benefit obligations	$9.1	$9.2	$8.4	$0.3	$0.4	$0.3
Expected return on plan assets	(9.1)	(9.2)	(8.3)	—	—	—
Amortization of prior service costs (credit)	—	—	—	(2.9)	(2.9)	(2.9)
Amortization of actuarial losses (gains)	2.7	—	1.2	—	(0.2)	(0.1)

Net periodic benefit costs (income)	$2.7	$—	$1.3	$(2.6)	$(2.7)	$(2.7)

The net periodic benefit costs (income) for our International Pension Plans was not significant for any comparative period.

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

	U.S. Pension Plans			U.S. Retiree Medical Plan
	2015	2014	2013	2015	2014	2013
Unrecognized actuarial (gain) loss	$18.1	$30.0	$(26.2)	$(0.5)	$1.5	$(0.6)
(Gain) loss recognized due to settlement	—	—	(0.3)	—	—	—
Amortization of prior service (cost) credit	—	—	—	2.9	2.9	2.9
Amortization of actuarial gain (loss)	(2.7)	—	(1.2)	—	0.2	0.1

Total recognized in OCI	$15.4	$30.0	$(27.7)	$2.4	$4.6	$2.4

	International Pension Plans
	2015	2014	2013
Unrecognized actuarial (gain) loss	$2.6	$4.9	$(4.4)
Amortization of actuarial gain (loss)	0.2	0.4	—

Total recognized in OCI	$2.8	$5.3	$(4.4)

As of December 31, 2015, for the combined U.S. Pension Plans, U.S. Retiree Medical Plan, and International Pension Plans, we expect to amortize during 2016 from Accumulated other comprehensive income (loss) (“AOCI”) into net periodic pension cost an estimated $2.9 million of net prior service credit and $2.4 million of net actuarial loss.

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan are as follows:

	2015	2014	2013
U.S. Pension Plans:
Discount rate as of year-end	4.35%	4.03%	4.84%

U.S. Retiree Medical Plan:
Discount rate as of year-end	4.35%	4.03%	4.84%

International Pension Plans:
Discount rate as of year-end	3.34%	3.57%	4.70%
Range of compensation rate increase	3.49%	3.36%	3.52%

The discount rate used in the calculation of the benefit obligation at December 31, 2015 and December 31, 2014 for the U.S. Plans is derived from a yield curve comprised of the yields of approximately 768 and 774 market-weighted corporate bonds, respectively, rated AA on average by Moody’s, Standard & Poor’s, and Fitch, matched against the cash flows of the U.S. Plans. The discount rate used in the calculation of the benefit obligation at December 31, 2015 and December 31, 2014 for the International Pension Plans is primarily derived from the yields on Swiss government bonds with a maturity matched against the cash flows of the International Pension Plans.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans, International Pension Plans and the U.S. Retiree Medical Plan are as follows:

	2015	2014	2013
U.S. Pension Plans:
Discount rate	4.03%	4.84%	4.04%
Expected long-term rate of return on plan assets	5.95%	6.20%	6.05%

U.S. Retiree Medical Plan:
Discount rate	4.03%	4.84%	4.04%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

International Pension Plans:
Discount rate	3.59%	4.67%	4.18%
Range of compensation rate increase	3.40%	3.52%	3.27%
Expected long-term rate of return on plan assets	4.50%	4.58%	5.64%

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	2015	2014	2013
Healthcare cost trend rate assumed for next year	7.00%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point increase or decrease in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost for the postretirement obligation.

Plan Assets

The fair value of the major categories of pension plan assets for U.S. and International Pension Plans at December 31, 2015 and December 31, 2014 is presented below (in millions):

	U.S. Pension Plans	International Pension Plan	U.S. Pension Plans	International Pension Plan
	As of December 31,
	2015		2014
Level 1
Cash and cash equivalents	$—	$—	$3.0	$—

Level 2
Cash and cash equivalents (a)	2.5	0.2	2.8	0.2

Equity Securities (b):
U.S.	38.3	5.7	47.7	3.0
Non - U.S.	32.7	14.7	36.3	18.1
Fixed Income (b) :
Corporate bonds and notes	51.2	—	57.1	—
U.S. Government treasuries	19.4	—	17.0	—
International debt	3.3	4.3	4.6	4.5
Mortgage-backed securities	0.5	—	0.2	—
U.S. Government agencies	2.4	—	3.4	—
Non- U.S. bonds	—	4.5	—	4.7
Other (c)	(1.7)	0.3	0.8	0.3

Total fair value of plan assets	$148.6	$29.7	$172.9	$30.8

(a)	Short-term investments in money market funds and short term receivables for investments sold
(b)	Securities held in common commingled trust funds
(c)	Other securities held in common commingled trust funds including interest rate swaps and foreign currency contracts

We categorize plan assets within a three level fair value hierarchy as described in Note 3. Pooled funds are primarily classified as Level 2 and are valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions.

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

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $1.8 million for 2015, $6.1 million for 2014 and $8.2 million for 2013.

The U.S. and International Pension Plans’ and U.S. Retiree Medical Plan’s expected contributions to be paid in the next year, the projected benefit payments for each of the next five years and the total aggregate amount for the subsequent five years are as follows (in millions):

	U.S. Pension Plans	International Pension Plans	U.S. Retiree Medical Plan
Estimated Net Contributions During Year Ended 2016	$4.6	$0.1	$0.7

Estimated Future Benefit Payments During Years Ended:
2016	$10.8	$0.2	$0.7
2017	$11.1	$0.2	$0.7
2018	$11.2	$0.2	$0.6
2019	$11.6	$0.2	$0.6
2020	$12.3	$0.3	$0.6
2021 - 2025	$68.8	$1.5	$2.7

Note 16. Fair Value Measurements

Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, derivatives not designated as hedging instruments, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under the Burger King Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of December 31, 2015 and December 31, 2014:

		Fair Value Measurements at December 31, 2015			Fair Value Measurements at December 31, 2014
	Balance Sheet Location	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges
Foreign currency	Trade and notes receivable, net	$—	$6.6	$6.6	$—	$6.0	$6.0
Derivatives designated as net investment hedges
Foreign currency	Inventories and other current assets, net	—	—	—	—	2.1	2.1
Foreign currency	Other assets, net	—	830.9	830.9	—	75.9	75.9
Derivatives not designated as hedging instruments
Interest rate	Other assets, net	—	—	—	—	88.9	88.9
Other
Investments held in a rabbi trust	Inventories and other current assets, net	0.9	—	0.9	1.1	—	1.1
Investments held in a rabbi trust	Other assets, net	4.3	—	4.3	5.2	—	5.2

Total assets at fair value		$5.2	$837.5	$842.7	$6.3	$172.9	$179.2

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	Other liabilities, net	$—	$40.9	$40.9	$—	$25.6	$25.6
Derivatives designated as net investment hedges
Foreign currency	Other liabilities, net	—	6.3	6.3	—	—	—
Other
ERP liabilities	Other accrued liabilities	—	0.9	0.9	—	1.1	1.1
ERP liabilities	Other liabilities, net	—	4.3	4.3	—	5.2	5.2

Total liabilities at fair value		$—	$52.4	$52.4	$—	$31.9	$31.9

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

At December 31, 2015, the fair value of our variable rate term debt and bonds was estimated at $8.7 billion, compared to a principal carrying amount of $8.6 billion. At December 31, 2014, the fair value of our variable rate term debt and bonds was estimated at $10.1 billion, compared to a principal carrying amount of $10.0 billion. Fair value of variable rate term debt and fixed rate debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Brand and other intangible assets. Refer to Note 3 for inputs and valuation techniques used to measure fair value of these nonfinancial assets.

Note 17. Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 16 for fair value measurements of our derivative instruments.

Interest Rate Swaps – Outstanding as of December 31, 2015

During May 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $2,500.0 million of our 2014 Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021. The notional value of the swaps is $2,500.0 million. There are six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap is scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on March 31, 2021. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Swaps – Settled Prior to December 31, 2015

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

In connection with the foregoing interest rate swaps settled during May 2015, we paid $36.2 million that is reflected as a use of cash within investing activities in the consolidated statement of cash flows for 2015. The net unrealized loss remaining in AOCI totaled $84.6 million at the date of settlement and will be reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of December 31, 2015 that we expect to be reclassified into interest expense within the next 12 months is $12.7 million.

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

Cross-Currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2015, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At December 31, 2015, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802% and 7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948% and 6.525% on a tiered payment structure per annum on the U.S. dollar notional amount of $5,000.0 million through the maturity date of March 31, 2021. At inception, these derivative instruments were not designated for hedge accounting and, as such, changes in fair value were initially recognized in earnings. Beginning with the closing of the Transactions on December 12, 2014, we designated these cross-currency rate swaps as hedges and began accounting for these derivative instruments as net investment hedges.

At December 31, 2015, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.

During 2015, we terminated our cross-currency rate swaps entered into prior to the Transactions with an aggregate notional value of $315.0 million. In connection with this termination, we received $52.1 million which is reflected as a source of cash provided by investing activities in the consolidated statement of cash flows for 2015. The net unrealized gains totaled $31.8 million as of December 31, 2015. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. At inception, these cross-currency rate swaps were designated as a hedge and were accounted for as net investment hedges. A total notional value of $115.0 million of these swaps were contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and had an original maturity of October 19, 2016. A total notional value of $200.0 million of these swaps were contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and had an original maturity of September 28, 2017. These cross-currency rate swaps also required the exchange of Euros and U.S. dollar principal payments upon maturity.

Foreign Currency Exchange Contracts

In connection with the Transactions, we were exposed to foreign currency risk as the cash consideration paid to Tim Hortons shareholders in connection with the Transactions was denominated in Canadian dollars. As such, during 2014 we entered into foreign currency forward and foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar. We had outstanding foreign currency forward contracts to effectively exchange $9,000.0 million U.S. dollars for C$9,971.8 million Canadian dollars and foreign currency option contracts to exchange $5,230.0 million U.S. dollars for C$5,635.3 million Canadian dollars that were settled during the fourth quarter of 2014. At any point in time, the aggregate notional value of these derivative instruments never exceeded $9,230.0 million U.S. dollars. The foreign currency option contracts had a total premium of $59.9 million that was paid at expiration. These derivative instruments did not qualify for hedge accounting and changes in fair values were immediately recognized in Other operating expenses (income), net in current earnings.

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee made by our Canadian Tim Hortons operations. At December 31, 2015, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $170.0 million with maturities to March 2017. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Caps

During 2010, we entered into interest rate cap agreements (the “Cap Agreements”) to manage interest rate risk related to our variable rate debt. The six year Cap Agreements were a series of individual caplets that reset and settle quarterly with an original maturity of October 19, 2016, consistent with the payment dates of our LIBOR-based term debt. The Cap Agreements were designated as cash flow hedges and, to the extent they were effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair values were not included in earnings but were included in AOCI. At each cap maturity date, the portion of the fair value attributable to the matured cap was reclassified from AOCI into earnings as a component of Interest expense, net.

During 2014, we terminated the Cap Agreements and discontinued hedge accounting for our Cap Agreements in connection with the repayment of the 2012 Term Loans, 2010 Senior Notes and 2011 Discount Notes concurrently with the Transactions.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	2015	2014	2013
Derivatives designated as cash flow hedges:
Interest rate caps	$—	$(1.9)	$—
Forward-starting interest rate swaps	$(128.2)	$(155.5)	$169.1
Forward-currency contracts	$18.2	$1.1	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$798.5	$66.3	$(14.8)

Classification on Condensed Consolidated Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings
	2015	2014	2013
Interest expense, net	$(12.0)	$(6.6)	$(6.1)
Other operating expenses (income), net	$(27.6)	$13.4	$—
Cost of sales	$12.3	$—	$—

	Gain (Loss) Recognized in Other operating expenses (income), net
	2015	2014	2013
Derivatives not designated as hedging instruments:
Interest rate caps	$—	$(1.0)	$—
Interest rate swaps	$(12.4)	$55.4	$—
Cross-currency rate swaps	$4.3	$(358.7)	$(0.4)
Ineffectiveness of cash flow hedges:
Interest rate swaps	$(1.6)	$—	$—

Note 18. Partnership Preferred Units

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

Note 19. Equity

For the period of January 1, 2014, through December 11, 2014 (i.e., prior to the closing date of the Transactions), our common equity reflected 100% ownership by Burger King Worldwide common stockholders. In connection with the Transactions, Burger King Worldwide completed a reorganization into Partnership and holders of 352.0 million shares of common stock of Burger King Worldwide exchanged their holdings for 265.0 million Partnership exchangeable units and 87.0 million RBI common shares. During 2014, we also issued 202.0 million Class A common units to RBI, which correspond to (i) the 87.0 million RBI common shares issued by RBI to former holders of Burger King Worldwide common stock, (ii) 106.6 million RBI common shares issued by RBI to former holders of Tim Hortons common stock in connection with the acquisition of Tim Hortons and (iii) 8.4 million RBI common shares issued by RBI to the holder of RBI Preferred Shares in connection with the exercise of a warrant. As a result of the foregoing, during 2014 the carrying amount of Partnership’s equity was allocated between Class A common units and Partnership exchangeable units to reflect the relative ownership interests of the two classes of common equity.

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

Each holder of a Partnership exchangeable unit is entitled to vote in respect of matters on which holders of RBI common shares are entitled to vote through one special voting share of RBI. Since December 12, 2015, the one year anniversary of the effective date of the Transactions, the holder of a Partnership exchangeable unit may require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one common share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership, in its sole discretion, to deliver a cash payment in lieu of RBI common shares. If RBI elects to make a cash payment in lieu of issuing common shares, the amount of the payment will be the weighted average trading price of the RBI common shares on the New York Stock Exchange for the 20 consecutive trading days ending on the last business day prior to the exchange date.

During 2015, Partnership received exchange notices representing 31,302,135 Partnership exchangeable units. Pursuant to the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 8,150,003 Partnership exchangeable units for approximately $293.7 million in cash and exchanging 23,152,132 Partnership exchangeable units for the same number of newly issued RBI common shares, the issuance of which was accounted for as a capital contribution by RBI to Partnership. The exchange of Partnership exchangeable units was recorded as an increase to the Class A common units balance within partner’s capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with such exchange.

Noncontrolling Interests

The noncontrolling interest recognized in connection with the Restaurant VIEs of Tim Hortons was $0.7 million and $1.3 million at December 31, 2015 and 2014, respectively.

We adjust the Net income (loss) in our consolidated statement of operations to exclude the noncontrolling interests’ proportionate share of results. Also, we present the proportionate share of equity attributable to the noncontrolling interests as a separate component of equity within our consolidated balance sheet.

Distributions / Dividends Declared

Distributions declared on Class A common units were $89.1 million during 2015. Distributions declared on Partnership exchangeable units were $116.6 million during 2015. Dividends paid to shareholders of Burger King Worldwide common stock were $105.6 million in 2014 and $84.3 million in 2013.

As described above, following the Transactions, the partnership agreement requires Partnership to make distributions to RBI as the holder of the Class A common units in an amount equal to the aggregate dividends payable by RBI to holders of RBI common shares. Additionally, the partnership agreement requires Partnership to make distributions to holders of Partnership exchangeable units in an amount per unit equal to the dividend payable by RBI on each RBI common share. The terms of the Preferred Shares and the 2015 Amended Credit Agreement, 2015 Senior Notes Indenture and 2014 Senior Notes Indenture and applicable Canadian law limit RBI’s ability to pay cash dividends in certain circumstances.

Annual Bonus Election

We have a bonus program under which eligible employees may elect to use a portion of their annual bonus compensation to purchase RBI common shares, and prior to the Transactions, Burger King Worldwide common stock. During 2015, RBI issued approximately 0.1 million shares of RBI common shares to participants in this program, for aggregate consideration of $6.9 million. During 2014, we issued approximately 0.1 million shares of Burger King Worldwide common stock to participants in this program, for aggregate consideration of $3.3 million. During 2013, we issued approximately 0.3 million shares of Burger King Worldwide common stock to participants in this program, for aggregate consideration of $3.5 million.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of Accumulated other comprehensive income (loss) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2012	$(29.2)	$(3.8)	$(77.3)	$(110.3)
Foreign currency translation adjustment	—	—	50.1	50.1
Reclassification of foreign currency translation adjustment into net income	—	—	(3.0)	(3.0)
Net change in fair value of derivatives, net of tax	94.2	—	—	94.2
Amounts reclassified to earnings of cash flow hedges, net of tax	3.8	—	—	3.8
Pension and post-retirement benefit plans, net of tax	—	20.8	—	20.8
Amortization of prior service (credits) costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial (gains) losses, net of tax	—	0.8	—	0.8

Balances at December 31, 2013	$68.8	$16.0	$(30.2)	$54.6

Foreign currency translation adjustment	—	—	(219.1)	(219.1)
Net change in fair value of derivatives, net of tax	(53.3)	—	—	(53.3)
Amounts reclassified to earnings of cash flow hedges, net of tax	(4.1)	—	—	(4.1)
Pension and post-retirement benefit plans, net of tax	—	(23.8)	—	(23.8)
Amortization of prior service (credits) costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial (gains) losses, net of tax	—	(1.0)	—	(1.0)

Balances at December 31, 2014	$11.4	$(10.6)	$(249.3)	$(248.5)

Foreign currency translation adjustment	—	—	(1,830.8)	(1,830.8)
Net change in fair value of derivatives, net of tax	605.8	—	—	605.8
Amounts reclassified to earnings of cash flow hedges, net of tax	19.8	—	—	19.8
Pension and post-retirement benefit plans, net of tax	—	(13.8)	—	(13.8)
Amortization of prior service (credits) costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial (gains) losses, net of tax	—	1.5	—	1.5

Balances at December 31, 2015	$637.0	$(24.7)	$(2,080.1)	$(1,467.8)

The following table displays the reclassifications out of Accumulated other comprehensive income (loss):

	Affected Line Item in the	Amounts Reclassified from AOCI
Details about AOCI Components	Statements of Operations	2015	2014	2013
Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(12.0)	$(6.6)	$(6.1)
Interest rate derivative contracts	Other operating expenses (income), net	(27.6)	13.4	—
Forward-currency contracts	Cost of sales	12.3	—	—

	Total before tax	(27.3)	6.8	(6.1)
	Income tax (expense) benefit	7.5	(2.7)	2.3

	Net of tax	$(19.8)	$4.1	$(3.8)

Defined benefit pension:
Amortization of prior service credits(costs)	SG&A (1)	$2.9	$2.9	$3.0
Amortization of actuarial gains(losses)	SG&A (1)	(2.6)	1.0	(1.2)

	Total before tax	0.3	3.9	1.8
	Income tax (expense) benefit	—	(1.1)	(0.8)

	Net of tax	$0.3	$2.8	$1.0

Foreign currency translation adjustment into net income:
Sale of foreign entity	Other operating expenses (income), net	—	—	(3.0)

Total reclassifications	Net of tax	$(19.5)	$6.9	$(5.8)

(1)	Refers to Selling, general and administrative expenses in the consolidated statements of operations.

Note 20. Equity-based Compensation

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

On June 20, 2012, the board of directors of Burger King Worldwide adopted the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”). The 2012 Omnibus Plan generally provided for the grant of awards to employees, directors and other persons who provide services to Burger King Worldwide and its subsidiaries. All stock options and restricted stock units (RSUs) under the 2011 Omnibus Plan outstanding on June 20, 2012 were assumed by Burger King Worldwide and converted into stock options to acquire common stock and RSUs of Burger King Worldwide, and Burger King Worldwide assumed all of the obligations of Worldwide under the 2011 Omnibus Plan. The Board also froze the 2011 Omnibus Plan. Subsequently, the board of directors of Burger King Worldwide adopted the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan (“Amended and Restated 2012 Omnibus Incentive Plan”) which increased the shares available for issuance. The Amended and Restated 2012 Omnibus Incentive Plan was approved by Burger King Worldwide stockholders at its annual meeting on May 15, 2013.

On December 12, 2014, the board of directors of RBI adopted the Restaurant Brands International Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”). The 2014 Omnibus Plan generally provides for the grant of awards to employees, directors, consultants and other persons who provide services to RBI and its subsidiaries. The 2014 Omnibus Plan was approved by the shareholders of RBI at RBI’s 2015 annual and special meeting held on June 17, 2015. RBI is currently issuing stock awards under the 2014 Omnibus Plan and the number of shares available for issuance under such Plan as of December 31, 2015 was 9,802,906.

On December 12, 2014, in connection with the Transactions, RBI assumed and amended the 2011 Omnibus Plan and Amended and Restated 2012 Omnibus Plan, assumed the obligation for all Burger King Worldwide stock options and RSUs outstanding under the 2011 Omnibus Plan and Amended and Restated 2012 Omnibus Plan at December 12, 2014 and froze the Amended and Restated 2012 Omnibus Plan. Additionally, RBI assumed and amended two legacy Tim Hortons plans and assumed the obligation for each vested and unvested Tim Hortons stock option with tandem SARs that was not surrendered in connection with the Transactions on the same terms and conditions of the original awards, adjusted by an exchange ratio of 2.41. The assumed Tim Hortons awards vest ratably over a three year period commencing on the grant date and no new awards under these legacy Tim Hortons plans may be granted.

The 2014 Omnibus Plan permits the grant of several types of awards with respect to RBI common shares, including stock options, restricted stock units, restricted stock and performance shares. Stock option awards are granted with an exercise price or market value equal to the last sales price of RBI’s common shares on the trading day preceding the date of grant. RBI satisfies stock option exercises through the issuance of authorized but previously unissued common shares. New stock option grants generally cliff vest five years from the original grant date, provided the employee is continuously employed by RBI or one of its subsidiaries, and the stock options expire ten years following the grant date. Additionally, if we terminate the employment of a stock option holder without cause prior to the vesting date, or if the employee retires or becomes disabled, the employee will become vested in the number of stock options as if the stock options vested 20% on each anniversary of the grant date. If the employee dies, the employee will become vested in the number of stock options as if the stock options vested 20% on the first anniversary of the grant date, 40% on the second anniversary of the grant date and 100% on the third anniversary of the grant date. If there is an event such as a return of capital or dividend that is determined to be dilutive, the exercise price of the awards will be adjusted accordingly.

During 2015, RBI granted a total of 198,065 performance based stock options and 262,889 performance based restricted stock units (the “Performance Awards”). The Performance Awards will vest one-third each on September 30, 2017, September 30, 2018 and September 30, 2019, respectively, if the performance condition is met. The Black-Scholes option-pricing model was used to determine the fair value of performance based stock options at the date of grant. The fair value of the performance based restricted stock units is based on the last sales price of RBI common shares on the trading day preceding the date of grant. Equity-based compensation expense for the Performance Awards is recognized on a straight-line basis by tranche over the vesting period, once it is determined that it is probable that the performance condition will be met.

Equity-based compensation expense consisted of the following for the periods presented:

	2015	2014	2013
Stock options, stock options with tandem SARs and restricted stock units (a)	$50.8	$43.1	$14.8
Accelerated vesting of Tim Hortons restricted stock units and performance stock units (b)	—	14.8	—

Total equity-based compensation expense (c)	$50.8	$57.9	$14.8

(a)	Includes (i) $5.1 million and $9.8 million due to accelerated vesting of awards due to terminations in 2015 and 2014, respectively, and (ii) $9.0 million, $10.4 million and $4.0 million in 2015, 2014 and 2013, respectively, due to modification of awards.
(b)	Represents expense attributed to the post-combination service associated with the accelerated vesting of restricted and performance stock units in connection with the Transactions. See Note 2, The Transactions.
(c)	Generally classified as Selling, general and administrative expenses in the consolidated statements of operations.

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date and, for stock options issued with tandem SARs, at each subsequent re-measurement date:

	2015	2014	2013
Risk-free interest rate	1.17% - 2.07%	0.96% - 2.11%	1.26%
Expected term (in years)	3.53 - 7.35	1.00 - 6.71	6.83
Expected volatility	24.0% - 25.0%	20.0% - 25.0%	30.0%
Expected dividend yield	1.00% - 1.09%	1.00% - 1.03%	1.10%

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

The following is a summary of stock option activity under RBI’s plans for the year ended December 31, 2015:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in 000’s)	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2015	21,328	$11.42
Granted	5,046	$41.34
Exercised	(1,703)	$16.95
Forfeited	(655)	$31.75

Outstanding at December 31, 2015	24,016	$16.28	$521,555	6.8

Exercisable at December 31, 2015	8,120	$4.69	$265,297	5.0

Vested or expected to vest at December 31, 2015	21,765	$15.71	$484,263	6.8

(1)	The intrinsic value represents the amount by which the fair value of RBI common share exceeds the option exercise price at December 31, 2015.

The weighted-average grant date fair value per stock option granted was $10.12, $7.17 and $5.23 during 2015, 2014 and 2013, respectively. The total intrinsic value of stock options exercised was $40.3 million during 2015, $4.9 million during 2014 and $25.3 million during 2013. As of December 31, 2015, total unrecognized compensation cost related to stock options outstanding was $56.5 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

The total fair value for liability classified stock options with SARs outstanding was $5.5 million and $34.8 million at December 31, 2015 and December 31, 2014, respectively, and is classified as Other liabilities, net in the consolidated balance sheets. During 2015, RBI modified a portion of these awards to remove the SAR and such SARs were cancelled as a result. The modification to remove the SARs resulted in a change in classification of the awards from liability to equity and a corresponding reclassification of $10.2 million from Other liabilities, net to common shares in the consolidated balance sheets. As such these awards will no longer be remeasured to fair value after the modification date. Cash settlements of stock options with SARs was $30.6 million in 2015. There were no cash settlements of stock options with SARs in 2014 or 2013.

RSUs are measured at fair value based on the closing price of RBI’s common shares on the first business day preceding the grant date. RSUs are expensed on a straight-line basis over the vesting period except that during 2014 and 2013 grants to non-employee members of RBI’s board of directors were expensed immediately. RBI grants RSUs to non-employee members of its board of directors in lieu of a cash retainer and committee fees. All RSUs will settle and common shares of RBI will be issued upon termination of service by the board member. The following is a summary of RSU activity for the year ended December 31, 2015:

	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	287	$18.23
Granted	299	$35.00
Vested & Settled	—	—
Forfeited	—	—

Outstanding at December 31, 2015	586	$26.61

The weighted average grant date fair value per RSU granted was $35.00 during 2015, $38.99 during 2014 and $22.74 during 2013. No RSUs settled during 2015 and 2014. The total intrinsic value of RSUs which settled was $0.8 million during 2013. As of December 31, 2015, total unrecognized compensation cost related to RSUs outstanding was $8.7 million and is expected to be recognized over a weighted-average period of approximately 2.7 years.

Note 21. Sales and Cost of Sales

Sales and cost of sales consists of the following (in millions):

	2015	2014	2013
Supply chain sales	$1,828.4	$79.4	$—
Company restaurant sales (a)	340.6	88.0	222.7

Sales	$2,169.0	$167.4	$222.7

(a)	Includes Restaurant VIEs’ sales.

	2015	2014	2013
Supply chain cost of sales	$1,525.5	$80.5	$—
Company restaurant expenses (b)	284.0	75.9	195.3

Cost of sales	$1,809.5	$156.4	$195.3

(b)	Includes Restaurant VIEs’ cost of sales.

Note 22. Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	2015	2014	2013
Franchise royalties	$936.5	$701.1	$657.0
Property revenues	760.2	242.7	213.7
Franchise fees and other revenue	186.5	87.6	52.9

Franchise and property revenues	$1,883.2	$1,031.4	$923.6

Refer to Note 13 for the components of property revenues.

Note 23. Other Operating Expenses (Income), net

Other operating expenses (income), net, consist of the following (in millions):

	2015	2014	2013
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$22.0	$25.4	$0.7
Litigation settlements and reserves, net	1.3	4.0	7.6
Net losses on derivatives	37.3	290.9	—
Foreign exchange net losses (gains)	46.7	(3.8)	7.4
Other, net	(1.8)	10.9	5.6

Other operating expenses (income), net	$105.5	$327.4	$21.3

Closures and Dispositions

Net losses (gains) on disposal of assets, restaurant closures and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings, and are recorded in Other operating expenses (income), net in the accompanying consolidated statements of operations. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.

During 2015, net losses (gains) on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $2.6 million and net losses associated with asset disposals and restaurant closures of $19.4 million.

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

During 2015, net losses on derivatives primarily reflects the reclassification of losses on cash flow hedges from accumulated other comprehensive income (loss) to earnings as a result of de-designation and settlement of certain interest rate swaps.

During 2014, we entered into foreign currency forward and foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the cash portion of the purchase price of the Tim Hortons acquisition. We recorded a net loss on derivatives of $133.0 million related to the change in fair value on these instruments and an expense of $59.9 million related to the premium on the foreign currency option contracts. These instruments were settled in the fourth quarter of 2014. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a loss of $34.5 million related to the change in fair value related to both instruments and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments. These instruments were settled in the fourth quarter of 2014. Additionally, during the fourth quarter of 2014, we entered into a series of forward-starting interest rate swaps to hedge the variability in the interest payments associated with our 2014 Term Loan Facility and recorded a gain of $88.9 million related to the change in fair value related to these instruments. Lastly, during the fourth quarter of 2014, we entered into a series of cross-currency rate swaps to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and recorded a loss of $165.8 million related to the change in fair value on these instruments. See Note 17, Derivative Instruments for additional information about accounting for our derivative instruments.

Note 24. Commitments and Contingencies

Guarantees

We guarantee certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, we have typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The potential amount of undiscounted payments we could be required to make in the event of non-payment by the franchisee arising from these assigned lease guarantees, excluding contingent rents, was $18.6 million as of December 31, 2015, expiring over an average period of four years.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2015, there were $119.1 million of loans outstanding to Burger King franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $235.5 million remaining. Our maximum guarantee liability under these six programs is limited to an aggregate of $42.5 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded and the maximum term of the guarantee is approximately ten years. As of December 31, 2015, the liability reflecting the fair value of these guarantee obligations was $4.4 million. In addition to these six programs, as of December 31, 2015, we also had a liability of $0.1 million, with a potential maximum guarantee exposure of $2.5 million, in connection with Tim Hortons franchisee loan guarantees. No significant payments have been made by us in connection with these guarantees through December 31, 2015.

Letters of Credit

As of December 31, 2015, we had $25.8 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $3.8 million are secured by the collateral under our 2014 Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2015, no amounts had been drawn on any of these irrevocable standby letters of credit.

Vendor Relationships

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2015, we estimate it will take approximately 15 years for these purchase commitments to be completed. In the event of early termination of this arrangement, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

We have separate arrangements for telecommunication services with an aggregate contractual obligation of $78.9 million over the next five years with no early termination fee.

We also enter into commitments to purchase advertising. As of December 31, 2015, commitments to purchase advertising totaled $224.3 million and run through December 2016.

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

New BK Global Headquarters

In November 2015, we entered into an agreement to lease a building in Miami, Florida, to serve as our U.S. headquarters and BK global restaurant support center beginning in 2018. The initial term of the lease is for 15 years with two 5-year renewal options. The annual base rent steps up over the term of the lease from $1.8 million in the first year to $4.9 million in the final year.

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

Insurance reserves have been recorded based on our estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. We had $9.8 million in accrued liabilities as of December 31, 2015 and $12.8 million as of December 31, 2014 for these claims.

Note 25. Variable Interest Entities

VIEs for Which We Are the Primary Beneficiary

We consolidate 141 and 270 Restaurant VIEs at December 31, 2015 and 2014, respectively, where TH is the restaurants’ primary beneficiary and Advertising VIEs. During the year ended December 31, 2015, sales and operating costs and expenses associated with Restaurant VIEs were $226.9 million and $222.8 million, respectively, prior to consolidation adjustments. During the year ended December 31, 2014, sales and operating costs and expenses associated with Restaurant VIEs were $12.6 million and $12.4 million, respectively, prior to consolidation adjustments.

The balance sheet data associated with Restaurant VIEs and Advertising VIEs presented on a gross basis, prior to consolidation adjustments, are as follows:

	As of December 31, 2015		As of December 31, 2014
	Restaurant VIE’s	Advertising VIE’s	Restaurant VIE’s	Advertising VIE’s
Cash and cash equivalents	$2.8	$—	$5.9	$—
Inventories and other current assets, net	2.5	—	5.2	—
Advertising fund restricted assets – current	—	57.5	—	53.0
Property and equipment, net	4.9	37.4	10.7	55.7
Other assets, net	0.1	0.1	0.2	0.4

Total assets	$10.3	$95.0	$22.0	$109.1

Notes payable to Tim Hortons – current (1)	$4.6	$9.6	$9.2	$11.4
Other accrued liabilities	3.6	0.1	7.5	0.2
Advertising fund liabilities – current	—	49.1	—	45.5
Notes payable to Tim Hortons – long-term (1)	—	30.2	0.3	45.5
Long-term debt	1.1	—	—	—
Other liabilities, net	0.3	6.0	3.9	6.5

Total liabilities	9.6	95.0	20.9	109.1

Equity of VIEs	0.7	—	1.1	—

Total liabilities and equity	$10.3	$95.0	$22.0	$109.1

(1)	Various assets and liabilities are eliminated upon the consolidation of these VIEs.

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

Note 26. Segment Reporting

Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. We generate revenue from four sources: (i) sales exclusive to Tim Hortons franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers; (ii) property revenues from properties we lease or sublease to franchisees; (iii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iv) sales at Company restaurants.

Prior to 2015, we had five operating segments consisting of TH and four geographical regions of BK. We completed an internal reorganization of our business following the Transactions, which resulted in two brand presidents, both of whom report to our chief operating decision maker (“CODM”), who is our Chief Executive Officer. This reorganization changed the way our CODM manages and evaluates our business. Accordingly, during the first quarter of 2015, we determined we had two operating segments: (1) TH, which includes all operations of our Tim Hortons brand and (2) BK, which includes all operations of our Burger King brand.

We also determined that our two operating segments represent our reportable segments. This change had no effect on our previously reported consolidated results of operations, financial position or cash flows. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation.

The following tables present revenues, segment income, depreciation and amortization, (income) loss from equity method investments, capital expenditures, assets, and long-lived assets by segment (in millions):

	2015	2014	2013
Revenues:
TH	$2,956.9	$143.6	$—
BK	1,095.3	1,055.2	1,146.3

Total revenues	$4,052.2	$1,198.8	$1,146.3

Total revenues in Canada were $2,623.2 million in 2015, $152.0 million in 2014, and $60.9 million in 2013. Total revenues outside of Canada were $1,429.0 million in 2015, $1,046.8 million in 2014, and $1,085.4 million in 2013.

The United States represented 10% or more of our total revenues in each period presented. Total revenues in the United States were $982.2 million in 2015, $630.9 million in 2014, and $604.4 million in 2013.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to exclude the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, net of cash distributions received from equity method investments, and all other specifically identified items that management believes do not directly reflect our core operations. Adjusted EBITDA assists management in comparing segment performance by removing the impact of such items, including acquisition accounting impact on cost of sales and TH transaction and restructuring costs. A reconciliation of segment income to net income (loss) consists of the following:

	2015	2014	2013
Segment Income:
TH	$906.7	$34.9	$—
BK	759.5	726.0	665.6

Adjusted EBITDA	1,666.2	760.9	665.6
Share-based compensation and non-cash incentive compensation expense	51.8	37.3	17.6
Aquisition accounting impact on cost of sales	0.5	11.8	—
TH transaction and restructuring costs	116.7	125.0	—
Global portfolio realignment project costs	—	—	26.2
Impact of equity method investments (a)	17.7	9.5	12.7
Other operating expenses (income), net	105.5	327.4	21.3

EBITDA	1,374.0	249.9	587.8
Depreciation and amortization	181.8	68.8	65.6

Income from operations	1,192.2	181.1	522.2
Interest expense, net	478.3	279.7	200.0
Loss on early extinguishment of debt	40.0	155.4	—
Income tax expense	162.2	14.9	88.5

Net income (loss)	$511.7	$(268.9)	$233.7

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

	2015	2014	2013
Depreciation and Amortization:
TH	$121.4	$4.5	$—
BK	60.4	64.3	65.6

Total depreciation and amortization	$181.8	$68.8	$65.6

	2015	2014	2013
(Income) Loss from Equity Method Investments:
TH	$(7.9)	$(0.3)	$—
BK	12.0	9.8	12.7

Total (income) loss from equity method investments	$4.1	$9.5	$12.7

	2015	2014	2013
Capital Expenditures:
TH	$88.1	$8.0	$—
BK	27.2	22.9	25.5

Total capital expenditures	$115.3	$30.9	$25.5

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2015	2014	2015	2014
TH	$12,646.8	$14,814.4	$1,407.5	$1,667.0
BK	4,693.1	5,277.6	860.3	910.0
Unallocated	1,068.6	1,251.0	—	—

Total	$18,408.5	$21,343.0	$2,267.8	$2,577.0

Long-lived assets include Property and equipment, net, and Net investment in property leased to franchisees. Long-lived assets in Canada totaled $1,056.9 million as of December 31, 2015 and $1,288.8 million as of December 31, 2014. Long-lived assets in the United States totaled $1,187.0 million as of December 31, 2015 and $1,261.3 million as of December 31, 2014. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2015 and December 31, 2014.

Note 27. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data):

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$933.3	$1,042.1	$1,019.8	$1,057.0
Income from operations	$224.1	$302.1	$344.2	$321.8
Net income	$50.6	$93.7	$182.9	$184.5
Earnings (loss) per unit - basic:
Class A common units	$(0.04)	$0.05	$0.25	$0.25
Partnership exchangeable units	$(0.04)	$0.05	$0.25	$0.25
Earnings (loss) per unit - diluted:
Class A common units	$(0.04)	$0.05	$0.25	$0.25
Partnership exchangeable units	$(0.04)	$0.05	$0.25	$0.25

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$240.9	$261.2	$278.9	$417.8
Income (loss) from operations	$131.3	$151.5	$0.9	$(102.6)
Net income (loss)	$60.4	$75.1	$(23.5)	$(380.9)
Earnings (loss) per unit / share - basic:
Class A common units	—	—	—	$(1.63)
Partnership exchangeable units	—	—	—	$(1.63)
Common shares	$0.17	$0.21	$(0.07)	$(0.52)
Earnings (loss) per unit / share - diluted:
Class A common units	—	—	—	$(1.63)
Partnership exchangeable units	—	—	—	$(1.63)
Common shares	$0.17	$0.21	$(0.07)	$(0.52)

Note 28. Supplemental Financial Information

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

The following represents the condensed consolidating financial information for the Parent Issuer and its restricted subsidiaries (“Consolidated Borrowers”) on a consolidated basis, together with eliminations, as of and for the periods indicated. The condensed consolidating financial information of Partnership is combined with the financial information of its wholly-owned subsidiaries that are also parent entities of the Parent Issuer and presented in a single column under the heading “RBILP”. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Issuers and Partnership operated as independent entities.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(In millions)

As of December 31, 2015

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$753.7	$—	$—	$753.7
Restricted cash and cash equivalents	—	—	—	—
Trade and notes receivable, net	421.7	—	—	421.7
Inventories and other current assets, net	132.2	—	—	132.2
Advertising fund restricted assets	57.5	—	—	57.5
Deferred income taxes, net	—	—	—	—

Total current assets	1,365.1	—	—	1,365.1

Property and equipment, net	2,150.6	—	—	2,150.6
Intangible assets, net	9,147.8	—	—	9,147.8
Goodwill	4,574.4	—	—	4,574.4
Net investment in property leased to franchisees	117.2	—	—	117.2
Intercompany receivable	—	128.3	(128.3)	—
Investment in subsidiaries	—	6,210.1	(6,210.1)	—
Other assets, net	1,053.4	—	—	1,053.4

Total assets	$18,408.5	$6,338.4	$(6,338.4)	$18,408.5

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$361.5	$—	$—	$361.5
Accrued advertising	45.2	—	—	45.2
Other accrued liabilities	310.0	128.3	—	438.3
Gift card liability	168.5	—	—	168.5
Advertising fund liabilities	48.4	—	—	48.4
Current portion of long term debt and capital leases	56.1	—	—	56.1

Total current liabilities	989.7	128.3	—	1,118.0

Term debt, net of current portion	8,462.3	—	—	8,462.3
Capital leases, net of current portion	203.4	—	—	203.4
Other liabilities, net	795.9	—	—	795.9
Payables to affiliates	128.3	—	(128.3)	—
Deferred income taxes, net	1,618.8	—	—	1,618.8

Total liabilities	12,198.4	128.3	(128.3)	12,198.4

Partnership preferred units	—	3,297.0	—	3,297.0

Partners’ capital:
Class A common units	—	2,876.7	—	2,876.7
Partnerhsip exchangeable units	—	1,503.5	—	1,503.5
Common shares	7,318.1	—	(7,318.1)	—
Retained earnings	359.1	—	(359.1)	—
Accumulated other comprehensive income (loss)	(1,467.8)	(1,467.8)	1,467.8	(1,467.8)

Total Partners’ capital/shareholders’ equity	6,209.4	2,912.4	(6,209.4)	2,912.4
Noncontrolling interests	0.7	0.7	(0.7)	0.7

Total equity	6,210.1	2,913.1	(6,210.1)	2,913.1

Total liabilities, Partnership preferred units and equity	$18,408.5	$6,338.4	$(6,338.4)	$18,408.5

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions)

2015

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,169.0	$—	$—	$2,169.0
Franchise and property revenues	1,883.2	—	—	1,883.2

Total revenues	4,052.2	—	—	4,052.2
Cost of sales	1,809.5	—	—	1,809.5
Franchise and property expenses	503.2	—	—	503.2
Selling, general and administrative expenses	437.7	—	—	437.7
(Income) loss from equity method investments	4.1	—	—	4.1
Other operating expenses (income), net	105.5	—	—	105.5

Total operating costs and expenses	2,860.0	—	—	2,860.0

Income from operations	1,192.2	—	—	1,192.2
Interest expense, net	478.3	—	—	478.3
Loss on early extinguishment of debt	40.0	—	—	40.0

Income (loss) before income taxes	673.9	—	—	673.9
Income tax expense	162.2	—	—	162.2

Net income (loss)	511.7	—	—	511.7
Equity in earnings of consolidated subsidiaries	—	511.7	(511.7)	—

Net income (loss)	511.7	511.7	(511.7)	511.7

Net income (loss) attributable to noncontrolling interests	3.4	3.4	(3.4)	3.4
Partnership preferred unit distributions	—	271.2	—	271.2

Net income (loss) attributable to common unitholders / shareholders	$508.3	$237.1	$(508.3)	$237.1

Total comprehensive income (loss)	$(707.6)	$(707.6)	$707.6	$(707.6)

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

(In millions)

2015

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$511.7	$511.7	$(511.7)	$511.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(511.7)	511.7	—
Depreciation and amortization	182.0	—	—	182.0
Loss on early extinguishment of debt	40.0	—	—	40.0
Amortization of deferred financing costs and debt issuance discount	34.9	—	—	34.9
(Income) loss from equity method investments	4.1	—	—	4.1
Loss (gain) on remeasurement of foreign denominated transactions	37.0	—	—	37.0
Amortization of defined benefit pension and postretirement items	(0.4)	—	—	(0.4)
Net losses (gains) on derivatives	53.6	—	—	53.6
Net losses (gains) on refranchisings and dispositions of assets	5.4	—	—	5.4
Bad debt expense (recoveries), net	4.1	—	—	4.1
Share-based compensation expense	50.8	—	—	50.8
Acquisition accounting impact on cost of sales	0.5	—	—	0.5
Deferred income taxes	(32.3)	—	—	(32.3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Restricted cash and cash equivalents	79.2	—	—	79.2
Trade and notes receivable	(26.2)	—	—	(26.2)
Inventories and other current assets	9.2	—	—	9.2
Accounts and drafts payable	191.2	—	—	191.2
Accrued advertising	32.9	—	—	32.9
Other accrued liabilities	53.2	—	—	53.2
Other long-term assets and liabilities	(30.2)	—	—	(30.2)

Net cash provided by operating activities	1,200.7	—	—	1,200.7

Cash flows from investing activities:
Payments for property and equipment	(115.3)	—	—	(115.3)
Proceeds (payments) from refranchisings, disposition of assets and restaurant closures	19.6	—	—	19.6
Net payments for acquired and disposed franchisee operations, net of cash acquired	—	—	—	—
Net payment for purchase of Tim Hortons, net of cash acquired	—	—	—	—
Return of investment on direct financing leases	16.3	—	—	16.3
Settlement/sale of derivatives, net	14.2	—	—	14.2
Other investing activities, net	3.7	—	—	3.7

Net cash provided by (used for) investing activities	(61.5)	—	—	(61.5)

Cash flows from financing activities:
Proceeds from term debt	—	—	—	—
Proceeds from Senior Notes	1,250.0	—	—	1,250.0
Proceeds from issuance of preferred units, net	—	—	—	—
Repayments of term debt, Senior Notes, Discount Notes and capital leases	(2,627.8)	—		(2,627.8)
Payment of financing costs	(81.3)	—	—	(81.3)
Dividends paid on Partnership units	—	(362.4)	—	(362.4)
Repurchase of Partnership exchangeable units	—	(293.7)		(293.7)
Proceeds from stock option/warrant exercises	3.0	—	—	3.0
Proceeds from issuance of shares	2.1	—	—	2.1
Excess tax benefits from equity-based compensation	0.5	—	—	0.5
Repurchases of common stock	—	—	—	—
Distributions from subsidiaries	(656.1)	656.1	—	—
Other financing activities, net	(5.6)	—	—	(5.6)

Net cash provided by (used for) financing activities	(2,115.2)	—	—	(2,115.2)

Effect of exchange rates on cash and cash equivalents	(73.5)	—	—	(73.5)
Increase (decrease) in cash and cash equivalents	(1,049.5)	—	—	(1,049.5)
Cash and cash equivalents at beginning of period	1,803.2	—	—	1,803.2

Cash and cash equivalents at end of period	$753.7	$—	$—	$753.7

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2014

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,803.2	$—	$—	$1,803.2
Restricted cash and cash equivalents	84.5	—	—	84.5
Trade and notes receivable, net	441.2	—	—	441.2
Inventories and other current assets, net	171.2	—	—	171.2
Advertising fund restricted assets	53.0	—	—	53.0
Deferred income taxes, net	86.6	—	—	86.6

Total current assets	2,639.7	—	—	2,639.7

Property and equipment, net	2,436.5	—	—	2,436.5
Intangible assets, net	10,445.1	—	—	10,445.1
Goodwill	5,235.7	—	—	5,235.7
Net investment in property leased to franchisees	140.5	—	—	140.5
Intercompany receivable	—	13.8	(13.8)	—
Investment in subsidiaries	—	7,636.8	(7,636.8)	—
Other assets, net	445.5	—	—	445.5

Total assets	$21,343.0	$7,650.6	$(7,650.6)	$21,343.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$223.0	$—	$—	$223.0
Accrued advertising	25.9	—	—	25.9
Other accrued liabilities	321.4	13.8	—	335.2
Gift card liability	187.0	—	—	187.0
Advertising fund liabilities	45.5	—	—	45.5
Current portion of long term debt and capital leases	1,128.8	—	—	1,128.8

Total current liabilities	1,931.6	13.8	—	1,945.4

Term debt, net of current portion	8,826.5	—	—	8,826.5
Capital leases, net of current portion	243.7	—	—	243.7
Other liabilities, net	707.8	—	—	707.8
Payables to affiliates	13.8	—	(13.8)	—
Deferred income taxes, net	1,982.8	—	—	1,982.8

Total liabilities	13,706.2	13.8	(13.8)	13,706.2

Partnership preferred units	—	3,297.0	—	3,297.0

Partners’ capital:
Class A common units	—	1,986.1	—	1,986.1
Partnerhsip exchangeable units	—	2,600.9	—	2,600.9
Common shares	8,033.2	—	(8,033.2)	—
Accumulated deficit	(149.2)	—	149.2	—
Accumulated other comprehensive income (loss)	(248.5)	(248.5)	248.5	(248.5)

Total Partners’ capital/shareholders’ equity	7,635.5	4,338.5	(7,635.5)	4,338.5
Noncontrolling interests	1.3	1.3	(1.3)	1.3

Total equity	7,636.8	4,339.8	(7,636.8)	4,339.8

Total liabilities, Partnership preferred units and equity	$21,343.0	$7,650.6	$(7,650.6)	$21,343.0

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

2014

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$167.4	$—	$—	$167.4
Franchise and property revenues	1,031.4	—	—	1,031.4

Total revenues	1,198.8	—	—	1,198.8
Cost of sales	156.4	—	—	156.4
Franchise and property expenses	179.0	—	—	179.0
Selling, general and administrative expenses	345.4	—	—	345.4
(Income) loss from equity method investments	9.5	—	—	9.5
Other operating expenses (income), net	327.4	—	—	327.4

Total operating costs and expenses	1,017.7	—	—	1,017.7

Income from operations	181.1	—	—	181.1
Interest expense, net	279.7	—	—	279.7
Loss on early extinguishment of debt	155.4	—	—	155.4

Income (loss) before income taxes	(254.0)	—	—	(254.0)
Income tax expense	14.9	—	—	14.9

Net income (loss)	(268.9)	—	—	(268.9)
Equity in earnings of consolidated subsidiaries	—	(268.9)	268.9	—

Net income (loss)	(268.9)	(268.9)	268.9	(268.9)

Net income (loss) attributable to noncontrolling interests	0.2	0.2	(0.2)	0.2
Partnership preferred unit distributions	—	13.8	—	13.8
Accretion of Partnership preferred units	—	546.4	—	546.4

Net income (loss) attributable to common unitholders / shareholders	$(269.1)	$(829.3)	$269.1	$(829.3)

Total comprehensive income (loss)	$(572.0)	$(572.0)	$572.0	$(572.0)

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

2014

	Consolidated Borrowers	RBI	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss) attributable to controlling and noncontrolling interests	$(268.9)	$(268.9)	$268.9	$(268.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	268.9	(268.9)	—
Depreciation and amortization	68.8	—	—	68.8
Loss on early extinguishment of debt	127.3	—	—	127.3
Amortization of deferred financing costs and debt issuance discount	60.2	—	—	60.2
(Income) loss from equity method investments	9.5	—	—	9.5
Loss (gain) on remeasurement of foreign denominated transactions	(6.2)	—	—	(6.2)
Amortization of defined benefit pension and postretirement items	(3.9)	—	—	(3.9)
Net losses (gains) on derivatives	297.5	—	—	297.5
Net losses (gains) on refranchisings and dispositions of assets	17.6	—	—	17.6
Bad debt expense (recoveries), net	1.9	—	—	1.9
Share-based compensation expense	43.1	—	—	43.1
Acquisition accounting impact on cost of sales	11.8			11.8
Deferred income taxes	(61.9)	—	—	(61.9)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Restricted cash and cash equivalents	(36.4)	—	—	(36.4)
Trade and notes receivable	(24.5)	—	—	(24.5)
Inventories and other current assets	(23.0)	—	—	(23.0)
Accounts and drafts payable	(17.9)	—	—	(17.9)
Accrued advertising	(35.9)	—	—	(35.9)
Other accrued liabilities	122.7	—	—	122.7
Other long-term assets and liabilities	(22.5)		—	(22.5)

Net cash provided by operating activities	259.3	—	—	259.3

Cash flows from investing activities:
Payments for property and equipment	(30.9)	—	—	(30.9)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	(7.8)	—	—	(7.8)
Net payments for acquired and disposed franchisee operations, net of cash acquired	(3.9)	—	—	(3.9)
Net payment for purchase of Tim Hortons, net of cash acquired	(7,374.7)	—	—	(7,374.7)
Return of investment on direct financing leases	15.5	—	—	15.5
Settlement/sale of derivatives	(388.9)	—	—	(388.9)
Other investing activities	(0.1)	—	—	(0.1)

Net cash provided by (used for) investing activities	(7,790.8)	—	—	(7,790.8)

Cash flows from financing activities:
Proceeds from term debt	6,682.5	—	—	6,682.5
Proceeds from Senior Notes	2,250.0	—	—	2,250.0
Proceeds from issuance of preferred units	—	2,998.2	—	2,998.2
Repayments of term debt, Senior Notes, Discount Notes and capital leases	(3,102.0)	—	—	(3,102.0)
Payment of financing costs	(158.0)	—	—	(158.0)
Dividends paid on common stock	(105.6)	—	—	(105.6)
Proceeds from stock option/warrant exercises	0.5	—	—	0.5
Distributions from sudsidiaries	2,998.2	(2,998.2)	—	—

Net cash provided by (used for) financing activities	8,565.6	—	—	8,565.6

Effect of exchange rates on cash and cash equivalents	(17.8)	—	—	(17.8)
Increase (decrease) in cash and cash equivalents	1,016.3	—	—	1,016.3
Cash and cash equivalents at beginning of period	786.9	—	—	786.9

Cash and cash equivalents at end of period	$1,803.2	$—	$—	$1,803.2

Note 29. Subsequent Event

Dividend

On January 5, 2016, RBI paid a cash dividend of $0.13 per RBI common share to common shareholders of record on November 25, 2015. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.13 per exchangeable unit to holders of record on November 25, 2015. On January 4, 2016, RBI paid a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the fourth calendar quarter of 2015. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On February 16, 2016, the RBI board of directors declared a cash dividend of $0.14 per RBI common share, which will be paid on April 4, 2016 to RBI common shareholders of record on March 3, 2016. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.14 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above. On February 15, 2016, the RBI board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on April 1, 2016. The dividend on the Preferred Shares includes the amount due for the first calendar quarter of 2016. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of RBI, of the effectiveness of the design and operation of Partnership’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control over Financial Reporting

RBI’s management, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding the executive officers of RBI, as general partner of Partnership, set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from RBI’s definitive proxy statement to be filed no later than 120 days after December 31, 2015. We refer to this proxy statement as the RBI Definitive Proxy Statement.

Executive Officers of the Registrant

Set forth below is certain information about RBI’s executive officers. Ages are as of February 26, 2016. For purposes of Canadian securities laws, our chair and vice-chair are deemed to be executive officers; however, given that these individuals are not employees of RBI and do not meet the definition of “executive officer” set out in Rule 3b-7 under the Exchange Act, they are not included below.

Name	Age	Position
Daniel S. Schwartz	35	Chief Executive Officer
Joshua Kobza	29	Chief Financial Officer
José E. Cil	46	President, Burger King
Elias Diaz Sesé	42	President, Tim Hortons
Heitor Gonçalves	50	Chief Information and Performance Officer and Chief People Officer
Jacqueline Friesner	43	Controller and Chief Accounting Officer
Jill Granat	50	General Counsel and Corporate Secretary

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

Joshua Kobza. Mr. Kobza was appointed Chief Financial Officer of RBI on December 15, 2014. From April 11, 2013 until December 14, 2014, Mr. Kobza served as Executive Vice President and Chief Financial Officer of Burger King Worldwide. Mr. Kobza joined Burger King Worldwide in June 2012 as Director, Investor Relations, and was promoted to Senior Vice President, Global Finance in December 2012. From January 2011 until June 2012, Mr. Kobza worked at SIP Capital, a Sao Paulo based private investment firm, where he evaluated investments across a number of industries and geographies. From July 2008 until December 2010, Mr. Kobza served as an analyst in the corporate private equity area of the Blackstone Group in New York City.

José Cil. Mr. Cil was appointed President, Burger King on December 15, 2014. Mr. Cil served as Executive Vice President and President of Europe, the Middle East and Africa for Burger King Worldwide and its predecessor from November 2010 until December 2014. Prior to this role, Mr. Cil was Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as Vice President of Company Operations of Burger King Corporation and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA of a subsidiary of Burger King Corporation. Mr. Cil is a director of Carrols Restaurant Group, Inc., RBI’s largest franchisee.

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

Heitor Gonçalves. Mr. Gonçalves was appointed Chief Information and Performance Officer and Chief People Officer of RBI on December 15, 2014. Mr. Gonçalves served as Executive Vice President, Chief Information and Performance Officer of Burger King Worldwide and its predecessor from October 2010 until December 2012, assuming the additional role of Chief People Officer in April 2013. Prior to joining Burger King Worldwide, Mr. Gonçalves served in multiple strategic roles for Anheuser-Busch InBev from October 2008 to March 2010, including global M&A director and head of Western Europe logistics. From November 2004 to September 2008, Mr. Gonçalves served as VP, Global Rewards at InBev. He served in positions of increasing responsibility at Brahma, a brewing company, and at its successor, AmBev, from September 1995 until October 2004.

Jacqueline Friesner. Ms. Friesner was appointed Principal Accounting Officer and Controller of RBI on December 15, 2014. Ms. Friesner served as Vice President, Controller and Chief Accounting Officer of Burger King Worldwide and its predecessor from March 2011 until December 2014. Prior thereto, Ms. Friesner served as Senior Director, Global Accounting and Reporting of Burger King from December 2010 until March 2011 and as Director, Global and Technical Accounting from November 2008 until December 2010. From October 2002 until December 2010, Ms. Friesner served in positions of increasing responsibility with Burger King Corporation. Before joining Burger King Corporation in October 2002, she was an audit manager at Pricewaterhouse Coopers in Miami, Florida.

Jill Granat. Ms. Granat was appointed General Counsel and Corporate Secretary on December 15, 2014. Ms. Granat served as Senior Vice President, General Counsel and Secretary of Burger King Worldwide and its predecessor since February 2011. Prior to her appointment, Ms. Granat was Vice President and Assistant General Counsel of Burger King Corporation from July 2009 until March 2011. Ms. Granat joined BKC in 1998 as a member of the legal department and served in positions of increasing responsibility with BKC and RBI.

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

Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description	Incorporated by Reference

2.1	Business Combination Agreement and Plan of Merger, dated April 3, 2012, by and among Justice Holdings Limited, Justice Delaware Holdco Inc., Justice Holdco LLC and Burger King Worldwide Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to Burger King Holdings, Inc.’s Form 8-K filed on April 10, 2012.

2.2	Contingent Contribution Agreement, dated April 3, 2012, by and among Justice Holdings Limited, Justice Delaware Holdco Inc., and each of the other parties set forth on the signature pages thereto.	Incorporated herein by reference to Exhibit 2.2 to Burger King Worldwide, Inc.’s Form S-1 (File No. 333-181261).

2.3	Arrangement Agreement and Plan of Merger, dated August 26, 2014, by and among Burger King Worldwide, Inc., 1011773 B.C. Unlimited Liability Company, New Red Canada Partnership, Blue Merger Sub, Inc., 8997900 Canada Inc., and Tim Hortons Inc.	Incorporated herein by reference to Exhibit 2.1 to Burger King Worldwide, Inc.’s Form 8-K filed on August 29, 2014.

2.4	Plan of Arrangement under Section 192 of the Canada Business Corporations Act.	Incorporated herein by reference to Exhibit 2.2 to Registrant’s Form 8-K filed on December 12, 2014.

3.1	Articles of Incorporation of the Restaurant Brands International Inc., as amended.	Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

3.2	Amended and Restated By-Law 1 of the Restaurant Brands International Inc.	Incorporated herein by reference to Exhibit 3.4 to Registrant’s Form 8-K filed on December 12, 2014.

4.1	Registration Rights Agreement between Burger King Worldwide, Inc., and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to Exhibit 4.3 to Burger King Worldwide, Inc.’s Form S-8 (File No. 333-182232).

4.2	Registration Rights Agreement between Burger King Worldwide Inc., and Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and William Ackman.	Incorporated herein by reference to Exhibit 4.4 to Burger King Worldwide, Inc.’s Form S-8 (File No. 333-182232).

4.3(a)	Indenture, dated October 8, 2014, between 1011778 B.C. Unlimited Liability Company, as Issuer, New Red Finance, Inc., as Co-Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Form S-4 (File No. 333-198769).

4.3(b)	Form of 6.00% Second Lien Senior Secured Notes due 2022 (included in Exhibit 4.3(a)).	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Form S-4 (File No. 333-198769).

4.3(c)	First Supplemental Indenture, dated as of December 12, 2014, by and among 1011778 B.C. Unlimited Liability Company, New Red Finance, Inc., the parties that are signatories thereto as Guarantors, and Wilmington Trust National Association, as Trustee and Collateral Agent.	Incorporated herein by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on December 12, 2014.

4.4	Securities Purchase Agreement, dated August 26, 2014, between 1011778 B.C. Unlimited Liability Company and Berkshire Hathaway Inc.	Incorporated herein by reference to Exhibit 4.3 to Registrant’s Form 8-K filed on December 12, 2014.

4.5(a)	Trust Indenture, dated June 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on June 1, 2010.

4.5(b)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on June 1, 2010.

4.5(c)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on December 1, 2010.

4.5(d)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on December 1, 2010.

4.5(e)	Second Supplemental Trust Indenture, dated November 29, 2013, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on December 5, 2013.

4.5(f)	Supplement to Guarantee, dated November 29, 2013, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on December 5, 2013.

4.5(g)	Third Supplemental Trust Indenture, dated March 28, 2014, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on March 28, 2014.

4.5(h)	Supplement to Guarantee, dated March 28, 2014, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on March 28, 2014.

4.5(i)	Fourth Supplemental Trust Indenture, dated December 12, 2014, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.5(i) to the Annual Report on Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

4.5(j)	Deed of Guarantee dated April 16, 2015 by Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, in favor of BNY Trust Company of Canada.	Incorporated herein by reference to Exhibit 4.5(j) to Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

4.6(a)	Indenture, dated as of May 22, 2015, between 1011778 B.C. Unlimited Liability Company, as Issuer, New Red Finance, Inc., as Co-Issuer, the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Restaurant Brands International Inc. filed on May 26, 2015.

4.6(b)	Form of 4.625% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.6(a)).	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Restaurant Brands International Inc. filed on May 26, 2015.

4.7	Form of Senior Indenture	Incorporated herein by reference to Exhibit 4.6 to the Form S-3ASR of Restaurant Brands International Inc. filed on December 3, 2015.

4.8	Form of Subordinated Indenture	Incorporated herein by reference to Exhibit 4.7 to the Form S-3ASR of Restaurant Brands International Inc. filed on December 3, 2015.

4.9	Registration Rights Agreement dated as of December 12, 2014 by and among Restaurant Brands International Inc. and National Indemnity Company	Incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Restaurant Brands International Inc. filed on February 26, 2016.

9.1	Voting Trust Agreement, dated December 12, 2014, between Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, and Computershare Trust Company of Canada.	Incorporated herein by reference to Exhibit 3.6 to Form 8-K filed by Restaurant Brands International Inc. on December 12, 2014.

10.1*	Burger King Savings Plan, including all amendments thereto.	Incorporated herein by reference to Exhibit 10.40 to Burger King Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-144592).

10.2(a)*	2011 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.4 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.2(b)*	Form of Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.77 to Burger King Holdings, Inc.’s Form 10-Q filed on May 12, 2011.

10.3(a)*	Employment Agreement by and between Burger King Corporation and Jose Cil, dated November 2, 2010.	Incorporated herein by reference to Exhibit 10.78 to Burger King Holdings, Inc.’s Form 10-K filed on March 14, 2012.

10.3(b)*	Assignment Letter from Jose Tomas, Chief Human Resources Officer, Burger King Corporation to Jose Cil dated November 2, 2010.	Incorporated herein by reference to Exhibit 10.79 to Burger King Holdings, Inc.’s Form 10-K filed on March 14, 2012.

10.4(a)*	Amended and Restated 2012 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.2 to the Form S-8 filed by Restaurant Brands International Inc. (File No. 333-200997).

10.4(b)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to Burger King Worldwide, Inc.’s Form 10-K filed on February 22, 2013.

10.4(c)*	Form of Matching Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.26 to Burger King Worldwide, Inc.’s Form 10-K filed on February 22, 2013.

10.4(d)*	Form of Amendment to Option Award Agreement.	Incorporated herein by reference to Exhibit 10.28 to Burger King Worldwide, Inc.’s Form 10-Q filed on April 26, 2013.

10.4(e)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.29 to Burger King Worldwide, Inc.’s Form 10-Q filed on July 31, 2013.

10.4(f)*	Form of Board Member Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.30 to Burger King Worldwide, Inc.’s Form 10-Q filed on July 31, 2013.

10.4(g)*	Form of Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.32 to Burger King Worldwide, Inc.’s Form 10-Q filed on October 28, 2013.

10.4(h)*	Form of Board Member Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.33 to Burger King Worldwide, Inc.’s Form 10-Q filed on October 28, 2013.

10.4(i)*	Form of Board Member Restricted Stock Unit Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35 to Burger King Worldwide, Inc.’s Form 10-K filed on February 21, 2014.

10.4(j)*	Form of Matching Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.36 to Burger King Worldwide, Inc.’s Form 10-K filed on February 21, 2014.

10.5	Burger King Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.1 to Burger King Worldwide, Inc.’s Form 8-K filed on June 25, 2012.

10.6(a)*	Amended and Restated Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc. under 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to Burger King Worldwide, Inc.’s Form 10-K filed on February 21, 2014.

10.6(b)*	Amended and Restated Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc. under 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.38 to Burger King Worldwide, Inc.’s Form 10-K filed on February 21, 2014.

10.7*	Burger King Corporation U.S. Severance Pay Plan.	Incorporated herein by reference Exhibit 10.31 to Burger King Worldwide, Inc.’s Form 10-Q filed on October 28, 2013.

10.8	Voting Agreement, dated August 26, 2014, by and among Tim Hortons Inc. and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to Exhibit 10.1 to the Form S-4 filed by Restaurant Brands International Inc. (File No. 333-198769).

10.9	Form of Lock-Up Agreement between Tim Hortons Directors and Burger King Worldwide, Inc.	Incorporated herein by reference to Exhibit 10.4 to the Form S-4 filed by Restaurant Brands International Inc. (File No. 333-198769).

10.10(a)	Credit Agreement, dated October 27, 2014, among 1011778 B.C. Unlimited Liability Company, as the Parent Borrower, New Red Finance, Inc., as the Subsidiary Borrower, 1013421 B.C. Unlimited Liability Company, as Holdings, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, the Lenders Party thereto, Wells Fargo Bank, National Association, as Syndication Agent, the Parties listed thereto as Co-Documentation Agents, J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and Merrill Lynch, Pierce, Fenner and Smith, Incorporated, as Joint Book Runners.	Incorporated herein by reference to Exhibit 4.2 to the Form S-4 filed by Restaurant Brands International Inc. (File No. 333-198769).

10.10(b)	Guaranty, dated December 12, 2014, among 1013421 B.C. Unlimited Liability Company, as Guarantor, Certain Subsidiaries defined therein, as Guarantors, and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by Restaurant Brands International Inc. on December 12, 2014.

10.10(c)	Amendment No. 1, dated May 22, 2015, to the Credit Agreement dated as of October 27, 2014, among 1011778 B.C. Unlimited Liability Company, an unlimited liability company organized under the laws of British Columbia, New Red Finance, Inc., a Delaware corporation, 1013421 B.C. Unlimited Liability Company, an unlimited liability company organized under the laws of British Columbia, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender and each L/C issuer and lender from time to time party thereto.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by Restaurant Brands International Inc. on May 26, 2015.

10.11(a)*	2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 filed by Restaurant Brands International Inc. (File No. 333-200997).

10.11(b)*	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(c)*	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(d)*	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(e)*	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(f)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.12	Amended and Restated Limited Partnership Agreement, dated December 11, 2014, between Restaurant Brands International Inc., 8997896 Canada Inc. and each person who is admitted as a Limited Partner in accordance with the terms of the agreement.	Incorporated herein by reference to Exhibit 3.5 to Registrant’s Form 8-K filed on December 12, 2014.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.14*	Consulting Agreement, dated December 15, 2014, between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.15	Tim Hortons Inc. Form of Indemnification Agreement for directors, officers and others, as applicable.	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Tim Hortons Inc. filed on September 28, 2009.

10.16(a)*	2006 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.5 to the Form S-8 filed by Restaurant Brands International Inc. (File No. 333-200997).

10.16(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2010 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 12, 2010.

10.16(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2011 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 11, 2011.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 filed by Restaurant Brands International Inc. (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.18*	Tim Hortons Inc. Nonqualified Stock Option Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10(a) to the Form 10-Q of Tim Hortons Inc. filed on November 7, 2013.

10.19*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.19 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.20*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.20 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.21*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.21 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.22*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.23*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.24*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.25*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.25 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.26*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.26 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.27*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.27 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.28*	Amended and Restated Consulting Agreement dated as of March 31, 2015 between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.28 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.29	Purchase Agreement dated May 14, 2015 among J.P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).	Incorporated herein by reference to Exhibit 10.29 to the Form 10-Q of Restaurant Brands International Inc. filed on July 31, 2015.

10.30*	Award Agreement Amendment dated August 12, 2015 between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.30 to the Form 10-Q of Restaurant Brands International Inc. filed on October 30, 2015.

10.31*	Tax Equalization Letter dated July 1, 2015 between Restaurant Brands International Inc. and Elias Diaz-Sese	Incorporated herein by reference to Exhibit 10.31 to the Form 10-Q of Restaurant Brands International Inc. filed on October 30, 2015.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement	Incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Restaurant Brands International Inc. filed on October 30, 2015.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Restaurant Brands International Inc. filed on September 1, 2015

10.34	Underwriting Agreement dated December 9, 2015 among Restaurant Brands International Inc., Morgan Stanley & Co. LLC, Morgan Stanley Canada Limited and Holdings L115 LP	Incorporated herein by reference to Exhibit 1.1 to Restaurant Brands International Inc. Form 8-K filed on December 10, 2015.

21.1	List of Subsidiaries of the Registrant.	Filed herewith

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contract or compensatory plan or arrangement

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Schwartz Daniel Schwartz	Chief Executive Officer and Director of Restaurant Brands International Inc. (principal executive officer)	February 26, 2016

/s/ Joshua Kobza Joshua Kobza	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer)	February 26, 2016

/s/ Jacqueline Friesner Jacqueline Friesner	Controller and Chief Accounting Officer of Restaurant Brands International Inc. (principal accounting officer)	February 26, 2016

/s/ Alexandre Behring Alexandre Behring	Executive Chairman of Restaurant Brands International Inc.	February 26, 2016

/s/ Marc Caira Marc Caira	Vice Chairman of Restaurant Brands International Inc.	February 26, 2016

/s/ Martin Franklin Martin Franklin	Director of Restaurant Brands International Inc.	February 26, 2016

/s/ Paul J. Fribourg Paul J. Fribourg	Director of Restaurant Brands International Inc.	February 26, 2016

/s/ Alan Parker Alan Parker	Director of Restaurant Brands International Inc.	February 26, 2016

/s/ Carlos Alberto Sicupira Carlos Alberto Sicupira	Director of Restaurant Brands International Inc.	February 26, 2016

/s/ Roberto Thompson Motta Roberto Thompson Motta	Director of Restaurant Brands International Inc.	February 26, 2016

/s/ Alexandre Van Damme Alexandre Van Damme	Director of Restaurant Brands International Inc.	February 26, 2016

/s/ Thomas Milroy Thomas Milroy	Director of Restaurant Brands International Inc.	February 26, 2016

/s/ John Lederer John Lederer	Director of Restaurant Brands International Inc.	February 26, 2016

EXHIBIT INDEX

Exhibit Number	Description

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document