Form 10-Q
period 2016-09-30
Restaurant Brands International Limited Partnership
filed 2016-10-24
CIK 1618755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 20, 2016, there were 227,049,533 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information

Item 1. Financial Statements

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except share data)

(unaudited)

	As of
	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,228.6	$753.7
Trade and notes receivable, net of allowance of $14.1 million and $14.2 million, respectively	374.3	421.7
Inventories and other current assets, net	170.8	132.2
Advertising fund restricted assets	57.7	57.5

Total current assets	1,831.4	1,365.1
Property and equipment, net of accumulated depreciation of $446.6 million and $339.3 million, respectively	2,095.8	2,150.6
Intangible assets, net	9,434.0	9,147.8
Goodwill	4,762.0	4,574.4
Net investment in property leased to franchisees	100.1	117.2
Other assets, net	942.0	1,053.4

Total assets	$19,165.3	$18,408.5

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$352.1	$361.5
Other accrued liabilities	506.8	438.3
Gift card liability	124.2	168.5
Advertising fund liabilities	112.7	93.6
Current portion of long term debt and capital leases	94.1	56.1

Total current liabilities	1,189.9	1,118.0
Term debt, net of current portion	8,421.3	8,462.3
Capital leases, net of current portion	213.9	203.4
Other liabilities, net	903.5	795.9
Deferred income taxes, net	1,648.7	1,618.8

Total liabilities	12,377.3	12,198.4

Partnership preferred units; $43.775848 par value; 68,530,939 authorized, issued and outstanding at September 30, 2016 and December 31, 2015	3,297.0	3,297.0
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at September 30, 2016 and December 31, 2015	3,235.9	2,876.7
Partnership exchangeable units; 227,049,533 issued and outstanding at September 30, 2016; 233,739,648 issued and outstanding at December 31, 2015	1,402.6	1,503.5
Accumulated other comprehensive income (loss)	(1,151.9)	(1,467.8)

Total Partners’ capital	3,486.6	2,912.4
Noncontrolling interests	4.4	0.7

Total equity	3,491.0	2,913.1

Total liabilities, Partnership preferred units and equity	$19,165.3	$18,408.5

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions of U.S. dollars, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Sales	$586.4	$545.9	$1,635.5	$1,613.2
Franchise and property revenues	489.3	473.8	1,398.9	1,382.0

Total revenues	1,075.7	1,019.7	3,034.4	2,995.2
Cost of sales	455.0	446.6	1,279.0	1,354.6
Franchise and property expenses	111.9	114.4	330.2	365.2
Selling, general and administrative expenses	82.2	104.3	228.5	317.3
(Income) loss from equity method investments	(2.6)	1.0	(16.6)	5.7
Other operating expenses (income), net	8.7	9.4	38.2	82.2

Total operating costs and expenses	655.2	675.7	1,859.3	2,125.0

Income from operations	420.5	344.0	1,175.1	870.2
Interest expense, net	117.3	116.0	349.6	362.3
(Gain) loss on early extinguishment of debt	—	0.4	—	40.0

Income before income taxes	303.2	227.6	825.5	467.9
Income tax expense	64.6	44.7	171.0	140.7

Net income	238.6	182.9	654.5	327.2

Net income attributable to noncontrolling interests (Note 12)	1.0	0.9	2.8	2.9
Partnership preferred unit distributions	67.5	67.5	202.5	203.7

Net income attributable to common unitholders	$170.1	$114.5	$449.2	$120.6

Earnings per unit - basic and diluted (Note 4)
Class A common units	$0.43	$0.25	$1.12	$0.26
Partnership exchangeable units	$0.37	$0.25	$0.97	$0.26
Weighted average units outstanding - basic and diluted (Note 4)
Class A common units	202.0	202.0	202.0	202.0
Partnership exchangeable units	227.1	265.0	228.0	265.0
Distributions per unit
Class A common units	$0.19	$0.12	$0.52	$0.31
Partnership exchangeable units	$0.16	$0.12	$0.45	$0.31

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$238.6	$182.9	$654.5	$327.2
Foreign currency translation adjustment	(131.7)	(644.8)	538.8	(1,543.5)
Net change in fair value of net investment hedges, net of tax of $(2.7), $(51.8), $25.9 and $(94.6)	17.4	345.9	(173.7)	572.0
Net change in fair value of cash flow hedges, net of tax of $(0.7), $11.8, $20.7 and $33.1	2.4	(33.6)	(58.6)	(92.6)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(1.9), $0, $(3.7) and $(7.3)	5.4	0.2	10.5	19.2
Pension and post-retirement benefit plans, net of tax of $0, $0, $0 and $0.1	—	—	—	(0.1)
Amortization of prior service (credits) costs, net of tax of $0.3, $0.3, $0.9 and $0.8	(0.4)	(0.4)	(1.3)	(1.3)
Amortization of actuarial (gains) losses, net of tax of $0, $(0.3), $(0.1) and $(0.8)	0.1	0.4	0.2	1.3

Other comprehensive income (loss)	(106.8)	(332.3)	315.9	(1,045.0)

Comprehensive income (loss)	131.8	(149.4)	970.4	(717.8)
Comprehensive income (loss) attributable to noncontrolling interests	1.0	0.9	2.8	2.9
Comprehensive income attributable to preferred unitholders	67.5	67.5	202.5	203.7

Comprehensive income (loss) attributable to common unitholders	$63.3	$(217.8)	$765.1	$(924.4)

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(In millions of U.S. dollars, except per share data)

(unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2015	202.0	$2,876.7	233.7	$1,503.5	$(1,467.8)	$0.7	$2,913.1
Distributions declared on Class A common units	—	(105.0)	—	—	—	—	(105.0)
Distributions declared on partnership exchangeable units	—	—	—	(102.3)	—	—	(102.3)
Preferred unit distributions	—	(102.2)	—	(100.3)	—	—	(202.5)
Exchange of Partnership exchangeable units for RBI common shares	—	220.6	(6.7)	(220.6)	—	—	—
Capital contribution from RBI Inc.	—	44.9	—	—	—	—	44.9
Distribution to RBI Inc.	—	(28.5)	—	—	—	—	(28.5)
Restaurant VIE contributions	—	—	—	—	—	0.9	0.9
Net income	—	329.4	—	322.3	—	2.8	654.5
Other comprehensive income (loss)	—	—	—	—	315.9	—	315.9

Balances at September 30, 2016	202.0	$3,235.9	227.0	$1,402.6	$(1,151.9)	$4.4	$3,491.0

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$654.5	$327.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.0	137.8
(Gain) loss on early extinguishment of debt	—	40.0
Amortization of deferred financing costs and debt issuance discount	29.1	25.0
(Income) loss from equity method investments	(16.6)	5.7
Loss (gain) on remeasurement of foreign denominated transactions	16.1	31.1
Amortization of defined benefit pension and postretirement items	(1.9)	—
Net losses (gains) on derivatives	15.3	50.1
Net losses (gains) on refranchisings and dispositions of assets	10.0	(5.8)
Bad debt expense (recoveries), net	(0.1)	0.9
Share-based compensation expense	25.9	36.9
Acquisition accounting impact on cost of sales	—	0.5
Deferred income taxes	34.6	(114.8)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Reclassification of restricted cash to cash and cash equivalents	—	79.2
Trade and notes receivable	20.0	35.4
Inventories and other current assets	(3.0)	(5.1)
Accounts and drafts payable	11.8	138.8
Accrued advertising	4.0	29.8
Other accrued liabilities	(23.8)	172.2
Other long-term assets and liabilities	0.9	(34.5)

Net cash provided by operating activities	905.8	950.4

Cash flows from investing activities:
Payments for property and equipment	(18.2)	(82.9)
Proceeds from refranchisings, disposition of assets and restaurant closures	18.1	16.9
Return of investment on direct financing leases	12.5	12.1
Settlement of derivatives, net	4.9	11.8
Other investing activities, net	2.0	2.1

Net cash provided by (used for) investing activities	19.3	(40.0)

Cash flows from financing activities:
Proceeds from Senior Notes	—	1,250.0
Repayments of term debt, Tim Hortons Notes and capital leases	(52.7)	(2,610.6)
Payment of financing costs	—	(81.3)
Distributions on partnership units	(396.9)	(238.8)
Capital contribution from RBI Inc.	12.5	—
Distributions to RBI Inc.	(28.5)	(0.1)
Other financing activities, net	0.8	(3.9)

Net cash provided by (used for) financing activities	(464.8)	(1,684.7)

Effect of exchange rates on cash and cash equivalents	14.6	(57.2)
Increase (decrease) in cash and cash equivalents	474.9	(831.5)
Cash and cash equivalents at beginning of period	753.7	1,803.2

Cash and cash equivalents at end of period	$1,228.6	$971.7

Supplemental cashflow disclosures:
Interest paid	$285.9	$285.8
Income taxes paid	$93.3	$91.8
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$22.5	$10.4

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Organization

Description of Business

Restaurant Brands International Limited Partnership (“Partnership,” “we,” “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, Partnership is a successor issuer to Burger King Worldwide, Inc. Partnership is the indirect parent of The TDL Group Corp. (f/k/a Tim Hortons ULC and Tim Hortons Inc.), a limited company existing under the laws of British Columbia that franchises and operates quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), and Burger King Worldwide, Inc., a Delaware corporation that franchises and operates fast food hamburger restaurants principally under the Burger King® brand (“Burger King Worldwide”, “Burger King” or “BK”). On December 12, 2014, a series of transactions (the “Transactions”) were completed resulting in Burger King Worldwide and Tim Hortons becoming indirect subsidiaries of Partnership. We are one of the world’s largest quick service restaurant, or QSR, chains as measured by total number of restaurants. As of September 30, 2016, we franchised or owned 4,492 Tim Hortons restaurants and 15,243 Burger King restaurants, for a total of 19,735 restaurants, in more than 100 countries and U.S. territories worldwide. Approximately 100% of current Tim Hortons and Burger King system-wide restaurants are franchised.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

Note 3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amended accounting guidance on revenue recognition. In August 2015, the FASB deferred adoption of the new standard by one year. Several updates have been issued since to clarify the implementation guidance including, on principal versus agent considerations and on performance obligations and licensing. The new standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is allowed as of the original effective date, which is for fiscal years, and interim periods within those years, beginning after December 15, 2016. The accounting standards update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this accounting standards update on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the accounting standards update on our ongoing financial reporting.

In February 2016, the FASB issued an accounting standards update which sets out the principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the adoption of this accounting standards update will have on our financial statements, but we expect this new guidance will have a material impact on our consolidated financial statements since the Company has a significant number of operating lease arrangements for which it is the lessee and others for which it is the lessor.

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

In March 2016, the FASB issued an accounting standards update that amends certain aspects of the equity method of accounting. Amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions. Amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We expect this new guidance to have an impact on our consolidated financial statements since the Company has share-based compensation arrangements. We are currently evaluating the impact that the adoption of this accounting standards update will have on our financial statements.

In August 2016, the FASB issued an accounting standards update to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact that the adoption of this accounting standards update will have on our financial statements.

Note 4. Earnings (Loss) Per Unit

Partnership uses the two-class method in the computation of earnings per unit. Pursuant to the terms of the partnership agreement, RBI, as the holder of Partnership’s Class A common units (“Class A common units”) is entitled to receive distributions from Partnership in an amount per Class A common unit equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Partnership’s Class B exchangeable limited partnership units (“Partnership exchangeable units”) are entitled to receive distributions from Partnership in an amount per Partnership exchangeable unit equal to the dividends payable by RBI on each RBI common share. Partnership’s net income available to common unitholders is allocated between the Class A common units and Partnership exchangeable units on a fully-distributed basis and reflects residual net income after noncontrolling interests and Partnership preferred unit distributions. Basic and diluted earnings per Class A common unit is determined by dividing net income allocated to Class A common unitholders by the weighted average number of Class A common units outstanding for the period. Basic and diluted earnings per Partnership exchangeable unit is determined by dividing net income allocated to the Partnership exchangeable units by the weighted average number of Partnership exchangeable units outstanding during the period.

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

The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$86.3	$49.6	$227.2	$52.2
Net income allocated to Partnership exchangeable unitholders	83.8	64.9	222.0	68.4

Net income attributable to common unitholders	$170.1	$114.5	$449.2	$120.6

Basic and diluted partnership units:
Weighted average Class A common units	202.0	202.0	202.0	202.0
Weighted average Partnership exchangeable units	227.1	265.0	228.0	265.0

Total weighted average basic and diluted units outstanding	429.1	467.0	430.0	467.0

Earnings per unit - basic and diluted:
Class A common units	$0.43	$0.25	$1.12	$0.26
Partnership exchangeable units	$0.37	$0.25	$0.97	$0.26

Note 5. Inventories and Other Current Assets, net

Inventories and other current assets, net consist of the following (in millions):

	As of
	September 30,	December 31,
	2016	2015
Raw materials	$29.0	$22.7
Finished goods	56.2	58.6

Total inventory	85.2	81.3
Refundable and prepaid income taxes	51.7	21.5
Prepaids and other current assets	33.9	29.4

Inventories and other current assets, net	$170.8	$132.2

Note 6. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$665.7	$(128.4)	$537.3	$653.0	$(106.8)	$546.2
Favorable leases	444.6	(142.0)	302.6	436.5	(107.5)	329.0

Subtotal	1,110.3	(270.4)	839.9	1,089.5	(214.3)	875.2

Indefinite lived intangible assets:
Tim Hortons brand	$6,476.1	$—	$6,476.1	$6,175.4	$—	$6,175.4
Burger King brand	2,118.0	—	2,118.0	2,097.2	—	2,097.2

Subtotal	8,594.1	—	8,594.1	8,272.6	—	8,272.6

Intangible assets, net			$9,434.0			$9,147.8

Goodwill	$4,762.0			$4,574.4

We recorded amortization expense on intangible assets of $18.1 million for the three months ended September 30, 2016 and $19.2 million for the same period in the prior year. We recorded amortization expense on intangible assets of $54.2 million for the nine months ended September 30, 2016 and $58.8 million for the same period in the prior year. The change in the brands and goodwill balances during the nine months ended September 30, 2016 was due to the impact of foreign currency translation.

Note 7. Other Assets, net

Other assets, net consist of the following (in millions):

	As of
	September 30,	December 31,
	2016	2015
Derivative assets	$672.1	$830.9
Equity method investments	152.8	139.0
Other assets	117.1	83.5

Other assets, net	$942.0	$1,053.4

Note 8. Equity Method Investments

The aggregate carrying amount of our equity method investments was $152.8 million as of September 30, 2016 and $139.0 million as of December 31, 2015 and is included as a component of other assets, net in our condensed consolidated balance sheets. Below are the names of the entities, country of operation and our equity interest in our significant equity method investments based on the carrying value as of September 30, 2016.

Entity	Country	Equity Interest
TIMWEN Partnership	Canada	50.00%
Carrols Restaurant Group, Inc.	United States	20.81%
Pangaea Foods (China) Holdings, Ltd.	China	27.50%

With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. During the three months ended September 30, 2016, TH received $2.7 million in cash distributions and recognized $5.1 million of contingent rent expense associated with this joint venture. During the nine months ended September 30, 2016, TH received $8.3 million in cash distributions and recognized $14.7 million of contingent rent expense associated with this joint venture.

The aggregate market value of our equity interest in Carrols Restaurant Group, Inc., based on the quoted market price on September 30, 2016, is approximately $124.4 million. No quoted market prices are available for our remaining equity method investments.

With respect to our BK operations, most of the entities in which we have an equity interest own or franchise BK restaurants. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues from affiliates:
Franchise royalties	$34.9	$23.0	$94.2	$67.3
Property revenues	6.9	6.7	21.1	20.9
Franchise fees and other revenue	6.8	2.4	14.7	5.8

Total	$48.6	$32.1	$130.0	$94.0

At September 30, 2016 and December 31, 2015, we had $20.0 million and $23.9 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our condensed consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded increases to the carrying value of our investment balances and non-cash dilution gains in the amounts of $11.6 million during the nine months ended September 30, 2016 and $10.9 million during the nine months ended September 30, 2015. The dilution gains resulted from the issuance of capital stock by Burger King France SAS (“France JV”) during the nine months ended September 30, 2016 and BK Brasil Operacao E Assesoria A Restaurantes S.A. (“Brazil JV”) during the nine months ended September 30, 2015, which reduced our ownership interests in these equity method investments. The dilution gains we recorded in connection with the issuance of capital stock by the France JV and Brazil JV reflect adjustments to the differences between the amount of underlying equity in the net assets of equity method investees before and after their issuances of capital stock.

Note 9. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30,	December 31,
	2016	2015
Current:
Dividend payable	$141.3	$128.3
Interest payable	82.6	63.1
Accrued compensation and benefits	46.2	61.6
Taxes payable - current	79.3	46.9
Deferred income - current	48.6	33.5
Closed property reserve	10.1	14.0
Restructuring and other provisions	8.4	13.5
Derivatives liabilities - current	3.4	—
Other	86.9	77.4

Other accrued liabilities	$506.8	$438.3

Noncurrent:
Unfavorable leases	$292.1	$322.0
Taxes payable - noncurrent	256.2	236.7
Accrued pension	77.9	80.2
Derivatives liabilities - noncurrent	164.6	47.3
Lease liability - noncurrent	28.5	29.5
Deferred income - noncurrent	27.6	23.7
Other	56.6	56.5

Other liabilities, net	$903.5	$795.9

Note 10. Long-Term Debt

Long-term debt consists of the following (in millions):

		As of
		September 30,	December 31,
	Maturity dates	2016	2015
Term Loan Facility	December 12, 2021	$5,059.0	$5,097.7
2015 Senior Notes	January 15, 2022	1,250.0	1,250.0
2014 Senior Notes	April 1, 2022	2,250.0	2,250.0
Tim Hortons Notes	various	41.6	39.4
Other	N/A	92.6	88.5
Less: unamortized discount and deferred financing costs		(196.5)	(224.3)

Total debt, net		8,496.7	8,501.3
Less: current maturities of debt		(75.4)	(39.0)

Total long-term debt		$8,421.3	$8,462.3

As of September 30, 2016 and December 31, 2015, unamortized discount included $37.6 million and $43.2 million, respectively, related to our secured term loans (the “Term Loan Facility”) under our credit agreement dated May 22, 2015 (the “2015 Amended Credit Agreement”).

As of September 30, 2016, deferred financing costs included $114.4 million related to the Term Loan Facility, $7.8 million related to the first lien senior secured notes (the “2015 Senior Notes”) and $36.7 million related to the second lien senior secured notes (the “2014 Senior Notes”). As of December 31, 2015, deferred financing costs included $131.3 million related to the Term Loan Facility, $9.0 million related to the 2015 Senior Notes and $40.8 million related to the 2014 Senior Notes. Deferred financing costs are amortized over the term of the debt into interest expense using the effective interest method. The amortization of deferred financing costs included in interest expense, net was $7.9 million for the three months ended September 30, 2016 and $7.6 million for the three months ended September 30, 2015. The amortization of deferred financing costs included in interest expense, net was $23.5 million for the nine months ended September 30, 2016 and $18.7 million for the nine months ended September 30, 2015.

Revolving Credit Facility

As of September 30, 2016, we had no amounts outstanding under the revolving credit facility available under the 2015 Amended Credit Agreement (the “Revolving Credit Facility”). Funds available under the Revolving Credit Facility may be used to repay other debt, to finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability under this facility by the cumulative amount of outstanding letters of credit. As of September 30, 2016, we had $1.5 million of letters of credit issued against the Revolving Credit Facility and our borrowing availability was $498.5 million.

Interest Expense, net

Interest expense, net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Term Loan Facility	$54.6	$52.6	$160.5	$197.8
2015 Senior Notes	14.5	14.4	43.4	20.7
2014 Senior Notes	33.8	33.8	101.3	101.3
Tim Hortons Notes	0.4	0.4	1.1	2.8
Amortization of deferred financing costs and debt issuance discount	9.8	9.7	29.1	25.0
Capital lease obligations	5.2	5.3	15.0	15.7
Other	0.3	0.7	2.0	2.3
Interest income	(1.3)	(0.9)	(2.8)	(3.3)

Interest expense, net	$117.3	$116.0	$349.6	$362.3

Note 11. Income Taxes

Our effective tax rate was 21.3% and 20.7% for the three and nine months ended September 30, 2016, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact from intercompany financing.

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

During the nine months ended September 30, 2016, Partnership exchanged 6,690,115 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges represented increases in RBI’s ownership interest in Partnership and were accounted for as equity transactions, with no gain or loss recorded in the condensed consolidated statement of operations. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with such exchange.

Noncontrolling Interests

The noncontrolling interest recognized in connection with the Restaurant VIEs of Tim Hortons was $4.4 million and $0.7 million at September 30, 2016 and December 31, 2015, respectively.

We adjust net income (loss) in our condensed consolidated statements of operations to exclude the noncontrolling interests’ proportionate share of results of operations. Also, we present the proportionate share of equity attributable to the noncontrolling interests as a separate component of equity within our condensed consolidated balance sheets.

Distributions Declared

As described above, the partnership agreement requires Partnership to make distributions to RBI as the holder of all of the Class A common units in an amount equal to the aggregate dividends payable by RBI to holders of RBI common shares. Additionally, the partnership agreement requires Partnership to make distributions to holders of Partnership exchangeable units in an amount per Partnership exchangeable unit equal to the dividend payable by RBI on each RBI common share. The terms of the Class A 9.0% cumulative compounding perpetual voting preferred shares of RBI (the “Preferred Shares”) and the 2015 Amended Credit Agreement, 2015 Senior Notes Indenture, 2014 Senior Notes Indenture and applicable Canadian law limit RBI’s ability to pay cash dividends in certain circumstances.

Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	AOCI
Balances at December 31, 2015	$637.0	$(24.7)	$(2,080.1)	$(1,467.8)
Foreign currency translation adjustment	—	—	538.8	538.8
Net change in fair value of derivatives, net of tax	(232.3)	—	—	(232.3)
Amounts reclassified to earnings of cash flow hedges, net of tax	10.5	—	—	10.5
Amortization of prior service (credits) costs, net of tax	—	(1.3)	—	(1.3)
Amortization of actuarial (gains) losses, net of tax	—	0.2	—	0.2

Balances at September 30, 2016	$415.2	$(25.8)	$(1,541.3)	$(1,151.9)

The following table displays the reclassifications out of AOCI (in millions):

		Amounts Reclassified from AOCI
	Affected Line Item in the	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	Statements of Operations	2016	2015	2016	2015
Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(5.9)	$(3.5)	$(15.3)	$(8.5)
Interest rate derivative contracts	Other operating expenses (income), net	—	—	—	(27.6)
Forward-currency contracts	Cost of sales	(1.4)	3.3	1.1	9.6

	Total before tax	(7.3)	(0.2)	(14.2)	(26.5)
	Income tax (expense) benefit	1.9	—	3.7	7.3

	Net of tax	$(5.4)	$(0.2)	$(10.5)	$(19.2)

Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (a)	0.7	0.8	2.2	2.2
Amortization of actuarial gains (losses)	SG&A (a)	(0.1)	(0.7)	(0.3)	(2.1)

	Total before tax	0.6	0.1	1.9	0.1
	Income tax (expense) benefit	(0.3)	(0.1)	(0.8)	(0.1)

	Net of tax	$0.3	$—	$1.1	$—

Total reclassifications	Net of tax	$(5.1)	$(0.2)	$(9.4)	$(19.2)

(a)	Refers to selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 13. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments and derivatives designated as net investment hedges, as well as their location on our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in millions):

		Fair Value Measurements		Fair Value Measurements
		at September 30, 2016		at December 31, 2015
	Balance Sheet Location	(Level 2)	Total	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges
Foreign currency	Trade and notes receivable, net	$1.1	$1.1	$6.6	$6.6
Derivatives designated as net investment hedges
Foreign currency	Other assets, net	672.1	672.1	830.9	830.9

Total assets at fair value		$673.2	$673.2	$837.5	$837.5

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	Other liabilities, net	$106.7	$106.7	$40.9	$40.9
Foreign currency	Other accrued liabilities	3.4	3.4	—	—
Derivatives designated as net investment hedges
Foreign currency	Other liabilities, net	57.9	57.9	6.3	6.3

Total liabilities at fair value		$168.0	$168.0	$47.2	$47.2

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

At September 30, 2016, the fair value of our variable rate term debt and bonds was estimated at $8.8 billion, compared to a principal carrying amount of $8.6 billion. At December 31, 2015, the fair value of our variable rate term debt and bonds was estimated at $8.7 billion, compared to a principal carrying amount of $8.6 billion. The fair value of our variable rate term debt and bonds was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

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

Interest Rate Swaps – Outstanding as of September 30, 2016

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

In connection with the interest rate swaps settled during May 2015, we paid $36.2 million, which is reflected as a use of cash from investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015. The net unrealized loss remaining in AOCI totaled $84.6 million at the date of settlement and is being reclassified into interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of September 30, 2016 that we expect to be reclassified into interest expense within the next 12 months is $12.5 million.

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

At September 30, 2016, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802% and 7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948% and 6.525% on a tiered payment structure per annum on the U.S. dollar notional amount of $5,000.0 million through the maturity date of March 31, 2021. At inception, these derivative instruments were not designated for hedge accounting and, as such, changes in fair value were initially recognized in earnings. Beginning with the closing of the Transactions on December 12, 2014, we designated these cross-currency rate swaps as hedges and began accounting for these derivative instruments as net investment hedges.

At September 30, 2016, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.

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

Foreign Currency Exchange Contracts

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee made by our Canadian Tim Hortons operations. At September 30, 2016, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $149.2 million with maturities to December 2017. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	$1.0	$(53.4)	$(71.6)	$(139.3)
Forward-currency contracts	$2.1	$8.0	$(7.7)	$13.5
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$20.1	$397.7	$(199.6)	$666.7

Classification on Condensed Consolidated Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense, net	$(5.9)	$(3.5)	$(15.3)	$(8.5)
Other operating expenses (income), net	$—	$—	$—	$(27.6)
Cost of sales	$(1.4)	$3.3	$1.1	$9.6

	Gain (Loss) Recognized in Other Operating Expenses (Income), net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$(12.4)
Forward-currency contracts	$—	$1.5	$—	$4.3
Ineffectiveness of cash flow hedges:
Interest rate swaps	$—	$—	$—	$(1.6)

Note 15. Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Franchise royalties	$261.1	$242.8	$738.7	$697.8
Property revenues	194.6	191.7	563.9	567.7
Franchise fees and other revenue	33.6	39.3	96.3	116.5

Franchise and property revenues	$489.3	$473.8	$1,398.9	$1,382.0

Note 16. Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$3.3	$0.2	$19.6	$(3.2)
Litigation settlements and reserves, net	0.4	(0.1)	2.0	1.8
Net losses (gains) on derivatives	—	(1.5)	—	37.3
Net losses (gains) on foreign exchange	4.1	10.8	16.1	45.1
Other, net	0.9	—	0.5	1.2

Other operating expenses (income), net	$8.7	$9.4	$38.2	$82.2

Net losses (gains) on disposal of assets, restaurant closures and refranchisings for the nine months ended September 30, 2016 primarily reflects losses in connection with refranchisings in our TH business.

Net losses (gains) on derivatives for the nine months ended September 30, 2015 is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting. These interest rate swaps were settled during May 2015.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Note 17. Variable Interest Entities

VIEs for Which We Are the Primary Beneficiary

The number of Restaurant VIEs where TH is the restaurants’ primary beneficiary was as follows:

	As of
	September 30, 2016	December 31, 2015	September 30, 2015
Number of consolidated Restaurant VIEs	104	141	198

Sales and operating costs and expenses associated with Restaurant VIEs, prior to consolidation adjustments, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$32.4	$54.6	$98.1	$180.2
Operating costs and expenses	$31.3	$53.5	$94.8	$176.6

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

VIEs for Which We Are Not the Primary Beneficiary

We have investments in certain TH real estate ventures and certain TH and BK master franchisees, which were determined to be VIEs of which we are not the primary beneficiary. We do not consolidate these entities as control is considered to be shared by both TH and the other joint owners in the case of the TH real estate ventures, or control rests with other parties in the case of TH and BK master franchisee VIEs.

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

Revenues by operating segment and country consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues by operating segment:
TH	$789.9	$737.7	$2,207.5	$2,185.4
BK	285.8	282.0	826.9	809.8

Total revenues	$1,075.7	$1,019.7	$3,034.4	$2,995.2

Revenues by country:
Canada	$708.8	$658.1	$1,973.0	$1,943.1
United States	249.2	244.3	725.0	726.2
Other	117.7	117.3	336.4	325.9

Total revenues	$1,075.7	$1,019.7	$3,034.4	$2,995.2

Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to exclude the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, (income) loss from equity method investments, net of cash distributions received from equity method investments, and all other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA assists management in comparing segment performance by removing the impact of such items, including acquisition accounting impact on cost of sales, TH transaction and restructuring costs, and integration costs. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment Income:
TH	$287.1	$244.0	$793.9	$663.3
BK	201.8	196.7	581.9	560.3

Adjusted EBITDA	488.9	440.7	1,375.8	1,223.6
Share-based compensation and non-cash incentive compensation expense	11.8	15.5	31.0	37.5
Acquisition accounting impact on cost of sales	—	(0.3)	—	0.5
TH transaction and restructuring costs	—	24.3	—	79.7
Integration costs	4.4	—	10.4	—
Impact of equity method investments (a)	0.3	4.7	(7.6)	15.7
Other operating expenses (income), net	8.7	9.4	38.2	82.2

EBITDA	463.7	387.1	1,303.8	1,008.0
Depreciation and amortization	43.2	43.1	128.7	137.8

Income from operations	420.5	344.0	1,175.1	870.2
Interest expense, net	117.3	116.0	349.6	362.3
(Gain) loss on early extinguishment of debt	—	0.4	—	40.0
Income tax expense	64.6	44.7	171.0	140.7

Net income	$238.6	$182.9	$654.5	$327.2

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(In millions)

As of September 30, 2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,228.6	$—	$—	$1,228.6
Trade and notes receivable, net	374.3	—	—	374.3
Inventories and other current assets, net	170.8	—	—	170.8
Advertising fund restricted assets	57.7	—	—	57.7

Total current assets	1,831.4	—	—	1,831.4
Property and equipment, net	2,095.8	—	—	2,095.8
Intangible assets, net	9,434.0	—	—	9,434.0
Goodwill	4,762.0	—	—	4,762.0
Net investment in property leased to franchisees	100.1	—	—	100.1
Intercompany receivable	—	141.3	(141.3)	—
Investment in subsidiaries	—	6,788.0	(6,788.0)	—
Other assets, net	942.0	—	—	942.0

Total assets	$19,165.3	$6,929.3	$(6,929.3)	$19,165.3

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$352.1	$—	$—	$352.1
Other accrued liabilities	365.5	141.3	—	506.8
Gift card liability	124.2	—	—	124.2
Advertising fund liabilities	112.7	—	—	112.7
Current portion of long term debt and capital leases	94.1	—	—	94.1

Total current liabilities	1,048.6	141.3	—	1,189.9
Term debt, net of current portion	8,421.3	—	—	8,421.3
Capital leases, net of current portion	213.9	—	—	213.9
Other liabilities, net	903.5	—	—	903.5
Payables to affiliates	141.3	—	(141.3)	—
Deferred income taxes, net	1,648.7	—	—	1,648.7

Total liabilities	12,377.3	141.3	(141.3)	12,377.3

Partnership preferred units	—	3,297.0	—	3,297.0
Partners’ capital:
Class A common units	—	3,235.9	—	3,235.9
Partnership exchangeable units	—	1,402.6	—	1,402.6
Common shares	6,953.2	—	(6,953.2)	—
Retained earnings	982.3	—	(982.3)	—
Accumulated other comprehensive income (loss)	(1,151.9)	(1,151.9)	1,151.9	(1,151.9)

Total Partners’ capital/shareholders’ equity	6,783.6	3,486.6	(6,783.6)	3,486.6
Noncontrolling interests	4.4	4.4	(4.4)	4.4

Total equity	6,788.0	3,491.0	(6,788.0)	3,491.0

Total liabilities, Partnership preferred units and equity	$19,165.3	$6,929.3	$(6,929.3)	$19,165.3

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(In millions)

As of December 31, 2015

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$753.7	$—	$—	$753.7
Trade and notes receivable, net	421.7	—	—	421.7
Inventories and other current assets, net	132.2	—	—	132.2
Advertising fund restricted assets	57.5	—	—	57.5

Total current assets	1,365.1	—	—	1,365.1
Property and equipment, net	2,150.6	—	—	2,150.6
Intangible assets, net	9,147.8	—	—	9,147.8
Goodwill	4,574.4	—	—	4,574.4
Net investment in property leased to franchisees	117.2	—	—	117.2
Intercompany receivable	—	128.3	(128.3)	—
Investment in subsidiaries	—	6,210.1	(6,210.1)	—
Other assets, net	1,053.4	—	—	1,053.4

Total assets	$18,408.5	$6,338.4	$(6,338.4)	$18,408.5

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$361.5	$—	$—	$361.5
Other accrued liabilities	310.0	128.3	—	438.3
Gift card liability	168.5	—	—	168.5
Advertising fund liabilities	93.6	—	—	93.6
Current portion of long term debt and capital leases	56.1	—	—	56.1

Total current liabilities	989.7	128.3	—	1,118.0
Term debt, net of current portion	8,462.3	—	—	8,462.3
Capital leases, net of current portion	203.4	—	—	203.4
Other liabilities, net	795.9	—	—	795.9
Payables to affiliates	128.3	—	(128.3)	—
Deferred income taxes, net	1,618.8	—	—	1,618.8

Total liabilities	12,198.4	128.3	(128.3)	12,198.4

Partnership preferred units	—	3,297.0	—	3,297.0
Partners’ capital:
Class A common units	—	2,876.7	—	2,876.7
Partnership exchangeable units	—	1,503.5	—	1,503.5
Common shares	7,318.1	—	(7,318.1)	—
Retained earnings	359.1	—	(359.1)	—
Accumulated other comprehensive income (loss)	(1,467.8)	(1,467.8)	1,467.8	(1,467.8)

Total Partners’ capital/shareholders’ equity	6,209.4	2,912.4	(6,209.4)	2,912.4
Noncontrolling interests	0.7	0.7	(0.7)	0.7

Total equity	6,210.1	2,913.1	(6,210.1)	2,913.1

Total liabilities, Partnership preferred units and equity	$18,408.5	$6,338.4	$(6,338.4)	$18,408.5

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions)

Three Months Ended September 30, 2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$586.4	$—	$—	$586.4
Franchise and property revenues	489.3	—	—	489.3

Total revenues	1,075.7	—	—	1,075.7
Cost of sales	455.0	—	—	455.0
Franchise and property expenses	111.9	—	—	111.9
Selling, general and administrative expenses	82.2	—	—	82.2
(Income) loss from equity method investments	(2.6)	—	—	(2.6)
Other operating expenses (income), net	8.7	—	—	8.7

Total operating costs and expenses	655.2	—	—	655.2

Income from operations	420.5	—	—	420.5
Interest expense, net	117.3	—	—	117.3

Income before income taxes	303.2	—	—	303.2
Income tax expense	64.6	—	—	64.6

Net income	238.6	—	—	238.6
Equity in earnings of consolidated subsidiaries	—	238.6	(238.6)	—

Net income	238.6	238.6	(238.6)	238.6

Net income attributable to noncontrolling interests	1.0	1.0	(1.0)	1.0
Partnership preferred unit distributions	—	67.5	—	67.5

Net income (loss) attributable to common unitholders / shareholders	$237.6	$170.1	$(237.6)	$170.1

Total comprehensive income (loss)	$131.8	$131.8	$(131.8)	$131.8

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions)

Nine Months Ended September 30, 2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,635.5	$—	$—	$1,635.5
Franchise and property revenues	1,398.9	—	—	1,398.9

Total revenues	3,034.4	—	—	3,034.4
Cost of sales	1,279.0	—	—	1,279.0
Franchise and property expenses	330.2	—	—	330.2
Selling, general and administrative expenses	228.5	—	—	228.5
(Income) loss from equity method investments	(16.6)	—	—	(16.6)
Other operating expenses (income), net	38.2	—	—	38.2

Total operating costs and expenses	1,859.3	—	—	1,859.3

Income from operations	1,175.1	—	—	1,175.1
Interest expense, net	349.6	—	—	349.6

Income before income taxes	825.5	—	—	825.5
Income tax expense	171.0	—	—	171.0

Net income	654.5	—	—	654.5
Equity in earnings of consolidated subsidiaries	—	654.5	(654.5)	—

Net income	654.5	654.5	(654.5)	654.5

Net income attributable to noncontrolling interests	2.8	2.8	(2.8)	2.8
Partnership preferred unit distributions	—	202.5	—	202.5

Net income (loss) attributable to common unitholders / shareholders	$651.7	$449.2	$(651.7)	$449.2

Total comprehensive income (loss)	$970.4	$970.4	$(970.4)	$970.4

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions)

Three Months Ended September 30, 2015

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$545.9	$—	$—	$545.9
Franchise and property revenues	473.8	—	—	473.8

Total revenues	1,019.7	—	—	1,019.7
Cost of sales	446.6	—	—	446.6
Franchise and property expenses	114.4	—	—	114.4
Selling, general and administrative expenses	104.3	—	—	104.3
(Income) loss from equity method investments	1.0	—	—	1.0
Other operating expenses (income), net	9.4	—	—	9.4

Total operating costs and expenses	675.7	—	—	675.7

Income from operations	344.0	—	—	344.0
Interest expense, net	116.0	—	—	116.0
(Gain) loss on early extinguishment of debt	0.4	—	—	0.4

Income before income taxes	227.6	—	—	227.6
Income tax expense	44.7	—	—	44.7

Net income	182.9	—	—	182.9
Equity in earnings of consolidated subsidiaries	—	182.9	(182.9)	—

Net income	182.9	182.9	(182.9)	182.9

Net income attributable to noncontrolling interests	0.9	0.9	(0.9)	0.9
Partnership preferred unit distributions	—	67.5	—	67.5

Net income (loss) attributable to common unitholders / shareholders	$182.0	$114.5	$(182.0)	$114.5

Total comprehensive income (loss)	$(149.4)	$(149.4)	$149.4	$(149.4)

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions)

Nine Months Ended September 30, 2015

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,613.2	$—	$—	$1,613.2
Franchise and property revenues	1,382.0	—	—	1,382.0

Total revenues	2,995.2	—	—	2,995.2
Cost of sales	1,354.6	—	—	1,354.6
Franchise and property expenses	365.2	—	—	365.2
Selling, general and administrative expenses	317.3	—	—	317.3
(Income) loss from equity method investments	5.7	—	—	5.7
Other operating expenses (income), net	82.2	—	—	82.2

Total operating costs and expenses	2,125.0	—	—	2,125.0

Income from operations	870.2	—	—	870.2
Interest expense, net	362.3	—	—	362.3
(Gain) loss on early extinguishment of debt	40.0	—	—	40.0

Income before income taxes	467.9	—	—	467.9
Income tax expense	140.7	—	—	140.7

Net income	327.2	—	—	327.2
Equity in earnings of consolidated subsidiaries	—	327.2	(327.2)	—

Net income	327.2	327.2	(327.2)	327.2

Net income attributable to noncontrolling interests	2.9	2.9	(2.9)	2.9
Partnership preferred unit distributions	—	203.7	—	203.7

Net income (loss) attributable to common unitholders / shareholders	$324.3	$120.6	$(324.3)	$120.6

Total comprehensive income (loss)	$(717.8)	$(717.8)	$717.8	$(717.8)

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

(In millions)

Nine Months Ended September 30, 2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$654.5	$654.5	$(654.5)	$654.5
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(654.5)	654.5	—
Depreciation and amortization	129.0	—	—	129.0
Amortization of deferred financing costs and debt issuance discount	29.1	—	—	29.1
(Income) loss from equity method investments	(16.6)	—	—	(16.6)
Loss (gain) on remeasurement of foreign denominated transactions	16.1	—	—	16.1
Amortization of defined pension and postretirement benefits	(1.9)	—	—	(1.9)
Net losses (gains) on derivatives	15.3	—	—	15.3
Net losses (gains) on refranchisings and dispositions of assets	10.0	—	—	10.0
Bad debt expense (recoveries), net	(0.1)	—	—	(0.1)
Share-based compensation expense	25.9	—	—	25.9
Deferred income taxes	34.6	—	—	34.6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	20.0	—	—	20.0
Inventories and other current assets	(3.0)	—	—	(3.0)
Accounts and drafts payable	11.8	—	—	11.8
Accrued advertising	4.0	—	—	4.0
Other accrued liabilities	(23.8)	—	—	(23.8)
Other long-term assets and liabilities	0.9	—	—	0.9

Net cash provided by operating activities	905.8	—	—	905.8

Cash flows from investing activities:
Payments for property and equipment	(18.2)	—	—	(18.2)
Proceeds from refranchisings, disposition of assets and restaurant closures	18.1	—	—	18.1
Return of investment on direct financing leases	12.5	—	—	12.5
Settlement of derivatives, net	4.9	—	—	4.9
Other investing activities, net	2.0	—	—	2.0

Net cash provided by (used for) investing activities	19.3	—	—	19.3

Cash flows from financing activities:
Repayments of term debt and capital leases	(52.7)	—		(52.7)
Distributions on partnership units	—	(396.9)	—	(396.9)
Capital contribution from RBI Inc.	—	12.5	—	12.5
Distributions to RBI Inc.	—	(28.5)	—	(28.5)
Other financing activities, net	0.8	—	—	0.8
Intercompany financing	(412.9)	412.9	—	—

Net cash provided by (used for) financing activities	(464.8)	—	—	(464.8)

Effect of exchange rates on cash and cash equivalents	14.6	—	—	14.6
Increase (decrease) in cash and cash equivalents	474.9	—	—	474.9
Cash and cash equivalents at beginning of period	753.7	—	—	753.7

Cash and cash equivalents at end of period	$1,228.6	$—	$—	$1,228.6

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

(In millions)

Nine Months Ended September 30, 2015

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$327.2	$327.2	$(327.2)	$327.2
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(327.2)	327.2	—
Depreciation and amortization	137.8	—	—	137.8
Loss on early extinguishment of debt	40.0	—	—	40.0
Amortization of deferred financing costs and debt issuance discount	25.0	—	—	25.0
(Income) loss from equity method investments	5.7	—	—	5.7
Loss (gain) on remeasurement of foreign denominated transactions	31.1	—	—	31.1
Net losses (gains) on derivatives	50.1	—	—	50.1
Net losses (gains) on refranchisings and dispositions of assets	(5.8)	—	—	(5.8)
Bad debt expense (recoveries), net	0.9	—	—	0.9
Share-based compensation expense	36.9	—	—	36.9
Acquisition accounting impact on cost of sales	0.5			0.5
Deferred income taxes	(114.8)	—	—	(114.8)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Reclassification of restricted cash to cash and cash equivalents	79.2	—	—	79.2
Trade and notes receivable	35.4	—	—	35.4
Inventories and other current assets	(5.1)	—	—	(5.1)
Accounts and drafts payable	138.8	—	—	138.8
Accrued advertising	29.8	—	—	29.8
Other accrued liabilities	172.2	—	—	172.2
Other long-term assets and liabilities	(34.5)		—	(34.5)

Net cash provided by operating activities	950.4	—	—	950.4

Cash flows from investing activities:
Payments for property and equipment	(82.9)	—	—	(82.9)
Proceeds from refranchisings, disposition of assets and restaurant closures	16.9	—	—	16.9
Return of investment on direct financing leases	12.1	—	—	12.1
Settlement of derivatives, net	11.8	—	—	11.8
Other investing activities, net	2.1	—	—	2.1

Net cash provided by (used for) investing activities	(40.0)	—	—	(40.0)

Cash flows from financing activities:
Proceeds from Senior Notes	1,250.0	—	—	1,250.0
Repayments of term debt, Tim Hortons Notes and capital leases	(2,610.6)	—	—	(2,610.6)
Payment of financing costs	(81.3)	—	—	(81.3)
Distributions on partnership units	—	(238.8)	—	(238.8)
Distributions to RBI Inc.	—	(0.1)	—	(0.1)
Other financing activities, net	(3.9)	—	—	(3.9)
Intercompany financing	(238.9)	238.9	—	—

Net cash provided by (used for) financing activities	(1,684.7)	—	—	(1,684.7)

Effect of exchange rates on cash and cash equivalents	(57.2)	—	—	(57.2)
Increase (decrease) in cash and cash equivalents	(831.5)	—	—	(831.5)
Cash and cash equivalents at beginning of period	1,803.2	—	—	1,803.2

Cash and cash equivalents at end of period	$971.7	$—	$—	$971.7

Note 20. Subsequent Event

Dividends

On October 4, 2016, RBI paid a cash dividend of $0.16 per RBI common share to common shareholders of record on September 6, 2016. On such date, Partnership made a distribution to RBI as holder of all of the Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.16 per Partnership exchangeable unit to holders of record on September 6, 2016. On October 3, 2016, RBI paid a cash dividend of $0.98 per preferred share, for a total dividend of $67.5 million, to the holder of the preferred shares. The dividend on the preferred shares included the amount due for the third calendar quarter of 2016. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On October 24, 2016, the RBI board of directors declared a cash dividend of $0.17 per RBI common share, which will be paid on January 4, 2017 to RBI common shareholders of record on December 8, 2016. Partnership will make a distribution to RBI as holder of all of the Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.17 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above. On October 24, 2016, the RBI board of directors declared a cash dividend of $0.98 per preferred share, for a total dividend of $67.5 million which will be paid to the holder of the preferred shares on January 3, 2017. The dividend on the preferred shares includes the amount due for the fourth calendar quarter of 2016. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

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

Overview

We are a Canadian corporation originally formed on August 25, 2014 to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with over 19,000 restaurants in more than 100 countries and U.S. territories as of September 30, 2016 and over 110 years of combined brand heritage. Our Tim Hortons® and Burger King® brands have similar franchised business models with complementary daypart mixes. Our two iconic brands are managed independently while benefiting from global scale and sharing of best practices.

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

Tim Hortons third quarter of fiscal year 2015 began June 29, 2015 and ended September 27, 2015. Tim Hortons first nine months of fiscal year 2015 began December 29, 2014 and ended September 27, 2015. The change to a calendar quarter end of September 30 in 2016 did not have a material impact on our results of operations or key financial measures.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all franchise restaurants and Company restaurants in one period from the same period in the prior year.

•	System-wide sales represent sales at all franchise restaurants and Company restaurants. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants (other than limited service kiosks) during a stated period, net of closures. Commencing in the fourth quarter of 2015, we revised our presentation of NRG to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

•	Adjusted EBITDA, a non-GAAP measure, which represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes are not relevant to management’s assessment of operating performance. See Non-GAAP Reconciliations.

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

Recent Events and Factors Affecting Comparability

Integration Costs

In connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies, we incurred $4.4 million and $10.4 million related to these initiatives during the three and nine months ended September 30, 2016, respectively, primarily consisting of professional fees.

TH Transaction and Restructuring Costs

In connection with the Transactions and a series of post-closing transactions during 2015 that resulted in changes to our legal and capital structure, we incurred certain non-recurring selling, general and administrative expenses during the three and nine months ended September 30, 2015, respectively, consisting of the following:

•	Financing, legal and advisory fees, share-based compensation expense due to accelerated vesting of equity awards as a result of the Transactions and integration costs related to a realignment of our global structure to better accommodate the needs of the combined business, totaling $18.3 million and $51.5 million during the three and nine months ended September 30, 2015, respectively;

•	Severance benefits, other compensation costs and training expenses of approximately $6.0 million and $26.0 million during the three and nine months ended September 30, 2015, respectively, related to a restructuring plan we implemented following the Transactions, which resulted in work force reductions throughout our TH business; and

•	Financing, legal and advisory fees totaling $2.2 million during the nine months ended September 30, 2015, in connection with the issuance of the $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 and entry into a first amendment to our credit agreement in May 2015.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Tabular amounts in millions of U.S. dollars unless noted otherwise.

Consolidated

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2016	2015	Favorable/(Unfavorable)		2016	2015	Favorable/(Unfavorable)
Revenues:
Sales	$586.4	$545.9	$40.5	7.4%	$1,635.5	$1,613.2	$22.3	1.4%
Franchise and property revenues	489.3	473.8	15.5	3.3%	1,398.9	1,382.0	16.9	1.2%

Total revenues	1,075.7	1,019.7	56.0	5.5%	3,034.4	2,995.2	39.2	1.3%
Cost of sales	455.0	446.6	(8.4)	(1.9)%	1,279.0	1,354.6	75.6	5.6%
Franchise and property expenses	111.9	114.4	2.5	2.2%	330.2	365.2	35.0	9.6%
Selling, general and administrative expenses	82.2	104.3	22.1	21.2%	228.5	317.3	88.8	28.0%
(Income) loss from equity method investments	(2.6)	1.0	3.6	NM	(16.6)	5.7	22.3	NM
Other operating expenses (income), net	8.7	9.4	0.7	7.4%	38.2	82.2	44.0	53.5%

Total operating costs and expenses	655.2	675.7	20.5	NM	1,859.3	2,125.0	265.7	NM

Income from operations	420.5	344.0	76.5	22.2%	1,175.1	870.2	304.9	35.0%
Interest expense, net	117.3	116.0	(1.3)	(1.1)%	349.6	362.3	12.7	3.5%
(Gain) loss on early extinguishment of debt	—	0.4	0.4	NM	—	40.0	40.0	NM

Income before income taxes	303.2	227.6	75.6	33.2%	825.5	467.9	357.6	76.4%
Income tax expense	64.6	44.7	(19.9)	(44.5)%	171.0	140.7	(30.3)	(21.5)%

Net income	238.6	182.9	55.7	30.5%	654.5	327.2	327.3	100.0%

Net income attributable to noncontrolling interests	1.0	0.9	0.1	NM	2.8	2.9	(0.1)	NM
Partnership preferred unit distributions	67.5	67.5	—	NM	202.5	203.7	1.2	NM

Net income attributable to common unitholders	$170.1	$114.5	55.6	48.6%	$449.2	$120.6	328.6	NM

NM – Not meaningful

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
FX Impact Favorable/(Unfavorable)	2016	2015 (a)	2016	2015 (a)
Total revenues	$(3.1)	$(20.9)	$(112.8)	$(54.4)
Cost of sales	—	—	53.5	—
Franchise and property expenses	0.4	1.4	11.3	3.8
Selling, general and administrative expenses	1.3	2.7	4.0	6.0
Income from operations	(2.7)	(16.6)	(42.9)	(52.0)
Net income	(0.2)	(17.0)	(44.9)	(49.1)
Adjusted EBITDA	(1.7)	(18.5)	(49.1)	(48.1)

(a)	FX Impact for 2015 is only for BK Segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Key Business Metrics	2016	2015	2016	2015
System-wide sales growth
TH	4.8%	8.2%	6.1%	8.3%
BK	7.0%	11.2%	7.5%	10.8%
System-wide sales
TH	$1,690.4	$1,600.0	$4,783.0	$4,717.1
BK	$4,776.7	$4,520.6	$13,557.6	$12,950.5
Comparable sales growth
TH	2.0%	5.3%	3.3%	5.3%
BK	1.7%	6.2%	2.2%	5.9%
System Net Restaurant Growth (NRG)
TH (b)	28	22	79	86
BK	143	141	240	297
Restaurant count at period end
TH (b)	4,492	4,344	4,492	4,344
BK	15,243	14,669	15,243	14,669
System	19,735	19,013	19,735	19,013

(b)	Restaurant count excludes 436 and 501 limited service kiosks as of September 30, 2016 and 2015, respectively. NRG excludes limited service kiosks. Commencing in the fourth quarter of 2015, we revised our presentation of restaurant counts to exclude limited service kiosks, with the revision applied retrospectively to the earliest period presented to provide period-to-period comparability.

Comparable Sales Growth

TH global system comparable sales growth of 2.0% and 3.3% during the three and nine months ended September 30, 2016, respectively, reflects new product launches.

BK global system comparable sales growth of 1.7% and 2.2% during the three and nine months ended September 30, 2016, respectively, reflects successful product launches and promotions.

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

During the three months ended September 30, 2016, the increase in sales was driven by an increase in our TH segment of $40.4 million and a favorable FX Impact of $0.5 million, partially offset by a decrease in our BK segment of $0.4 million.

During the nine months ended September 30, 2016, the increase in sales was driven by an increase in our TH segment of $91.4 million, partially offset by an unfavorable FX Impact of $67.1 million and a decrease in our BK segment of $2.0 million.

During the three months ended September 30, 2016, the increase in cost of sales was driven by an increase in our TH segment of $7.9 million and in our BK segment of $0.5 million. There was no FX impact.

During the nine months ended September 30, 2016, the decrease in cost of sales was driven by a favorable FX Impact of $53.5 million and decreases in our TH segment of $19.9 million and in our BK segment of $2.2 million.

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

During the three months ended September 30, 2016, the increase in franchise and property revenues was driven by increases in our TH segment of $11.1 million and in our BK segment of $8.0 million, partially offset by an unfavorable FX Impact of $3.6 million.

During the nine months ended September 30, 2016, the increase in franchise and property revenues was driven by increases in our BK segment of $37.5 million and in our TH segment of $25.1 million, partially offset by an unfavorable FX Impact of $45.7 million.

During the three months ended September 30, 2016, the decrease in franchise and property expenses was driven by decreases in our BK segment of $2.7 million and a favorable FX Impact of $0.4 million, partially offset by increases in our TH segment of $0.6 million.

During the nine months ended September 30, 2016, the decrease in franchise and property expenses was driven by decreases in our TH segment of $19.1 million and in our BK segment of $4.6 million and a favorable FX Impact of $11.3 million.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2016	2015	Favorable/(Unfavorable)		2016	2015	Favorable/(Unfavorable)
Selling expenses	$1.5	$3.0	$1.5	50.0%	$4.3	$11.3	$7.0	61.9%

Management general and administrative expenses	59.0	57.5	(1.5)	(2.6)%	166.9	176.1	9.2	5.2%
Share-based compensation and non-cash incentive compensation expense	11.8	15.5	3.7	23.9%	31.0	37.5	6.5	17.3%
Depreciation and amortization	5.5	4.0	(1.5)	(37.5)%	15.9	12.7	(3.2)	(25.2)%
TH transaction and restructuring costs	—	24.3	24.3	NM	—	79.7	79.7	NM
Integration costs	4.4	—	(4.4)	NM	10.4	—	(10.4)	NM

Total general and administrative expenses	80.7	101.3	20.6	20.3%	224.2	306.0	81.8	26.7%

Selling, general and administrative expenses	$82.2	$104.3	$22.1	21.2%	$228.5	$317.3	$88.8	28.0%

NM – Not meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. The decrease in selling expenses for the three and nine months ended September 30, 2016 was primarily a result of a decrease in advertising fund contributions from TH Restaurant VIEs driven by a decrease in the number of Restaurant VIEs from the prior year period.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. The increase in Management G&A for the three months ended September 30, 2016 was driven primarily by increases in expenses related to new master franchisees, partially offset by favorable FX Impact. The decrease in Management G&A for the nine months ended September 30, 2016 was driven primarily by decreases in salaries and benefits, and by favorable FX Impact.

During the three and nine months ended September 30, 2016, the decrease in share-based compensation and non-cash incentive compensation expense was due primarily to the decrease of $2.7 million and $10.4 million related to the remeasurement of liability-classified stock options to fair value for the three and nine months ended September 30, 2015, respectively, and the non-recurrence of $4.6 million related to a stock option modification during the three and nine months ended September 30, 2015, partially offset by additional share-based awards granted during 2016 and 2015. During 2015, we modified a portion of liability-classified awards that resulted in a change in classification of the awards from liability to equity and as such these modified awards are no longer being revalued after the modification date.

(Income) Loss from Equity Method Investments

(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization.

The change in (income) loss from equity method investments during the three months ended September 30, 2016 was driven primarily by improved earnings for Carrols Restaurant Group, Inc. The change in (income) loss from equity method investments during the nine months ended September 30, 2016 was driven primarily by improved earnings for Carrols Restaurant Group, Inc. and Pangea Foods (China) Holdings, Ltd.

Other Operating Expenses (Income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$3.3	$0.2	$19.6	$(3.2)
Litigation settlements and reserves, net	0.4	(0.1)	2.0	1.8
Net losses (gains) on derivatives	—	(1.5)	—	37.3
Net losses (gains) on foreign exchange	4.1	10.8	16.1	45.1
Other, net	0.9	—	0.5	1.2

Other operating expenses (income), net	$8.7	$9.4	$38.2	$82.2

Net losses (gains) on disposal of assets, restaurant closures and refranchisings for the nine months ended September 30, 2016 primarily reflects losses in connection with refranchisings in our TH business.

Net losses (gains) on derivatives for the nine months ended September 30, 2015 is primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting. These interest rate swaps were settled during May 2015.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Interest Expense, net

Our interest expense, net and weighted average interest rate on our long-term debt were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest expense, net	$117.3	$116.0	$349.6	$362.3
Weighted average interest rate on long-term debt	5.2%	5.1%	5.2%	5.1%

During the three months ended September 30, 2016, there was an increase in interest expense, net compared to the prior year period primarily due to an increase in our weighted average interest rate. During the nine months ended September 30, 2016, interest expense, net decreased compared to the prior year period primarily due to a decrease in outstanding debt as a result of term loan prepayments in May 2015.

Income Tax Expense

Our effective tax rate was 21.3% and 20.7% for the three and nine months ended September 30, 2016, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact from intercompany financing.

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

Net Income

We reported net income of $238.6 million for the three months ended September 30, 2016, compared to net income of $182.9 million for the three months ended September 30, 2015, primarily as a result of an increase in income from operations of $76.5 million, partially offset by an increase in income tax expense of $19.9 million. The increase in income from operations was primarily driven by an increase in sales, an increase in franchise and property revenues and a decrease in selling, general and administrative expenses.

We reported net income of $654.5 million for the nine months ended September 30, 2016, compared to net income of $327.2 million for the nine months ended September 30, 2015, primarily as a result of an increase in income from operations of $304.9 million, the non-recurrence of $40.0 million loss on early extinguishment of debt, and a decrease in interest expense, net of $12.7 million, partially offset by an increase in income tax expense of $30.3 million. The increase in income from operations was primarily driven by a decrease in selling, general and administrative expenses, a decrease in cost of sales, a decrease in other operating expenses (income), net, a decrease in franchise and property expenses, an increase in sales and an increase in franchise and property revenues.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures, which do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including acquisition accounting impact on cost of sales, Tim Hortons transaction and restructuring costs and integration costs, each of which is associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income.

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2016	2015	Favorable/(Unfavorable)		2016	2015	Favorable/(Unfavorable)
Segment income:
TH	$287.1	$244.0	$43.1	17.7%	$793.9	$663.3	$130.6	19.7%
BK	201.8	196.7	5.1	2.6%	581.9	560.3	21.6	3.9%

Adjusted EBITDA	488.9	440.7	48.2	10.9%	1,375.8	1,223.6	152.2	12.4%
Share-based compensation and non-cash incentive compensation expense	11.8	15.5	3.7	23.9%	31.0	37.5	6.5	17.3%
Acquisition accounting impact on cost of sales	—	(0.3)	(0.3)	NM	—	0.5	0.5	NM
TH transaction and restructuring costs	—	24.3	24.3	NM	—	79.7	79.7	NM
Integration costs	4.4	—	(4.4)	NM	10.4	—	(10.4)	NM
Impact of equity method investments (a)	0.3	4.7	4.4	93.6%	(7.6)	15.7	23.3	148.4%
Other operating expenses (income), net	8.7	9.4	0.7	7.4%	38.2	82.2	44.0	53.5%

EBITDA	463.7	387.1	76.6	19.8%	1,303.8	1,008.0	295.8	29.3%
Depreciation and amortization	43.2	43.1	(0.1)	(0.2)%	128.7	137.8	9.1	6.6%

Income from operations	420.5	344.0	76.5	22.2%	1,175.1	870.2	304.9	35.0%
Interest expense, net	117.3	116.0	(1.3)	(1.1)%	349.6	362.3	12.7	3.5%
(Gain) loss on early extinguishment of debt	—	0.4	0.4	NM	—	40.0	40.0	NM
Income tax expense	64.6	44.7	(19.9)	(44.5)%	171.0	140.7	(30.3)	(21.5)%

Net income	$238.6	$182.9	$55.7	30.5%	$654.5	$327.2	$327.3	100.0%

NM – Not meaningful

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Adjusted EBITDA for the three and nine months ended September 30, 2016 increased over the prior periods primarily due to increases in segment income in our TH and BK segments.

EBITDA for the three and nine months ended September 30, 2016 increased over the prior year periods primarily due to increases in segment income in our TH and BK segments, the non-recurrence of TH transaction and restructuring costs, favorable results from the impact of equity method investments, a decrease in share-based compensation and non-cash incentive compensation and favorable results from other operating expenses (income), net, partially offset by integration costs recognized in the current period.

Results of Operations for TH Segment for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended		Variance		FX Impact	Variance Excluding FX Impact
	September 30,		Favorable / (Unfavorable)
	2016	2015	$	%	$	$	%
Sales and cost of sales (a):
Sales	$563.0	$522.1	$40.9	7.8%	$0.5	$40.4	7.7%
Cost of sales	434.6	426.7	(7.9)	(1.9)%	—	(7.9)	(1.9)%
Franchise and property:
Franchise and property revenues	226.9	215.6	11.3	5.2%	0.2	11.1	5.1%
Franchise and property expenses	79.8	79.2	(0.6)	(0.8)%	—	(0.6)	(0.8)%
Segment SG&A (b)	17.0	18.5	1.5	8.1%	0.7	0.8	4.3%
Segment depreciation and amortization (c)	25.7	27.3	1.6	5.9%	—	1.6	5.9%
Segment income (d)	287.1	244.0	43.1	17.7%	1.4	41.7	17.1%

(a)	Includes Restaurant VIEs.
(b)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and management general and administrative expenses.
(c)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(d)	Segment income for the three months ended September 30, 2016 includes $2.9 million of cash distributions received from equity method investments. Segment income for the three months ended September 30, 2015 excludes ($0.3) million of acquisition accounting impact on cost of sales and includes $3.7 million of cash distributions received from equity method investments.

Sales and Cost of Sales

During the three months ended September 30, 2016, the increase in sales was driven primarily by an increase in supply chain sales of $61.6 million due to system-wide sales growth of 4.8%, an increase in retail sales and favorable FX Impact, partially offset by a decrease in Company restaurant revenue of $21.2 million driven primarily by the conversion of Restaurant VIEs to franchise restaurants.

During the three months ended September 30, 2016, the increase in cost of sales was driven primarily by an increase in supply chain cost of sales of $25.3 million driven by an increase in supply chain sales as described above, partially offset by supply chain cost savings derived from effective cost management. This increase was partially offset by a decrease in Company restaurant cost of sales of $17.4 million primarily due to the conversion of Restaurant VIEs to franchise restaurants.

Franchise and Property

During the three months ended September 30, 2016, the increase in franchise and property revenue was driven by an increase in royalties and property revenues of $11.9 million primarily due to NRG of 148 restaurants during the trailing twelve-month period, comparable sales growth, new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants and favorable FX Impact. These factors were partially offset by a decrease in franchise fees and other revenue of $0.8 million.

During the three months ended September 30, 2016, the increase in franchise and property expenses was not meaningful.

Segment SG&A

During the three months ended September 30, 2016, Segment SG&A decreased primarily due to a decrease in selling expenses as a result of a decrease in advertising fund contributions driven by a decrease in the number of Restaurant VIEs from the prior year period and favorable FX Impact.

Segment Income

During the three months ended September 30, 2016, segment income increased primarily due to an increase in sales net of cost of sales and an increase in franchise and property revenues net of expenses.

Results of Operations for TH Segment for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended		Variance		FX Impact	Variance Excluding FX Impact
	September 30,		Favorable / (Unfavorable)
	2016	2015	$	%	$	$	%
Sales and cost of sales:
Sales	$1,565.8	$1,541.2	$24.6	1.6%	$(66.8)	$91.4	5.9%
Cost of sales	1,219.7	1,292.8	73.1	5.7%	53.2	19.9	1.5%
Franchise and property:
Franchise and property revenues	641.7	644.2	(2.5)	(0.4)%	(27.6)	25.1	3.9%
Franchise and property expenses	231.5	260.7	29.2	11.2%	10.1	19.1	7.3%
Segment SG&A	48.3	68.6	20.3	29.6%	1.8	18.5	27.0%
Segment depreciation and amortization	76.9	89.5	12.6	14.1%	3.2	9.4	10.5%
Segment income (e)	793.9	663.3	130.6	19.7%	(32.5)	163.1	24.6%

(e)	Segment income for the nine months ended September 30, 2016 includes $9.0 million of cash distributions received from equity method investments. Segment income for the nine months ended September 30, 2015 excludes $0.5 million of acquisition accounting impact on cost of sales and includes $10.0 million of cash distributions received from equity method investments.

Sales and Cost of Sales

During the nine months ended September 30, 2016, the increase in sales was driven primarily by an increase in supply chain sales of $164.8 million due to system-wide sales growth of 6.1% and an increase in retail sales, partially offset by a decrease in Company restaurant revenue of $73.4 million driven primarily by the conversion of Restaurant VIEs to franchise restaurants and unfavorable FX Impact.

During the nine months ended September 30, 2016, the decrease in cost of sales was driven primarily by a decrease in Company restaurant cost of sales of $62.2 million primarily due to the conversion of Restaurant VIEs to franchise restaurants and favorable FX Impact. These decreases were partially offset by an increase in supply chain cost of sales of $42.3 million driven by an increase in supply chain sales as described above, partially offset by supply chain cost savings derived from effective cost management.

Franchise and Property

During the nine months ended September 30, 2016, the decrease in franchise and property revenue was driven by a decrease in franchise fees and other revenue of $15.0 million driven by a decrease in sales of equipment packages and unfavorable FX Impact. These factors were partially offset by an increase in royalties and property revenues of $40.1 million primarily due to NRG of 148 restaurants during the trailing twelve-month period, comparable sales growth, and new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants.

During the nine months ended September 30, 2016, the decrease in franchise and property expenses was driven primarily by a decrease in the costs related to sale of equipment packages and favorable FX Impact.

Segment SG&A

During the nine months ended September 30, 2016, Segment SG&A decreased primarily due to a decrease in salaries and benefits, a decrease in selling expenses as a result of a decrease in advertising fund contributions driven by a decrease in the number of Restaurant VIEs from the prior year period and favorable FX Impact.

Segment Income

During the nine months ended September 30, 2016, segment income increased primarily due to an increase in sales net of cost of sales, an increase in franchise and property revenues net of expenses, and a decrease in Segment SG&A, partially offset by unfavorable FX Impact.

Results of Operations for BK Segment for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended		Variance		FX Impact	Variance Excluding FX Impact
	September 30,		Favorable / (Unfavorable)
	2016	2015	$	%	$	$	%
Sales and cost of sales:
Sales	$23.4	$23.8	$(0.4)	(1.7)%	$—	$(0.4)	(1.7)%
Cost of sales	20.4	19.9	(0.5)	(2.5)%	—	(0.5)	(2.5)%
Franchise and property:
Franchise and property revenues	262.4	258.2	4.2	1.6%	(3.8)	8.0	3.1%
Franchise and property expenses	32.1	35.2	3.1	8.8%	0.4	2.7	7.7%
Segment SG&A	43.5	42.0	(1.5)	(3.6)%	0.3	(1.8)	(4.3)%
Segment depreciation and amortization	12.0	11.8	(0.2)	(1.7)%	—	(0.2)	(1.7)%
Segment income	201.8	196.7	5.1	2.6%	(3.1)	8.2	4.2%

Franchise and Property

During the three months ended September 30, 2016, the increase in franchise and property revenue was driven primarily by an increase in royalties of $14.7 million primarily due to NRG of 574 restaurants during the trailing twelve-month period and comparable sales growth, partially offset by a decrease in renewal franchise fees and an unfavorable FX Impact.

During the three months ended September 30, 2016, the decrease in franchise and property expenses was driven primarily by a decrease in rent expense related to leases that were assigned to franchisees during 2015, a decrease in other franchise expenses and favorable FX Impact.

Segment SG&A

During the three months ended September 30, 2016, Segment SG&A increased primarily due to an increase in expenses related to new master franchisees, partially offset by a favorable FX Impact.

Segment Income

During the three months ended September 30, 2016, segment income increased primarily due to an increase in franchise and property revenues net of expenses, partially offset by an increase in Segment SG&A, a decrease in sales net of cost of sales and unfavorable FX Impact.

Results of Operations for BK Segment for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended		Variance		FX Impact	Variance Excluding FX Impact
	September 30,		Favorable / (Unfavorable)
	2016	2015	$	%	$	$	%
Sales and cost of sales:
Sales	$69.7	$72.0	$(2.3)	(3.2)%	$(0.3)	$(2.0)	(2.8)%
Cost of sales	59.3	61.8	2.5	4.0%	0.3	2.2	3.6%
Franchise and property:
Franchise and property revenues	757.2	737.8	19.4	2.6%	(18.1)	37.5	5.1%
Franchise and property expenses	98.7	104.5	5.8	5.6%	1.2	4.6	4.4%
Segment SG&A	122.9	118.8	(4.1)	(3.5)%	0.2	(4.3)	(3.6)%
Segment depreciation and amortization	35.9	35.6	(0.3)	(0.8)%	(0.1)	(0.2)	(0.6)%
Segment income	581.9	560.3	21.6	3.9%	(16.6)	38.2	6.8%

Franchise and Property

During the nine months ended September 30, 2016, the increase in franchise and property revenue was driven primarily by an increase in royalties of $44.8 million primarily due to NRG of 574 restaurants during the trailing twelve-month period and comparable sales growth, partially offset by a decrease in renewal franchise fees and an unfavorable FX Impact.

During the nine months ended September 30, 2016, the decrease in franchise and property expenses was driven primarily by a decrease in rent expense related to leases that were assigned to franchisees during 2015, a decrease in other franchise expenses and favorable FX Impact.

Segment SG&A

During the nine months ended September 30, 2016, Segment SG&A increased primarily due to an increase in salary and benefits, partially offset by a favorable FX Impact.

Segment Income

During the nine months ended September 30, 2016, segment income increased primarily due to an increase in franchise and property revenues net of expenses, partially offset by an increase in Segment SG&A and unfavorable FX Impact.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to pay distributions on our Partnership preferred units to allow RBI to pay dividends on its Preferred Shares (as defined below), to repurchase RBI common shares, to repurchase Class B exchangeable limited partnership units (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay dividends on RBI common shares and distributions on Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and the cash distribution requirements of Partnership preferred units.

At September 30, 2016, we had cash and cash equivalents of $1,228.6 million and working capital of $641.5 million. In addition, at September 30, 2016, we had borrowing availability of $498.5 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, Preferred Share dividends, debt service requirements and capital spending over the next twelve months.

At September 30, 2016, approximately 13% of our consolidated cash and cash equivalents balances were held in tax jurisdictions other than Canada and the U.S. Undistributed earnings of our foreign subsidiaries for periods prior to the Transactions are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to the Transactions, we record a deferred tax liability for earnings of foreign subsidiaries with U.S. parent companies when such amounts are not considered permanently reinvested and would be subject to tax in the U.S. upon repatriation of cash.

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

2015 Amended Credit Agreement

As of September 30, 2016, there was $5,059.0 million outstanding principal amount of secured term loans (the “Term Loan Facility”) under our credit agreement dated May 22, 2015 (the “2015 Amended Credit Agreement”). As of September 30, 2016, the interest rate was 3.75% on our Term Loan Facility. Based on the amounts outstanding under the Term Loan Facility and the three-month LIBOR rate as of September 30, 2016, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $192.1 million in interest payments and $34.3 million in principal payments. In addition, as of September 30, 2016, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $19.3 million for the next twelve months.

As of September 30, 2016, we had no amounts outstanding under the revolving credit facility available under the 2015 Amended Credit Agreement (the “Revolving Credit Facility”). Funds available under the Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of September 30, 2016, we had $1.5 million of letters of credit issued against the Revolving Credit Facility and our borrowing availability was $498.5 million.

2015 Senior Notes

Two of our subsidiaries (the “Borrowers”) are parties to an indenture dated May 22, 2015 (the “2015 Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 (the “2015 Senior Notes”). The 2015 Senior Notes bear interest at a rate of 4.625% per annum and are payable semi-annually on January 15 and July 15 of each year. At September 30, 2016, we had outstanding $1,250.0 million of 2015 Senior Notes. No principal payments are due until maturity. Based on the amount outstanding at September 30, 2016, required debt service for the next twelve months on the 2015 Senior Notes is $57.8 million in interest payments.

2014 Senior Notes

The Borrowers are parties to an indenture dated October 8, 2014 (the “2014 Senior Notes Indenture”) in connection with the issuance of $2,250.0 million of 6.00% second lien senior secured notes due April 1, 2022 (the “2014 Senior Notes”). The 2014 Senior Notes bear interest at a rate of 6.00% per annum, payable semi-annually on April 1 and October 1 of each year. At September 30, 2016, we had outstanding $2,250.0 million of 2014 Senior Notes. No principal payments are due until maturity. Based on the amount outstanding at September 30, 2016, required debt service for the next twelve months on the 2014 Senior Notes is $135.0 million in interest payments.

Tim Hortons Notes

At September 30, 2016, we had notes outstanding with the following carrying values and terms: (i) C$48.0 million of 4.20% Senior Unsecured Notes, Series 1, due June 1, 2017, (ii) C$2.6 million of 4.52% Senior Unsecured Notes, Series 2, due December 1, 2023 and (iii) C$3.9 million of 2.85% Senior Unsecured Notes, Series 3, due April 1, 2019 (collectively, the “Tim Hortons Notes”). No principal payments are due until maturity. Based on the amounts outstanding at September 30, 2016, required debt service for the next twelve months on the Tim Hortons Notes is C$2.2 million in interest payments and C$48.0 million in principal payments.

As of September 30, 2016, we were in compliance with all covenants of the 2015 Amended Credit Agreement, the 2015 Senior Notes Indenture, the 2014 Senior Notes Indenture and the indenture governing the Tim Hortons Notes, and there were no limitations on our ability to draw on our Revolving Credit Facility.

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

Cash Distributions

On April 4, 2016, RBI paid a dividend of $0.14 per RBI common share. On the same date, Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.14 per Partnership exchangeable unit. On April 1, 2016, RBI paid a dividend of $0.98 per Preferred Share, for a total of $67.5 million, which included the amount due for the first calendar quarter of 2016. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

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

On October 4, 2016, RBI paid a dividend of $0.16 per RBI common share. On the same date, Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.16 per Partnership exchangeable unit. On October 3, 2016, RBI paid a dividend of $0.98 per Preferred Share, for a total of $67.5 million, which included the amount due for the third calendar quarter of 2016. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On October 24, 2016, the RBI board of directors declared a cash dividend of $0.17 per RBI common share, which will be paid on January 4, 2017 to RBI common shareholders of record on December 8, 2016. Partnership will make a distribution to RBI as holder of all of the Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.17 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above. On October 24, 2016, the RBI board of directors declared a cash dividend of $0.98 per preferred share, for a total dividend of $67.5 million which will be paid to the holder of the preferred shares on January 3, 2017. The dividend on the preferred shares includes the amount due for the fourth calendar quarter of 2016. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

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

Outstanding Security Data

As of October 20, 2016, we had outstanding 202,006,067 Class A common units issued to RBI, 68,530,939 Partnership preferred units issued to RBI and 227,049,533 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the Preferred Shares and the special voting share, except as otherwise provided by law. For information on equity-based compensation and our outstanding equity awards, see Note 19 to our audited consolidated financial statements in Part II, Item 8 of our Annual Report filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

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

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $905.8 million during the nine months ended September 30, 2016, compared to $950.4 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by the reclassification of restricted cash to cash and cash equivalents during 2015 and changes in working capital, partially offset by an increase in net income, excluding non-cash adjustments.

Investing Activities

Cash provided by investing activities was $19.3 million for the nine months ended September 30, 2016, compared to cash used for investing activities of $40.0 million during the same period in the prior year. The change in investing activities was driven primarily by a decrease in capital expenditures, partially offset by a decrease in proceeds from the settlement of derivative instruments.

Financing Activities

Cash used for financing activities was $464.8 million for the nine months ended September 30, 2016, compared to $1,684.7 million during the same period in the prior year. The decrease in cash used for financing activities was driven primarily by the repayment of a portion of the Term Loan Facility, the redemption of a portion of the Tim Hortons Notes and payments of financing costs, partially offset by proceeds from the offering of the 2015 Senior Notes in the prior year and higher distributions in the current year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended September 30, 2016 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2016. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The management of RBI, as the general partner of Partnership, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, RBI’s internal control over financial reporting.

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

These forward looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (3) the ability of our credit facilities’ and derivatives’ counterparties to fulfill their commitments and/or obligations; and (4) changes in applicable tax laws or interpretations thereof.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended

December 31, 2015 filed with the SEC and Canadian securities regulatory authorities on February 26, 2016, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward - looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward - looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Restaurant Brands International Limited Partnership By: Restaurant Brands International Inc., its general partner

Date: October 24, 2016	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.37	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2016).

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document