Form 10-Q
period 2017-03-31
Restaurant Brands International Limited Partnership
filed 2017-04-26
CIK 1618755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one);

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of April 20, 2017, there were 226,859,954 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information

Item 1. Financial Statements

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions of U.S. dollars, except unit data)

(Unaudited)

	As of
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$909.3	$1,420.4
Accounts and notes receivable, net of allowance of $16.1 million and $14.3 million, respectively	362.0	403.5
Inventories, net	83.3	71.8
Advertising fund restricted assets	85.7	57.7
Prepaids and other current assets	122.2	103.6

Total current assets	1,562.5	2,057.0

Property and equipment, net of accumulated depreciation and amortization of $507.2 million and $474.5 million, respectively	2,140.4	2,054.7
Intangible assets, net	10,293.5	9,228.0
Goodwill	5,787.3	4,675.1
Net investment in property leased to franchisees	85.3	91.9
Derivative assets	659.8	717.9
Other assets, net	294.0	300.7

Total assets	$20,822.8	$19,125.3

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$391.4	$369.8
Other accrued liabilities	496.4	469.3
Gift card liability	139.1	194.4
Advertising fund liabilities	137.9	83.3
Current portion of long term debt and capital leases	110.1	93.9

Total current liabilities	1,274.9	1,210.7

Term debt, net of current portion	9,531.5	8,410.2
Capital leases, net of current portion	226.5	218.4
Other liabilities, net	806.0	784.9
Deferred income taxes, net	2,089.2	1,715.1

Total liabilities	13,928.1	12,339.3

Partnership preferred units; no par value; 68,530,939 authorized, issued and outstanding at March 31, 2017 and December 31, 2016	3,297.0	3,297.0

Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at March 31, 2017 and December 31, 2016	3,408.8	3,364.1
Partnership exchangeable units; 226,870,394 issued and outstanding at March 31, 2017; 226,995,404 issued and outstanding at December 31, 2016	1,477.4	1,476.2
Accumulated other comprehensive income (loss)	(1,292.3)	(1,355.4)

Total Partners’ capital	3,593.9	3,484.9
Noncontrolling interests	3.8	4.1

Total equity	3,597.7	3,489.0

Total liabilities, Partnership preferred units and equity	$20,822.8	$19,125.3

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions of U.S. dollars, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Sales	$550.4	$490.5
Franchise and property revenues	450.2	428.0

Total revenues	1,000.6	918.5
Cost of sales	423.4	390.6
Franchise and property expenses	111.0	101.8
Selling, general and administrative expenses	121.9	73.2
(Income) loss from equity method investments	(5.7)	(18.5)
Other operating expenses (income), net	13.8	40.8

Total operating costs and expenses	664.4	587.9

Income from operations	336.2	330.6
Interest expense, net	111.4	115.1
Loss on early extinguishment of debt	20.4	—

Income before income taxes	204.4	215.5
Income tax expense	37.8	47.2

Net income	166.6	168.3

Net income attributable to noncontrolling interests (Note 11)	0.4	0.9
Partnership preferred unit distributions	67.5	67.5

Net income attributable to common unitholders	$98.7	$99.9

Earnings per unit - basic and diluted
Class A common units	$0.25	$0.25
Partnership exchangeable units	$0.21	$0.22
Weighted average units outstanding - basic and diluted
Class A common units	202.0	202.0
Partnership exchangeable units	226.9	229.8
Distributions per unit
Class A common units	$0.21	$0.16
Partnership exchangeable units	$0.18	$0.14

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$166.6	$168.3

Foreign currency translation adjustment	105.8	649.4
Net change in fair value of net investment hedges, net of tax of $10.7 and $35.5	(43.5)	(238.6)
Net change in fair value of cash flow hedges, net of tax of $0.9 and $15.7	(2.6)	(44.4)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(1.3) and $0	3.7	(0.1)
Pension and post-retirement benefit plans, net of tax of $0.1 and $0	(0.1)	—
Amortization of prior service (credits) costs, net of tax of $0.3 and $0.3	(0.4)	(0.4)
Amortization of actuarial (gains) losses, net of tax of $(0.1) and $(0.1)	0.2	0.1

Other comprehensive income (loss)	63.1	366.0

Comprehensive income (loss)	229.7	534.3
Comprehensive income (loss) attributable to noncontrolling interests	0.4	0.9
Comprehensive income attributable to preferred unitholders	67.5	67.5

Comprehensive income (loss) attributable to common unitholders	$161.8	$465.9

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(In millions of U.S. dollars, except unit data)

(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2016	202.0	$3,364.1	227.0	$1,476.2	$(1,355.4)	$4.1	$3,489.0
Distributions declared on Class A common units	—	(42.3)	—	—	—	—	(42.3)
Distributions declared on partnership exchangeable units	—	—	—	(40.8)	—	—	(40.8)
Preferred unit distributions	—	(34.3)	—	(33.2)	—	—	(67.5)
Exchange of Partnership exchangeable units for RBI common shares	—	6.5	(0.1)	(6.5)	—	—	—
Capital contribution from RBI Inc.	—	30.3	—	—	—	—	30.3
Restaurant VIE contributions (distributions)	—	—	—	—	—	(0.7)	(0.7)
Net income	—	84.5	—	81.7	—	0.4	166.6
Other comprehensive income (loss)	—	—	—	—	63.1	—	63.1

Balances at March 31, 2017	202.0	$3,408.8	226.9	$1,477.4	$(1,292.3)	$3.8	$3,597.7

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$166.6	$168.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.4	42.1
Non-cash loss on extinguishment of debt	17.9	—
Amortization of deferred financing costs and debt issuance discount	8.5	9.7
(Income) loss from equity method investments	(5.7)	(18.5)
Loss (gain) on remeasurement of foreign denominated transactions	10.4	28.0
Net losses on derivatives	5.8	3.5
Share-based compensation expense	16.5	6.4
Deferred income taxes	15.3	—
Other	3.6	8.5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	47.8	34.1
Inventories and prepaids and other current assets	(8.4)	(78.6)
Accounts and drafts payable	14.6	(6.6)
Advertising fund restricted assets and fund liabilities	27.2	(15.7)
Other accrued liabilities and gift card liability	(82.6)	0.6
Other long-term assets and liabilities	20.1	(8.8)

Net cash provided by operating activities	301.0	173.0

Cash flows from investing activities:
Payments for property and equipment	(4.1)	(5.6)
Proceeds from disposal of assets, restaurant closures, and refranchisings	6.8	7.2
Net payment for purchase of Popeyes, net of cash acquired	(1,635.9)	—
Return of investment on direct financing leases	4.1	4.1
Settlement/sale of derivatives, net	5.2	(1.1)
Other investing activities, net	(0.8)	2.2

Net cash provided by (used for) investing activities	(1,624.7)	6.8

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,300.0	—
Repayments of long-term debt and capital leases	(319.9)	(17.2)
Payment of financing costs	(31.8)	—
Payment of dividends on common and preferred shares and distributions on Partnership exchangeable units	(145.9)	(128.3)
Capital contribution from RBI Inc.	8.0	6.5
Other financing activities, net	(1.1)	3.1

Net cash provided by (used for) financing activities	809.3	(135.9)

Effect of exchange rates on cash and cash equivalents	3.3	13.9
Increase (decrease) in cash and cash equivalents	(511.1)	57.8
Cash and cash equivalents at beginning of period	1,420.4	753.7

Cash and cash equivalents at end of period	$909.3	$811.5

Supplemental cashflow disclosures:
Interest paid	$80.1	$82.4
Income taxes paid	$24.1	$47.6
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$13.7	$5.4

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Organization

Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburger restaurants principally under the Burger King® brand (“Burger King”), and chicken quick service restaurants under the Popeyes® brand (“Popeyes”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2017, we franchised or owned 4,644 Tim Hortons restaurants, 15,768 Burger King restaurants, and 2,743 Popeyes restaurants, for a total of 23,155 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.

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

Note 2. Popeyes Acquisition

On March 27, 2017, we completed the acquisition of all of the outstanding shares of common stock of Popeyes Louisiana Kitchen, Inc. (the “Popeyes Acquisition”). Popeyes Louisiana Kitchen Inc. is one of the world’s largest chicken quick service restaurants and its global footprint complements RBI’s existing portfolio. Like RBI’s other brands, the Popeyes brand is managed independently, while benefitting from the global scale and resources of RBI. The Popeyes Acquisition was accounted for as a business combination using the acquisition method of accounting.

Total consideration in connection with the Popeyes Acquisition was $1,654.7 million, which includes $32.6 million for the settlement of equity awards. The consideration was funded through (1) cash on hand of approximately $354.7 million, and (2) $1,300.0 million from incremental borrowings under our Term Loan Facility – see Note 9, Long-Term Debt.

Fees and expenses related to the Popeyes Acquisition and related financings (“PLK Transaction costs”) totaled $34.4 million, consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. These fees and expenses were funded through cash on hand.

The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

March 27, 2017
Total current assets	$64.4
Property and equipment	96.5
Popeyes brand	1,020.0
Other assets	0.7
Total current liabilities	(74.7)
Total debt and capital lease obligations	(159.0)
Deferred income taxes	(358.3)
Other liabilities	(13.2)

Total identifiable net assets	576.4
Goodwill	1,078.3

Total consideration	$1,654.7

The purchase price allocation reflects preliminary fair value estimates based on management’s analysis, including preliminary work performed by third-party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.

The Popeyes brand has been assigned an indefinite life and, therefore, will not be amortized, but rather tested annually for impairment. Goodwill attributable to the Popeyes Acquisition will not be amortizable or deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company. We have not yet allocated goodwill related to the Popeyes Acquisition to reporting units for goodwill impairment testing purposes. Goodwill will be allocated to reporting units when the purchase price allocation is finalized during the measurement period.

On March 27, 2017, we repaid $155.5 million of debt assumed in connection with the Popeyes Acquisition.

The Popeyes Acquisition is not material to our consolidated financial statements, and therefore, supplemental pro forma financial information related to the acquisition is not included herein.

Note 3. Basis of Presentation and Consolidation

We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 17, 2017.

The Financial Statements include our accounts and the accounts of entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All material intercompany balances and transactions have been eliminated in consolidation. Investments in other affiliates that are owned 50% or less where we have significant influence are accounted for by the equity method.

We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary.

Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of March 31, 2017 and December 31, 2016, we determined that we are the primary beneficiary of 81 and 96 Restaurant VIEs, respectively. As Tim Hortons, Burger King, and Popeyes franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

The preparation of consolidated financial statements in conformity with U.S. GAAP and related rules and regulations of the SEC requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income.

Note 4. New Accounting Pronouncements

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB deferred adoption of the new standard by one year. Several updates have been issued since to clarify the implementation guidance. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, enhances revenue recognition disclosures, and is now effective commencing in 2018. The guidance allows for either a full retrospective or modified retrospective transition method. We have not yet selected a transition method.

We have performed a preliminary analysis of the impact of the new revenue recognition guidance and developed a comprehensive plan for the implementation. The project plan includes analyzing the impact on our current revenue streams, comparing our historical accounting policies to the new guidance, and identifying potential differences from applying the requirements of the new guidance to our contracts. Under current accounting guidance, we recognize initial franchise fees when we have performed all material obligations and services, which generally occurs when the franchised restaurant opens. Under the new guidance, we anticipate deferring the initial franchise fees and recognizing revenue over the term of the related franchise agreement. We anticipate that the new guidance will also change our reporting of advertising fund contributions from franchisees and the related advertising expenditures, which are currently reported on a net basis in our consolidated balance sheet. Under the current guidance, as of the balance sheet date, advertising fund contributions received may not equal advertising expenditures for the period due to the timing of promotions. To the extent that contributions received exceeded advertising expenditures, the excess contributions are treated as a deferred liability. To the extent that advertising expenditures temporarily exceeded advertising fund contributions, the difference is recorded as a receivable from the fund. Under the new guidance, we anticipate advertising fund contributions from franchisees and advertising fund expenditures will be reported on a gross basis and the related advertising fund revenues and expenses may be reported in different periods.

We anticipate that estimated breakage income on gift cards will be recognized as gift cards are utilized instead of our current policy of deferring the breakage income until it is deemed remote that the unused gift card balance will be redeemed. We do not believe this guidance will materially impact our recognition of revenue from Company restaurant sales, our recognition of royalty revenues from franchisees, or our recognition of revenues from property rentals. We are continuing to evaluate the impact the adoption of this guidance will have on the recognition of revenue from other sources.

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

Derivative Contract Novations on Existing Hedges – In March 2016, the FASB issued an accounting standards update that clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under existing accounting guidance does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We adopted this new guidance on a prospective basis on January 1, 2017. Adoption did not have an impact on our consolidated financial statements.

Equity Method Accounting – In March 2016, the FASB issued an accounting standards update which eliminates the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in level of ownership interest or degree of influence. We adopted this new guidance on a prospective basis on January 1, 2017. Adoption did not have an impact on our consolidated financial statements.

Employee Share-Based Payment Accounting – In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is mostly modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies which requires prospective adoption. We adopted this new guidance on January 1, 2017. The adoption of this new guidance resulted in an increase to our diluted weighted average shares outstanding, as well as recognition of excess tax benefits as a reduction in the provision for income taxes rather than an addition to common shares, as required by previous accounting guidance. We will continue to estimate forfeitures instead of accounting for them as they occur as permitted by the new standard. The adoption of the other provisions of this new guidance did not have an impact on our consolidated financial statements.

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

Intra-Entity Transfers of Assets Other Than Inventory – In October 2016, the FASB issued guidance amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The amendment is effective for 2018. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

Goodwill Impairment – In January 2017, the FASB issued guidance to simplify how an entity measures goodwill impairment by removing the second step of the two-step quantitative goodwill impairment test. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. The amendment requires prospective adoption and is effective commencing in 2020 with early adoption permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

Note 5. Earnings per Share

Partnership uses the two-class method in the computation of earnings per unit. Pursuant to the terms of the partnership agreement, RBI, as the holder of the Class A common units, is entitled to receive distributions from Partnership in an amount equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Class B exchangeable limited partnership units (the “Partnership exchangeable units”) are entitled to receive distributions from Partnership in an amount per unit equal to the dividends payable by RBI on each RBI common share. Partnership’s net income available to common unitholders is allocated between RBI common shares, the Class A common units and Partnership exchangeable units on a fully-distributed basis and reflects residual net income after noncontrolling interests, and Partnership preferred unit distributions. Basic and diluted earnings per Class A common unit is determined by dividing net income allocated to Class A common unit holders by the weighted average number of Class A common units outstanding for the period. Basic and diluted earnings per Partnership exchangeable unit is determined by dividing net income allocated to the Partnership exchangeable units by the weighted average number of Partnership exchangeable units outstanding during the period.

There are no dilutive securities for Partnership as the exercise of stock options will not affect the number of Class A common units or Partnership exchangeable units outstanding. However, the issuance of shares by RBI in future periods will affect the allocation of net income attributable to common unitholders between Partnership’s Class A common units and Partnership exchangeable units.

The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended March 31,
	2017	2016
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$50.2	$50.0
Net income allocated to Partnership exchangeable unitholders	48.5	49.9

Net income attributable to common unitholders	$98.7	$99.9

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202.0	202.0
Weighted average Partnership exchangeable units	226.9	229.8

Total weighted average basic and diluted units outstanding	428.9	431.8

Earnings per unit - basic and diluted:
Class A common units	$0.25	$0.25
Partnership exchangeable units	$0.21	$0.22

Note 6. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$658.1	$(139.7)	$518.4	$655.1	$(132.4)	$522.7
Favorable leases	436.7	(160.1)	276.6	436.0	(149.7)	286.3

Subtotal	1,094.8	(299.8)	795.0	1,091.1	(282.1)	809.0

Indefinite lived intangible assets:
Tim Hortons brand	$6,393.4	$—	$6,393.4	$6,341.6	$—	$6,341.6
Burger King brand	2,085.1	—	2,085.1	2,077.4	—	2,077.4
Popeyes brand	1,020.0	—	1,020.0	—	—	—

Subtotal	9,498.5	—	9,498.5	8,419.0	—	8,419.0

Intangible assets, net			$10,293.5			$9,228.0

Goodwill
Tim Hortons segment	$4,119.6			$4,087.8
Burger King segment	589.4			587.3
Popeyes segment	1,078.3			—

Total	$5,787.3			$4,675.1

Amortization expense on intangible assets totaled $17.5 million for the three months ended March 31, 2017 and $18.3 million for the same period in the prior year. The change in the brands and goodwill balances during the three months ended March 31, 2017 was due principally to the addition of goodwill and intangibles from the Popeyes Acquisition, and to a lesser extent, the impact of foreign currency translation.

Note 7. Equity Method Investments

The aggregate carrying amount of our equity method investments was $154.7 million and $151.1 million as of March 31, 2017 and December 31, 2016, respectively, and is included as a component of other assets, net in our accompanying condensed consolidated balance sheets. Select information about our most significant equity method investments, based on the carrying value as of March 31, 2017, was as follows:

Entity	Country	Equity Interest
TIMWEN Partnership	Canada	50.0%
Carrols Restaurant Group, Inc.	United States	20.8%
Pangaea Foods (China) Holdings, Ltd.	China	27.5%

With respect to our Tim Hortons (“TH”) business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2.4 million and $2.5 million during the three months ended March 31, 2017 and 2016, respectively.

The aggregate market value of our equity interest in Carrols Restaurant Group, Inc. (“Carrols”), the most significant equity method investment for our Burger King (“BK”) business, based on the quoted market price on March 31, 2017, is approximately $133.2 million. No quoted market prices are available for our other equity method investments.

Our Popeyes Louisiana Kitchen (“PLK”) business does not have any equity method investments.

We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended
	March 31,
	2017	2016
Revenues from affiliates:
Franchise royalties	$38.5	$27.7
Property revenues	6.3	6.6
Franchise fees and other revenue	5.7	3.6

Total	$50.5	$37.9

We recognized $4.5 million and $4.4 million of contingent rent expense associated with the TIMWEN Partnership during the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and December 31, 2016, we had $25.0 million and $25.7 million, respectively, of accounts receivable from our equity method investments which were recorded in accounts and notes receivable, net in our condensed consolidated balance sheets.

(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $11.6 million during the three months ended March 31, 2016. The dilution gain resulted from the issuance of capital stock by one of our equity method investees, which reduced our ownership interest in this equity method investment. The dilution gain we recorded in connection with the issuance of capital stock reflects adjustments to the difference between the amount of underlying equity in the net assets of the equity method investee before and after their issuance of capital stock.

Note 8. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31,	December 31,
	2017	2016
Current:
Dividend payable	$150.6	$146.1
Interest payable	81.8	63.3
Accrued compensation and benefits	36.9	60.5
Taxes payable	62.2	43.3
Deferred income	49.4	54.7
Closed property reserve	10.9	11.0
Restructuring and other provisions	20.9	9.1
Other	83.7	81.3

Other accrued liabilities	$496.4	$469.3

Noncurrent:
Unfavorable leases	$268.2	$275.8
Taxes payable	256.8	252.2
Accrued pension	82.4	82.9
Derivatives liabilities	61.3	55.1
Lease liability	26.3	27.2
Deferred income	37.1	27.1
Other	73.9	64.6

Other liabilities, net	$806.0	$784.9

Note 9. Long-Term Debt

Long-term debt consists of the following (in millions):

	As of
	March 31, 2017	December 31, 2016
Term Loan Facility (due February 17, 2024)	$6,187.1	$5,046.1
2015 Senior Notes (due January 12, 2022)	1,250.0	1,250.0
2014 Senior Notes (due April 1, 2022)	2,250.0	2,250.0
Tim Hortons Notes (a)	41.0	40.6
Other	87.4	85.4
Less: unamortized deferred financing costs and deferred issuance discount	(193.3)	(187.1)

Total debt, net	9,622.2	8,485.0
Less: current maturities of debt	(90.7)	(74.8)

Total long-term debt	$9,531.5	$8,410.2

(a)	Tim Hortons Notes comprise three series of senior notes: (i) C$48.0 million of series 1 notes, due June 1, 2017 bearing interest at 4.20%, (ii) C$2.6 million of series 2 notes, due December 1, 2023, bearing interest at 4.52%, and (iii) C$3.9 million of series 3 notes, due April 1, 2019, bearing interest at 2.85%. No principal payments are due until maturity.

Refinancing of Credit Facilities

On February 17, 2017, two of our subsidiaries (the “Borrowers”) entered into a second amendment (the “Second Amendment”) to the credit agreement governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility of up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) maturing on December 12, 2019 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Under the Second Amendment, (i) the outstanding aggregate principal amount under our Term Loan Facility was decreased to $4,900.0 million as a result of a repayment of $146.1 million from cash on hand, (ii) the interest rate applicable to our Term Loan Facility was reduced to, at our option, either (a) a base rate plus an applicable margin equal to 1.25%, or (b) a Eurocurrency rate plus an applicable margin equal to 2.25%, (iii) the maturity of our Term Loan Facility was extended from December 12, 2021 to February 17, 2024, and (iv) the Borrowers and their subsidiaries were provided with additional flexibility under certain negative covenants, including incurrence of indebtedness, making of investments, dispositions and restricted payments, and prepayment of subordinated indebtedness. Except as described herein, the Second Amendment does not contain any material changes to the terms of the Credit Facilities.

In connection with the Second Amendment, we capitalized approximately $11.3 million in debt issuance costs and recorded a loss on early extinguishment of debt of $20.4 million during the three months ended March 31, 2017. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs and discounts.

Incremental Term Loan

In connection with the Popeyes Acquisition, we obtained an incremental term loan in the aggregate principal amount of $1,300.0 million (the “Incremental Term Loan”) under our Term Loan Facility. The Incremental Term Loan bears interest at the same rate as the Term Loan Facility and also matures on February 17, 2024. In connection with the Incremental Term Loan, Popeyes was included as loan guarantor and its assets as collateral, under the Credit Facilities. Except as described herein, there were no other material changes to the terms of the Credit Facilities. Debt issuance costs capitalized in connection with the Incremental Term Loan were approximately $20.5 million.

Revolving Credit Facility

As of March 31, 2017, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of March 31, 2017, we had $1.6 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $498.4 million.

Fair Value Measurement

The fair value of our variable rate term debt and bonds is estimated using inputs based on bid and offer prices that are Level 2 inputs and was $9.85 billion and $8.77 billion at March 31, 2017 and December 31, 2016, respectively, compared to a principal carrying amount of $9.73 billion and $8.59 billion, respectively on the same dates.

Interest Expense, net

Interest expense, net consists of the following (in millions):

	Three Months Ended
	March 31,
	2017	2016
Debt	$100.0	$101.2
Capital lease obligations	5.0	4.8
Amortization of deferred financing costs and debt issuance discount	8.5	9.7
Interest income	(2.1)	(0.6)

Interest expense, net	$111.4	$115.1

Note 10. Income Taxes

Our effective tax rate was 18.5% for the three months ended March 31, 2017. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions, the favorable impact of our financing structure and stock option exercises, partially offset by non-deductible transaction related costs.

Our effective tax rate was 21.9% for the three months ended March 31, 2016. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact of our financing structure.

Note 11. Equity

During the three months ended March 31, 2017, Partnership exchanged 125,010 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares was accounted for as a capital contribution by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.

Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2016	$533.1	$(32.8)	$(1,855.7)	$(1,355.4)
Foreign currency translation adjustment	—	—	105.8	105.8
Net change in fair value of derivatives, net of tax	(46.1)	—	—	(46.1)
Amounts reclassified to earnings of cash flow hedges, net of tax	3.7	—	—	3.7
Pension and post-retirement benefit plans, net of tax	—	(0.1)	—	(0.1)
Amortization of prior service (credits) costs, net of tax	—	(0.4)	—	(0.4)
Amortization of actuarial (gains) losses, net of tax	—	0.2	—	0.2

Balances at March 31, 2017	$490.7	$(33.1)	$(1,749.9)	$(1,292.3)

The following table displays the reclassifications out of AOCI (in millions):

		Amounts Reclassified from AOCI
	Affected Line Item in the	Three Months Ended March 31,
Details about AOCI Components	Statements of Operations	2017	2016

Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(5.9)	$(3.5)
Forward-currency contracts	Cost of sales	0.9	3.6

	Total before tax	(5.0)	0.1
	Income tax (expense) benefit	1.3	—

	Net of tax	$(3.7)	$0.1

Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (a)	0.7	0.7
Amortization of actuarial gains (losses)	SG&A (a)	(0.3)	(0.1)

	Total before tax	0.4	0.6
	Income tax (expense) benefit	(0.2)	(0.3)

	Net of tax	$0.2	$0.3

Total reclassifications	Net of tax	$(3.5)	$0.4

(a)	Refers to selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 12. Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.

Interest Rate Swaps

During 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $2,500.0 million of our Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021. The notional value of the swaps is $2,500.0 million. There are six sequential interest rate swaps to achieve the hedged position. Each year on March 31, the existing interest rate swap is scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on March 31, 2021. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value is recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $84.6 million in AOCI at the date of settlement. This amount will be reclassified into interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of March 31, 2017 that we expect to be reclassified into interest expense within the next 12 months is $12.5 million.

Cross-Currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2017, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At March 31, 2017, we had outstanding cross-currency rate swaps in which we pay quarterly between 4.802% and 7.002% on a tiered payment structure per annum on the Canadian dollar notional amount of C$5,641.7 million and receive quarterly between 3.948% and 6.525% on a tiered payment structure per annum on the U.S. dollar notional amount of $5,000.0 million through the maturity date of March 31, 2021. We designated these cross-currency rate swaps as hedges and account for these derivative instruments as net investment hedges.

At March 31, 2017, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of € 1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.

During 2015, we terminated some cross-currency rate swaps with an aggregate notional value of $315.0 million. The net unrealized gains totaled $31.8 million as of the termination date. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

Foreign Currency Exchange Contracts

We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At March 31, 2017, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $178.9 million with maturities to June 2018. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

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

Quantitative Disclosures about Derivative Instruments and Fair Value Measurements

The following tables present the required quantitative disclosures for our derivative instruments, including their estimated fair values (all estimated using Level 2 inputs) and their location on our condensed consolidated balance sheets (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended March 31,
	2017	2016
Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	$(5.0)	$(51.0)
Forward-currency contracts	$1.5	$(9.1)
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$(54.2)	$(274.1)

Classification on Condensed Consolidated Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	Three Months Ended March 31,
	2017	2016
Interest expense, net	$(5.9)	$(3.5)
Cost of sales	$0.9	$3.6

	Fair Value as of
	March 31, 2017	December 31, 2016	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$2.0	$2.8	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	659.8	717.9	Derivative assets

Total assets at fair value	$661.8	$720.7

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$57.2	$55.1	Other liabilities, net
Foreign currency	0.9	1.1	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	4.1	—	Other liabilities, net

Total liabilities at fair value	$62.2	$56.2

Note 13. Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	Three Months Ended
	March 31,
	2017	2016
Franchise royalties	$242.0	$227.8
Property revenues	175.0	171.3
Franchise fees and other revenue	33.2	28.9

Franchise and property revenues	$450.2	$428.0

Note 14. Other Operating Expenses (Income), net

Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2.9	$15.3
Litigation settlements and reserves, net	—	0.7
Net losses (gains) on foreign exchange	10.4	24.1
Other, net	0.5	0.7

Other operating expenses (income), net	$13.8	$40.8

Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.

Note 15. Segment Reporting

As stated in Note 1, Description of Business and Organization, we manage three brands. Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Under the Popeyes brand, we operate in the chicken category of the quick service segment of the restaurant industry. We generate revenue from four sources: (i) sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing, and distribution, as well as sales to retailers; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) sales at Company restaurants.

Each brand is managed by a brand president that reports directly to our Chief Executive Officer, who is our Chief Operating Decision Maker. Therefore, we have three operating segments: (1) TH, which includes all operations of our Tim Hortons brand, (2) BK, which includes all operations of our Burger King brand, and (3) PLK, which includes all operations of our Popeyes brand. Our three operating segments represent our reportable segments. PLK revenues and segment income for the period from the acquisition date of March 27, 2017 through March 31, 2017 were not material to our consolidated financial statements, and therefore, are not included in our consolidated statement of operations for the three months ended March 31, 2017. PLK revenues and segment income for this period will be included in our consolidated statement of operations for the three months ending June 30, 2017.

The following table presents revenues, by segment and by country (in millions):

	Three Months Ended
	March 31,
	2017	2016
Revenues by operating segment:
TH	$733.6	$657.8
BK	267.0	260.7

Total revenues	$1,000.6	$918.5

Revenues by country (a):
Canada	$657.0	$581.2
United States	232.4	229.5
Other	111.2	107.8

Total revenues	$1,000.6	$918.5

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, and depreciation and amortization, adjusted to exclude the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs associated with the Popeyes Acquisition, and integration costs associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. A reconciliation of segment income to net income (loss) consists of the following (in millions).

	Three Months Ended
	March 31,
	2017	2016
Segment income:
TH	$256.2	$227.8
BK	187.1	180.0

Adjusted EBITDA	443.3	407.8
Share-based compensation and non-cash incentive compensation expense	18.5	7.9
PLK Transaction costs	34.4	—
Integration costs	—	2.2
Impact of equity method investments (a)	(2.9)	(15.7)
Other operating expenses (income), net	13.8	40.8

EBITDA	379.5	372.6
Depreciation and amortization	43.3	42.0

Income from operations	336.2	330.6
Interest expense, net	111.4	115.1
Loss on early extinsguishment of debt	20.4	—
Income tax expense	37.8	47.2

Net income	$166.6	$168.3

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 16. Supplemental Financial Information

On May 22, 2015, 1011778 B.C. Unlimited Liability Company (the “Parent Issuer”) and New Red Finance Inc. (the “Co-Issuer” and together with the Parent Issuer, the “Issuers”) entered into an amended credit agreement that provides for obligations under the Credit Facilities. On May 22, 2015, the Issuers entered into the 2015 Senior Notes Indenture with respect to the 2015 Senior Notes. On October 8, 2014, the Issuers entered into the 2014 Senior Notes Indenture with respect to the 2014 Senior Notes.

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(In millions of U.S. dollars)

As of March 31, 2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$909.3	$—	$—	$909.3
Accounts and notes receivable, net	362.0	—	—	362.0
Inventories, net	83.3	—	—	83.3
Advertising fund restricted assets	85.7	—	—	85.7
Prepaids and other current assets	122.2	—	—	122.2

Total current assets	1,562.5	—	—	1,562.5

Property and equipment, net	2,140.4	—	—	2,140.4
Intangible assets, net	10,293.5	—	—	10,293.5
Goodwill	5,787.3	—	—	5,787.3
Net investment in property leased to franchisees	85.3	—	—	85.3
Derivative assets	659.8	—	—	659.8
Intercompany receivable	—	150.6	(150.6)	—
Investment in subsidiaries	—	6,894.7	(6,894.7)	—
Other assets, net	294.0	—	—	294.0

Total assets	$20,822.8	$7,045.3	$(7,045.3)	$20,822.8

LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$391.4	$—	$—	$391.4
Other accrued liabilities	345.8	150.6	—	496.4
Gift card liability	139.1	—	—	139.1
Advertising fund liabilities	137.9	—	—	137.9
Current portion of long term debt and capital leases	110.1	—	—	110.1

Total current liabilities	1,124.3	150.6	—	1,274.9

Term debt, net of current portion	9,531.5	—	—	9,531.5
Capital leases, net of current portion	226.5	—	—	226.5
Other liabilities, net	806.0	—	—	806.0
Payables to affiliates	150.6	—	(150.6)	—
Deferred income taxes, net	2,089.2	—	—	2,089.2

Total liabilities	13,928.1	150.6	(150.6)	13,928.1

Partnership preferred units	—	3,297.0	—	3,297.0

Partners’ capital:
Class A common units	—	3,408.8	—	3,408.8
Partnership exchangeable units	—	1,477.4	—	1,477.4
Common shares	6,705.5	—	(6,705.5)	—
Retained earnings	1,477.7	—	(1,477.7)	—
Accumulated other comprehensive income (loss)	(1,292.3)	(1,292.3)	1,292.3	(1,292.3)

Total Partners’ capital/shareholders’ equity	6,890.9	3,593.9	(6,890.9)	3,593.9
Noncontrolling interests	3.8	3.8	(3.8)	3.8

Total equity	6,894.7	3,597.7	(6,894.7)	3,597.7

Total liabilities, Partnership preferred units and equity	$20,822.8	$7,045.3	$(7,045.3)	$20,822.8

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(In millions of U.S. dollars)

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions of U.S. dollars)

Three Months Ended March 31, 2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$550.4	$—	$—	$550.4
Franchise and property revenues	450.2	—	—	450.2

Total revenues	1,000.6	—	—	1,000.6
Cost of sales	423.4	—	—	423.4
Franchise and property expenses	111.0	—	—	111.0
Selling, general and administrative expenses	121.9	—	—	121.9
(Income) loss from equity method investments	(5.7)	—	—	(5.7)
Other operating expenses (income), net	13.8	—	—	13.8

Total operating costs and expenses	664.4	—	—	664.4

Income from operations	336.2	—	—	336.2
Interest expense, net	111.4	—	—	111.4
Loss on early extinguishment of debt	20.4	—	—	20.4

Income before income taxes	204.4	—	—	204.4
Income tax expense	37.8	—	—	37.8

Net income	166.6	—	—	166.6
Equity in earnings of consolidated subsidiaries	—	166.6	(166.6)	—

Net income (loss)	166.6	166.6	(166.6)	166.6

Net income (loss) attributable to noncontrolling interests	0.4	0.4	(0.4)	0.4
Partnership preferred unit distributions	—	67.5	—	67.5

Net income (loss) attributable to common unitholders	$166.2	$98.7	$(166.2)	$98.7

Total comprehensive income (loss)	$229.7	$229.7	$(229.7)	$229.7

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

(In millions of U.S. dollars)

Three Months Ended March 31, 2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$490.5	$—	$—	$490.5
Franchise and property revenues	428.0	—	—	428.0

Total revenues	918.5	—	—	918.5
Cost of sales	390.6	—	—	390.6
Franchise and property expenses	101.8	—	—	101.8
Selling, general and administrative expenses	73.2	—	—	73.2
(Income) loss from equity method investments	(18.5)	—	—	(18.5)
Other operating expenses (income), net	40.8	—	—	40.8

Total operating costs and expenses	587.9	—	—	587.9

Income from operations	330.6	—	—	330.6
Interest expense, net	115.1	—	—	115.1

Income before income taxes	215.5	—	—	215.5
Income tax expense	47.2	—	—	47.2

Net income	168.3	—	—	168.3
Equity in earnings of consolidated subsidiaries	—	168.3	(168.3)	—

Net income (loss)	168.3	168.3	(168.3)	168.3

Net income (loss) attributable to noncontrolling interests	0.9	0.9	(0.9)	0.9
Partnership preferred unit distributions	—	67.5	—	67.5

Net income (loss) attributable to common unitholders	$167.4	$99.9	$(167.4)	$99.9

Total comprehensive income (loss)	$534.3	$534.3	$(534.3)	$534.3

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

(In millions of U.S. dollars)

Three Months Ended March 31, 2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$166.6	$166.6	$(166.6)	$166.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(166.6)	166.6	—
Depreciation and amortization	43.4	—	—	43.4
Non-cash loss on early extinguishment of debt	17.9	—	—	17.9
Amortization of deferred financing costs and debt issuance discount	8.5	—	—	8.5
(Income) loss from equity method investments	(5.7)	—	—	(5.7)
Loss (gain) on remeasurement of foreign denominated transactions	10.4	—	—	10.4
Net losses on derivatives	5.8	—	—	5.8
Share-based compensation expense	16.5	—	—	16.5
Deferred income taxes	15.3	—	—	15.3
Other	3.6	—	—	3.6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	47.8	—	—	47.8
Inventories and prepaids and other current assets	(8.4)	—	—	(8.4)
Accounts and drafts payable	14.6	—	—	14.6
Advertising fund restricted assets and fund liabilities	27.2	—	—	27.2
Other accrued liabilities and gift card liability	(82.6)	—	—	(82.6)
Other long-term assets and liabilities	20.1	—	—	20.1

Net cash provided by operating activities	301.0	—	—	301.0

Cash flows from investing activities:
Payments for property and equipment	(4.1)	—	—	(4.1)
Proceeds from disposal of assets, restaurant closures, and refranchisings	6.8	—	—	6.8
Net payment for purchase of Popeyes, net of cash acquired	(1,635.9)	—	—	(1,635.9)
Return of investment on direct financing leases	4.1	—	—	4.1
Settlement/sale of derivatives, net	5.2	—	—	5.2
Other investing activities, net	(0.8)	—	—	(0.8)

Net cash provided by (used for) investing activities	(1,624.7)	—	—	(1,624.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,300.0	—	—	1,300.0
Repayments of long-term debt and capital leases	(319.9)	—	—	(319.9)
Payment of financing costs	(31.8)	—	—	(31.8)
Payment of dividends on common and preferred shares and distributions on Partnership exchangeable units	—	(145.9)	—	(145.9)
Capital contribution from RBI Inc.	8.0	—	—	8.0
Distributions from subsidiaries	(145.9)	145.9	—	—
Other financing activities, net	(1.1)	—	—	(1.1)

Net cash provided by (used for) financing activities	809.3	—	—	809.3

Effect of exchange rates on cash and cash equivalents	3.3	—	—	3.3
Increase (decrease) in cash and cash equivalents	(511.1)	—	—	(511.1)
Cash and cash equivalents at beginning of period	1,420.4	—	—	1,420.4

Cash and cash equivalents at end of period	$909.3	$—	$—	$909.3

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

(In millions of U.S. dollars)

Three Months Ended March 31, 2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$168.3	$168.3	$(168.3)	$168.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(168.3)	168.3	—
Depreciation and amortization	42.1	—	—	42.1
Amortization of deferred financing costs and debt issuance discount	9.7	—	—	9.7
(Income) loss from equity method investments	(18.5)	—	—	(18.5)
Loss (gain) on remeasurement of foreign denominated transactions	28.0	—	—	28.0
Net losses on derivatives	3.5	—	—	3.5
Share-based compensation expense	6.4	—	—	6.4
Other	8.5	—	—	8.5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	34.1	—	—	34.1
Inventories and prepaids and other current assets	(78.6)	—	—	(78.6)
Accounts and drafts payable	(6.6)	—	—	(6.6)
Advertising fund restricted assets and fund liabilities	(15.7)	—	—	(15.7)
Other accrued liabilities and gift card liability	0.6	—	—	0.6
Other long-term assets and liabilities	(8.8)	—	—	(8.8)

Net cash provided by operating activities	173.0	—	—	173.0

Cash flows from investing activities:
Payments for property and equipment	(5.6)	—	—	(5.6)
Proceeds from disposal of assets, restaurant closures, and refranchisings	7.2	—	—	7.2
Return of investment on direct financing leases	4.1	—	—	4.1
Settlement/sale of derivatives, net	(1.1)	—	—	(1.1)
Other investing activities, net	2.2	—	—	2.2

Net cash provided by (used for) investing activities	6.8	—	—	6.8

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(17.2)	—	—	(17.2)
Payment of dividends on common and preferred shares and distributions on Partnership exchangeable units	—	(128.3)	—	(128.3)
Capital contribution from RBI Inc.	6.5	—	—	6.5
Distributions from subsidiaries	(128.3)	128.3	—	—
Other financing activities, net	3.1	—	—	3.1

Net cash provided by (used for) financing activities	(135.9)	—	—	(135.9)

Effect of exchange rates on cash and cash equivalents	13.9	—	—	13.9
Increase (decrease) in cash and cash equivalents	57.8	—	—	57.8
Cash and cash equivalents at beginning of period	753.7	—	—	753.7

Cash and cash equivalents at end of period	$811.5	$—	$—	$811.5

Note 17. Subsequent Event

Dividends

On April 4, 2017, RBI paid a cash dividend of $0.18 per RBI common share to common shareholders of record on March 3, 2017. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.18 per exchangeable unit to holders of record on March 3, 2017. On April 3, 2017, RBI paid a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the first calendar quarter of 2017. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On April 26, 2017, the RBI board of directors declared a cash dividend of $0.19 per RBI common share, which will be paid on July 6, 2017 to RBI common shareholders of record on May 15, 2017. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.19 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above. On April 26, 2017, the RBI board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on July 5, 2017. The dividend on the Preferred Shares includes the amount due for the second calendar quarter of 2017. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

*****

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

Overview

We are a limited partnership originally formed to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King Worldwide and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. On March 27, 2017, we acquired Popeyes Louisiana Kitchen, Inc. and its consolidated subsidiaries (“Popeyes”). We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $27 billion in system-wide sales and over 23,000 restaurants in more than 100 countries and U.S. territories as of March 31, 2017. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.

Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. Popeyes restaurants are chicken quick service restaurants featuring a unique “Louisiana” style menu that includes spicy chicken, chicken tenders, fried shrimp, and other seafood, red beans and rice and other regional items.

We have three operating and reportable segments: (1) Tim Hortons (“TH”); (2) Burger King (“BK”); and (3) Popeyes Louisiana Kitchen (“PLK”). We generate revenue from four sources: (i) sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing, and distribution, as well as sales to retailers; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) sales at restaurants owned by us (“Company restaurants”). PLK revenues and segment income for the period from the acquisition date of March 27, 2017 through March 31, 2017 were not material to our consolidated financial statements, and therefore, are not included in our consolidated statement of operations for the three months ended March 31, 2017. PLK revenues and segment income for this period will be included in our consolidated statement of operations for the three months ending June 30, 2017.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all franchise restaurants and Company restaurants in one period from the same period in the prior year.

•	System-wide sales represent sales at all franchise restaurants and Company restaurants. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven by our franchise restaurants, as approximately 100% of current system-wide restaurants are franchised.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been open for thirteen months or longer for TH and BK and 65 weeks or longer for PLK.

•	Commencing in the first quarter of 2017, we are presenting net restaurant growth on a percentage basis, reflecting the net increase in restaurant count (openings, net of closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period. This presentation has been applied retrospectively to the earliest period presented to provide period-to-period comparability. Previously, we presented net restaurant growth as the number of new restaurants opened, net of closures, during a stated period.

•	Adjusted EBITDA, a non-GAAP measure, which represents earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes are not relevant to management’s assessment of operating performance. See Non-GAAP Reconciliations.

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

Recent Events and Factors Affecting Comparability

Popeyes Acquisition

As described in Note 2 to the accompanying unaudited condensed consolidated financial statements, on March 27, 2017, we completed the acquisition of Popeyes for a total consideration of $1,654.7 million (the “Popeyes Acquisition”). The consideration was funded through (1) cash on hand of approximately $354.7 million, and (2) $1,300.0 million from incremental borrowings under our Term Loan Facility – see Note 9 to the accompanying unaudited condensed consolidated financial statements.

PLK Transaction Costs

In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $34.4 million during the three months ended March 31, 2017, consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the condensed consolidated statement of operations. We expect to incur additional PLK Transaction costs through the remainder of 2017.

Integration Costs

In connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies, we incurred $2.2 million related to these initiatives during the three months ended March 31, 2016, primarily consisting of professional fees.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Tabular amounts in millions of U.S. dollars unless noted otherwise.

Consolidated	Three Months Ended March 31,		Variance	FX Impact	Variance Excluding FX Impact
	2017	2016	Favorable / (Unfavorable)
Revenues:
Sales	$550.4	$490.5	$59.9	$15.7	$44.2
Franchise and property revenues	450.2	428.0	22.2	5.5	16.7

Total revenues	1,000.6	918.5	82.1	21.2	60.9
Cost of sales	423.4	390.6	(32.8)	(12.0)	(20.8)
Franchise and property expenses	111.0	101.8	(9.2)	(2.1)	(7.1)
Selling, general and administrative expenses	121.9	73.2	(48.7)	(0.3)	(48.4)
(Income) loss from equity method investments	(5.7)	(18.5)	(12.8)	—	(12.8)
Other operating expenses (income), net	13.8	40.8	27.0	—	27.0

Total operating costs and expenses	664.4	587.9	(76.5)	(14.4)	(62.1)

Income from operations	336.2	330.6	5.6	6.8	(1.2)
Interest expense, net	111.4	115.1	3.7	(0.2)	3.9
Loss on early extinguishment of debt	20.4	—	(20.4)	—	(20.4)

Income before income taxes	204.4	215.5	(11.1)	6.6	(17.7)
Income tax expense	37.8	47.2	9.4	(0.4)	9.8

Net income	$166.6	$168.3	$(1.7)	$6.2	$(7.9)

TH Segment	Three Months Ended March 31,		Variance	FX Impact	Variance Excluding FX Impact
	2017	2016	Favorable / (Unfavorable)
Revenues:
Sales	$527.4	$467.3	$60.1	$15.4	$44.7
Franchise and property revenues	206.2	190.5	15.7	6.4	9.3

Total revenues	733.6	657.8	75.8	21.8	54.0
Cost of sales	402.5	372.0	(30.5)	(11.8)	(18.7)
Franchise and property expenses	77.7	69.7	(8.0)	(2.5)	(5.5)
Segment SG&A	25.1	16.2	(8.9)	(0.3)	(8.6)
Segment depreciation and amortization (a)	25.1	25.1	—	(0.7)	0.7
Segment income (b)	256.2	227.8	28.4	8.0	20.4

BK Segment	Three Months Ended March 31,		Variance	FX Impact	Variance Excluding FX Impact
	2017	2016	Favorable / (Unfavorable)
Revenues:
Sales	$23.0	$23.2	$(0.2)	$0.3	$(0.5)
Franchise and property revenues	244.0	237.5	6.5	(0.9)	7.4

Total revenues	267.0	260.7	6.3	(0.6)	6.9
Cost of sales	20.9	18.6	(2.3)	(0.2)	(2.1)
Franchise and property expenses	33.3	32.1	(1.2)	0.4	(1.6)
Segment SG&A	38.2	42.0	3.8	0.2	3.6
Segment depreciation and amortization (a)	12.5	12.0	(0.5)	—	(0.5)
Segment income	187.1	180.0	7.1	(0.2)	7.3

(a)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(b)	TH segment income for each of the three months ended March 31, 2017 and 2016 includes $2.8 million of cash distributions received from equity method investments.

	Three Months Ended
	March 31,
Key Business Metrics	2017	2016
Comparable sales growth
TH	(0.1)%	5.6%
BK	(0.1)%	4.6%
PLK (c)	(0.2)%	1.6%
System-wide sales growth
TH	3.3%	7.9%
BK	6.2%	10.0%
System-wide sales
TH	$1,514.0	$1,424.7
BK	$4,477.0	$4,236.8
Net restaurant growth
TH	4.6%	3.2%
BK	5.1%	4.3%
PLK (c)	5.8%	6.4%
Restaurant counts at period end
TH	4,644	4,438
BK	15,768	15,008
PLK (c)	2,743	2,592
System-wide restaurant counts	23,155	22,038

(c)	PLK figures are shown for informational purposes only. Comparable sales growth is for the period from December 26, 2016 through March 27, 2017 for the current period, and from December 28, 2015 through April 17, 2016 for the comparative period. Net restaurant growth is for the period from April 17, 2016 through March 27, 2017 for the current period, and from April 19, 2015 through April 17, 2016 for the comparative period. Restaurant count is as of March 27, 2017 for the current period, and as of April 17, 2016 for the comparative period, inclusive of temporary closures.

Comparable Sales Growth

TH and BK global system comparable sales growth of (0.1)% was relatively flat during the three months ended March 31, 2017, including an impact of approximately (1)% due to a leap day in the prior-year period.

Sales and Cost of Sales

Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment, other than equipment sales related to initial restaurant establishment or renovations that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers, as well as sales to retailers. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs (see Note 3 to the accompanying unaudited condensed consolidated unaudited financial statements for additional information on Restaurant VIEs), represent restaurant-level sales to our guests.

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

During the three months ended March 31, 2017, the increase in sales was driven by a $44.7 million increase in our TH segment and a $15.7 million favorable FX Impact, partially offset by a $0.5 million decrease in our BK segment. The increase in our TH segment was driven primarily by a $55.3 million increase in our supply chain sales as a result of system-wide sales growth and an increase in retail sales. This factor was partially offset by a $10.6 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants.

During the three months ended March 31, 2017, the increase in cost of sales was driven primarily by an $18.7 million increase in our TH segment, a $2.1 million increase in our BK segment, and a $12.0 million unfavorable FX Impact. The increase in our TH segment was primarily due to a $30.6 million increase in supply chain cost of sales driven by the increase in supply chain sales described above, net of supply chain cost savings derived from effective cost management. This factor was partially offset by an $11.9 million decrease in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants.

Franchise and Property

Franchise and property revenues consist primarily of royalties earned on franchise sales, rents from real estate leased or subleased to franchisees, franchise fees, revenues derived from equipment packages at establishment of a restaurant and in connection with renewal or renovation, and other revenue. Franchise and property expenses consist primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, costs of equipment packages sold at establishment of a restaurant and in connection with renewal or renovation, amortization of franchise agreements, and bad debt expense (recoveries).

During the three months ended March 31, 2017, the increase in franchise and property revenues was driven by a $9.3 million increase in our TH segment, a $7.4 million increase in our BK segment, and a $5.5 million favorable FX Impact. The increase in our TH segment was primarily due to a $4.8 million increase in franchise fees and other revenue, due to an increase in restaurant openings, and a $3.7 million increase in royalties, driven by net restaurant growth. The increase in our BK segment was primarily due to an increase in royalties, driven by net restaurant growth.

During the three months ended March 31, 2017, the increase in franchise and property expenses was driven by a $5.5 million increase in our TH segment, a $1.6 million increase in our BK segment, and a $2.1 million unfavorable FX Impact.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance
	March 31,		$	%
	2017	2016	Favorable / (Unfavorable)
Segment SG&A:
TH	$25.1	$16.2	$(8.9)	(54.9)%
BK	38.2	42.0	3.8	9.0%
Share-based compensation and non-cash incentive compensation expense	18.5	7.9	(10.6)	(134.2)%
Depreciation and amortization	5.7	4.9	(0.8)	(16.3)%
PLK Transaction costs	34.4	—	(34.4)	NM
Integration costs	—	2.2	2.2	NM

Selling, general and administrative expenses	$121.9	$73.2	$(48.7)	(66.5)%

NM - not meaningful

Segment selling, general and administrative expenses (“Segment SG&A”) include segment selling expenses, which consist primarily of Company restaurant advertising fund contributions, and segment general and administrative expenses, which are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices.

During the three months ended March 31, 2017, TH Segment SG&A increased primarily due to an increase in salaries and benefits and an unfavorable FX Impact. During the same period, BK Segment SG&A decreased primarily due to a decrease in salaries and benefits and a favorable FX Impact.

During the three months ended March 31, 2017, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to a $3.7 million equity award modification recognized in the current period, an increase of $2.8 million related to the remeasurement of liability-classified and non-employee equity awards to fair value, and an increase due to additional equity awards granted.

During the three months ended March 31, 2017, the increase in depreciation and amortization expense is primarily due to higher depreciation related to information technology capital expenditures during 2016.

(Income) Loss from Equity Method Investments

(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.

The change in (income) loss from equity method investments during the three months ended March 31, 2017 was primarily driven by the prior year recognition of an $11.6 million increase to the carrying value of our investment balance and a noncash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by one of our equity method investees.

Other Operating Expenses (Income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended March 31,
	2017	2016
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2.9	$15.3
Litigation settlements and reserves, net	—	0.7
Net losses (gains) on foreign exchange	10.4	24.1
Other, net	0.5	0.7

Other operating expenses (income), net	$13.8	$40.8

Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods. Net losses (gains) on disposals of assets, restaurant closures, and refranchisings for the three months ended March 31, 2016 primarily reflects losses in connection with refranchisings in our TH business.

Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.

Interest Expense, net

Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2017	2016
Interest expense, net	$111.4	$115.1
Weighted average interest rate on long-term debt	5.0%	5.1%

During the three months ended March 31, 2017, interest expense, net decreased primarily in connection with a prepayment and a reduction in the interest rate on our Term Loan Facility (as defined below) in connection with a refinancing of our Term Loan Facility executed in February 2017. See Note 9 to the accompanying unaudited condensed consolidated financial statements for a description of the refinancing.

Loss on Early Extinguishment of Debt

During the three months ended March 31, 2017, we recorded a $20.4 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our Term Loan Facility.

Income Tax Expense

Our effective tax rate was 18.5% for the three months ended March 31, 2017. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions, the favorable impact of our financing structure and stock option exercises, partially offset by non-deductible transaction related costs.

Our effective tax rate was 21.9% for the three months ended March 31, 2016. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions, partially offset by the favorable impact of our financing structure.

Net Income

We reported net income of $166.6 million for the three months ended March 31, 2017, compared to net income of $168.3 million for the three months ended March 31, 2016, primarily as a result of a loss on early extinguishment of debt of $20.4 million, partially offset by a decrease in income tax expense of $9.4 million, an increase in income from operations of $5.6 million, and a decrease in interest expense, net of $3.7 million. The increase in income from operations was driven by an increase in revenues and a decrease in other operating expenses (income), net, partially offset by increases in selling, general and administrative expenses, cost of sales, franchise and property expenses and a decrease in income from equity method investments.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest, (gain) loss on early extinguishment of debt, taxes, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs associated with the Popeyes Acquisition and integration costs associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments. PLK segment income for the period from the acquisition date of March 27, 2017 through March 31, 2017 was not material to our consolidated financial statements, and therefore, are not included in our accompanying consolidated statement of operations for the three months ended March 31, 2017. PLK segment income for this period will be included in our consolidated statement of operations for the three months ending June 30, 2017.

	Three Months Ended		Variance
	March 31,		$	%
	2017	2016	Favorable / (Unfavorable)
Segment income:
TH	$256.2	$227.8	$28.4	12.5%
BK	187.1	180.0	7.1	3.9%

Adjusted EBITDA	443.3	407.8	35.5	8.7%
Share-based compensation and non-cash incentive compensation expense	18.5	7.9	(10.6)	(134.2)%
PLK Transaction costs	34.4	—	(34.4)	NM
Integration costs	—	2.2	2.2	NM
Impact of equity method investments (a)	(2.9)	(15.7)	(12.8)	(81.5)%
Other operating expenses (income), net	13.8	40.8	27.0	66.2%

EBITDA	379.5	372.6	6.9	1.9%
Depreciation and amortization	43.3	42.0	(1.3)	(3.1)%

Income from operations	336.2	330.6	5.6	1.7%
Interest expense, net	111.4	115.1	3.7	3.2%
Loss on early extinguishment of debt	20.4	—	(20.4)	NM
Income tax expense	37.8	47.2	9.4	19.9%

Net income	$166.6	$168.3	$(1.7)	(1.0)%

(a)	Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three months ended March 31, 2017 reflects increases in segment income in our TH and BK segments.

The increase in EBITDA for the three months ended March 31, 2017 is primarily due to increases in segment income in our TH and BK segments, a decrease in other operating expenses (income), net, and the non-recurrence of integration costs, partially offset by PLK Transaction costs recognized in the current period, a decrease in favorable results from the impact of equity method investments, and an increase in share-based compensation and non-cash incentive compensation.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations, and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to pay dividends on Preferred Shares (as defined below), to repurchase our common shares, to repurchase Class B exchangeable limited partnership units (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities, including the Popeyes Acquisition, and to pay dividends on our common shares and distributions on the Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and the cash dividend requirements of our Preferred Shares.

At March 31, 2017, we had cash and cash equivalents of $909.3 million and working capital of $287.6 million. In addition, at March 31, 2017, we had borrowing availability of $498.4 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, dividends on Preferred Shares, debt service requirements and capital spending over the next twelve months.

At March 31, 2017, approximately 14% of our consolidated cash and cash equivalents balances were held in countries other than Canada and the U.S. Undistributed earnings of our foreign subsidiaries for periods prior to the acquisition of Tim Hortons in 2014 are considered indefinitely reinvested for U.S. income tax purposes. Subsequent to then, we record a deferred tax liability for earnings of foreign subsidiaries with U.S. parent companies when such amounts are not considered permanently reinvested and would be subject to tax in the U.S. upon repatriation of cash.

On August 2, 2016, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $300.0 million of RBI common shares through July 2021. Repurchases under RBI’s authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our Credit Facilities, amounts outstanding under our 2015 Senior Notes, 2014 Senior Notes, and Tim Hortons Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 9 to the accompanying unaudited condensed consolidated financial statements included in this report.

Refinancing of Credit Facilities

On February 17, 2017, two of our subsidiaries (the “Borrowers”) entered into a second amendment (the “Second Amendment”) to the credit agreement governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility of up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) maturing on December 12, 2019 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Under the Second Amendment, (i) the outstanding aggregate principal amount under our Term Loan Facility was decreased to $4,900.0 million as a result of a repayment of $146.1 million from cash on hand, (ii) the interest rate applicable to our Term Loan Facility was reduced to, at our option, either (a) a base rate plus an applicable margin equal to 1.25%, or (b) a Eurocurrency rate plus an applicable margin equal to 2.25%, (iii) the maturity of our Term Loan Facility was extended from December 12, 2021 to February 17, 2024, and (iv) the Borrowers and their subsidiaries were provided with additional flexibility under certain negative covenants, including incurrence of indebtedness, making of investments, dispositions and restricted payments, and prepayment of subordinated indebtedness. Except as described herein, the Second Amendment does not contain any material changes to the terms of the Credit Facilities.

Incremental Term Loan

In connection with the Popeyes Acquisition, we obtained an incremental term loan in the aggregate principal amount of $1,300.0 million (the “Incremental Term Loan”) under our Term Loan Facility. The Incremental Term Loan bears interest at the same rate as the Term Loan Facility and also matures on February 17, 2024. In connection with the Incremental Term Loan, Popeyes was included as loan guarantor and its assets as collateral, under the Credit Facilities. Except as described herein, there were no material changes to the terms of the Credit Facilities.

Credit Facilities

As of March 31, 2017, there was $6,187.1 million outstanding principal amount under the Term Loan Facility with a weighted average interest rate of 3.31%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of March 31, 2017, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $207.1 million in interest payments and $49.1 million in principal payments. In addition, based on LIBOR as of March 31, 2017, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $23.7 million for the next twelve months.

As of March 31, 2017, we had no amounts outstanding under the Revolving Credit Facility, had $1.6 million of letters of credit issued against the facility, and our borrowing availability was $498.4 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.

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

Based on the amounts outstanding at March 31, 2017, required debt service for the next twelve months on the 2015 Senior Notes and 2014 Senior Notes is $57.8 million and $135.0 million, respectively, in interest payments.

Tim Hortons Notes

Tim Hortons Notes comprise three series of senior notes: (i) C$48.0 million of series 1 notes, due June 1, 2017 bearing interest at 4.20%, (ii) C$2.6 million of series 2 notes, due December 1, 2023, bearing interest at 4.52%, and (iii) C$3.9 million of series 3 notes, due April 1, 2019, bearing interest at 2.85% (collectively, the “Tim Hortons Notes”). No principal payments are due until maturity. Based on the amounts outstanding at March 31, 2017, required debt service for the next twelve months on the Tim Hortons Notes is C$47.4 million in principal payments and C$1.1 million in interest payments.

Restrictions and Covenants

As of March 31, 2017, we were in compliance with all debt covenants under the Credit Facilities, 2015 Senior Notes Indenture and 2014 Senior Notes Indenture and the indenture covering the Tim Hortons Notes, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

Preferred Partnership Units

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

Cash Distributions/Dividends

On April 4, 2017, RBI paid a cash dividend of $0.18 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.18 per exchangeable unit. On April 3, 2017, RBI paid a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million, to the holder of the Preferred Shares. The dividend on the Preferred Shares included the amount due for the first calendar quarter of 2017. Partnership made a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

On April 26, 2017, the RBI board of directors declared a cash dividend of $0.19 per RBI common share, which will be paid on July 6, 2017 to RBI common shareholders of record on May 15, 2017. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.19 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above. On April 26, 2017, the RBI board of directors declared a cash dividend of $0.98 per Preferred Share, for a total dividend of $67.5 million which will be paid to the holder of the Preferred Shares on July 5, 2017. The dividend on the Preferred Shares includes the amount due for the second calendar quarter of 2017. Partnership will make a distribution to RBI as holder of the Partnership preferred units in an equal amount on the same date.

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

Outstanding Security Data

As of April 20, 2017, we had outstanding 202,006,067 Class A common units issued to RBI, 68,530,939 Partnership preferred units issued to RBI and 226,859,954 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the Preferred Shares and the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC and Canadian securities regulatory authorities on February 17, 2017.

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

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $301.0 million during the three months ended March 31, 2017, compared to $173.0 million during the same period in the prior year. The increase in cash provided by operating activities was driven by an increase in cash provided by changes in working capital, an increase in TH and BK segment income, and a decrease in income tax payments, partially offset by the PLK Transaction costs.

Investing Activities

Cash used for investing activities was $1,624.7 million for the three months ended March 31, 2017, compared to cash provided by investing activities of $6.8 million during the same period in the prior year. The change in investing activities was driven primarily by net cash used for the Popeyes Acquisition.

Financing Activities

Cash provided by financing activities was $809.3 million for the three months ended March 31, 2017, compared to cash used for financing activities of $135.9 million during the same period in the prior year. The change in financing activities was driven primarily by proceeds from incremental borrowings under our Term Loan Facility to finance a portion of the purchase price consideration for the Popeyes Acquisition, partially offset by the repayment of a portion of the Term Loan Facility in connection with the February refinancing referred to above, the repayment of debt assumed in the Popeyes Acquisition, payments of financing costs and higher dividend payments in the current period.

Contractual Obligations and Commitments

Except as described herein, as of March 31, 2017, there were no material changes to our contractual obligations, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and Canadian securities regulatory authorities on February 17, 2017. During the three months ended March 31, 2017, we completed the refinancing of our Credit Facilities and incurred the Incremental Term Loan, each as defined and as described in Note 9, Long-Term Debt, to the accompanying unaudited condensed consolidated financial statements. The following table provides an update as of March 31, 2017 of the contractual obligations under our Credit Facilities presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (a)	$7,578.3	$258.1	$535.8	$524.2	$6,260.2

Total	$7,578.3	$258.1	$535.8	$524.2	$6,260.2

(a)	We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR as of March 31, 2017.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and Canadian securities regulatory authorities on February 17, 2017. In addition to those policies and estimates, due to recent transactions and events, we also consider the following to be part of our critical accounting policies and estimates due to the high degree of judgment or complexity in its application:

Business Combinations

The Popeyes Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at March 27, 2017. As of March 31, 2017, we have recorded preliminary acquisition accounting allocations, which are subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.

In the event that actual results vary from any of the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.

See Note 2 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” for additional information about accounting for the Popeyes Acquisition.

New Accounting Pronouncements

See Note 4 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2017 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and Canadian securities regulatory authorities on February 17, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2017. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, RBI’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements

Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (ii) the amount and timing of additional general and administrative expenses associated with the Popeyes Acquisition; and (iii) certain accounting and tax matters.

These forward-looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (5) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (6) our ability to successfully implement our domestic and international growth strategy for our brands and risks related to our international operations; (7) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (8) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; and (9) changes in applicable tax laws or interpretations thereof.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risks Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and Canadian securities regulatory authorities on February 17, 2017, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information

Item 5.	Other Information

Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On January 17, 2017, the Compensation Committee of the board of directors of RBI (the “Compensation Committee”) approved an increase in the target bonus percentage of Daniel Schwartz, CEO, Joshua Kobza, CFO, Jose Cil, President, Burger King and Elias Diaz Sese, President, Tim Hortons, from 200%, 180%, 180% and 180% to 300%, 200%, 200% and 200%, respectively, for exemplary performance.

On January 17, 2017, the Compensation Committee approved the 2017 Annual Bonus Program on substantially the same terms as the 2016 Annual Bonus Program. The Compensation Committee also approved an umbrella plan which establishes a maximum amount the named executive officers and other persons covered by Section 16(b) of the Exchange Act are eligible to receive as a cash incentive payment under the 2017 Annual Bonus Program for purposes of complying with Section 162(m) of the Internal Revenue Code. The bonus targets approved by the board of directors in connection with the 2017 Annual Bonus Program will serve as a guideline to the Compensation Committee in exercising its negative discretion for determining the actual amount of each executive’s cash incentive payment for 2017, if any.

Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers or NEOs, the ability to invest a portion of their net cash bonus into equity of RBI (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (“RSUs”). The terms of the 2016 Bonus Swap Program are substantially the same as the terms of the 2015 Bonus Swap Program, which are described in our quarterly report on Form 10-Q for the three months ended March 31, 2016. All of RBI’s NEOs elected to participate in the 2016 Bonus Swap Program and to purchase Investment Shares. On January 17, 2017, the Compensation Committee approved the grants of matching RSUs to the participants in the 2016 Bonus Swap Program. On February 24, 2017, our NEOs received the following number of matching RSUs: Daniel Schwartz, 26,850; Joshua Kobza, 20,144; Jose Cil, 16,694; Elias Dias Sese, 17,060; and Heitor Gonçalves, 14,192. All of the matching RSUs will be forfeited if an NEO’s employment is terminated for any reason (other than death or disability) prior to December 31, 2018. If an NEO sells more than 50% of the Investment Shares before the vesting date, he will forfeit 100% of the matching RSUs. An NEO who sells 50% or less of the Investment Shares before the vesting date will forfeit 50% of the matching RSUs and a proportional amount of the remaining matching RSUs. On January 17, 2017, the Compensation Committee approved the 2017 Bonus Swap Program on substantially the same terms as the 2016 Bonus Swap Program.

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

RESTAURANT BRANDS LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: April 26, 2017	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.10(d)	Amendment No. 2, dated February 17, 2017, to the Credit Agreement dated as of October 27, 2014, among 1011778 B.C. Unlimited Liability Company, an unlimited liability company organized under the laws of British Columbia, New Red Finance, Inc., a Delaware corporation, 1013421 B.C. Unlimited Liability Company, an unlimited liability company organized under the laws of British Columbia, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender and each L/C issuer and lender from time to time party thereto (incorporated herein by reference to Exhibit 10.10(d) to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017)

10.10(e)	Incremental Facility Amendment dated as of March 27, 2017 to the Credit Agreement dated as of October 27, 2014, among 1011778 B.C. Unlimited Liability Company, an unlimited liability company organized under the laws of British Columbia, New Red Finance, Inc., a Delaware corporation, 1013421 B.C. Unlimited Liability Company, an unlimited liability company organized under the laws of British Columbia, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender and each L/C issuer and lender from time to time party thereto (incorporated herein by reference to Exhibit 10.10(e) to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017)

10.39*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017)

10.40*	Form of Base Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.40 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017)

10.41*	Form of Additional Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017)

31.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement