Form 10-K
period 2017-12-31
Restaurant Brands International Limited Partnership
filed 2018-02-23
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Class B exchangeable limited partnership units held by non-affiliates of the registrant on June 30, 2017, computed by reference to the closing price for such units on the Toronto Stock Exchange on such date, was C$565,795,657.
The number of the registrant’s Class B exchangeable limited partnership units and Class A common units outstanding as of February 9, 2018 was 217,706,858 units and 202,006,067 units, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement of Restaurant Brands International Inc., the registrant’s general partner, for the 2018 Annual and Special Meeting of Shareholders of Restaurant Brands International Inc., which is to be filed no later than 120 days after December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
2017 FORM 10-K ANNUAL REPORT

Tim Hortons® and Timbits® are trademarks of Tim Hortons Canadian IP Holdings Corporation. Burger King® and BK® are trademarks of Burger King Corporation. Popeyes®, Popeyes Louisiana Kitchen® and Popeyes Chicken & Biscuits® are trademarks of Popeyes Louisiana Kitchen, Inc. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Partnership” refer to Restaurant Brands International Limited Partnership and its subsidiaries.

Explanatory Note
We are a subsidiary of Restaurant Brands International Inc. (“RBI”) and the indirect parent of The TDL Group Corp. (“Tim Hortons”), Burger King Worldwide, Inc. (“Burger King”) and Popeyes Louisiana Kitchen, Inc. (“Popeyes”). RBI is our sole general partner and owns all of our outstanding Class A common units (“Class A common units”). RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Restaurant Brands International Limited Partnership (“Partnership”) in accordance with the partnership agreement of Partnership (the “partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.
Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Partnership is a successor issuer to Burger King. The Class B exchangeable limited partnership units of Partnership (the“Partnership exchangeable units”) are deemed to be registered under Section 12(b) of the Exchange Act, and we are subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. The Partnership exchangeable units trade on the Toronto Stock Exchange under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol “QSR”.
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

Part I
Item 1. Business
Company Overview
We are a limited partnership originally formed to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King and its consolidated subsidiaries, and, since our acquisition of Popeyes, Popeyes and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $30 billion in system-wide sales and over 24,000 restaurants in more than 100 countries and U.S. territories as of December 31, 2017. Our Tim Hortons®, Burger King® and Popeyes® brands have similar franchise business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices. As of December 31, 2017, approximately 100% of total restaurants for each of our brands was franchised.
Our business generates revenue from the following sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our Tim Hortons business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers.
Our Tim Hortons® Brand
Founded in 1964, Tim Hortons (“TH”) is one of the largest donut/coffee/tea restaurant chains in North America and the largest in Canada. As of December 31, 2017, we owned or franchised a total of 4,748 TH restaurants. TH restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.
Our Burger King® Brand
Founded in 1954, Burger King (“BK”) is the world’s second largest fast food hamburger restaurant (“FFHR”) chain as measured by total number of restaurants. As of December 31, 2017, we owned or franchised a total of 16,767 BK restaurants in more than 100 countries and U.S. territories. BK restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items.
Our Popeyes® Brand
Founded in 1972, Popeyes (“PLK”) is the world’s second largest quick service chicken concept as measured by total number of restaurants. As of December 31, 2017, we owned or franchised a total of 2,892 PLK restaurants. PLK restaurants are quick service restaurants that distinguish themselves with a unique “Louisiana” style menu featuring spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items.
Our Business Strategy
We believe that we have created a financially strong company built upon a foundation of three thriving, independent brands with significant global growth potential and the opportunity to be one of the most efficient franchised QSR operators in the world through our focus on the following strategies:

•	accelerating net restaurant growth;

•	enhancing guest service and experience at our restaurants through comprehensive training, improved restaurant operations, reimaged restaurants and appealing menu options;

•	increasing restaurant sales and profitability which are critical to the success of our franchise partners and our ability to grow our brands around the world;

•	utilizing technological and digital initiatives to interact with our guests and modernize the operations of our restaurants;

•	efficiently managing costs and sharing best practices; and

•	preserving the rich heritage of each of our brands by managing them and their respective franchisee relationships independently and continuing to play a prominent role in local communities.

Operating Segments
Our business consists of three operating segments, which are also our reportable segments, at December 31, 2017: (1) TH; (2) BK; and (3) PLK. Additional financial information about our reportable segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to the accompanying consolidated financial statements.
Restaurant Development
As part of our development approach for our brands in the U.S., we have granted limited development rights in specific areas to franchisees in connection with area development agreements. We expect to enter into similar arrangements in 2018 and beyond. In Canada, we have not granted exclusive or protected areas to any TH franchisees, with limited exceptions.
As part of our international growth strategy for BK and TH, we have established master franchise and development agreements in a number of markets and have also created strategic master franchise joint ventures in which we received a meaningful minority equity stake in each joint venture. We will continue to evaluate opportunities to accelerate international development of all three of our brands, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees.
Advertising and Promotions
In general, franchisees fund substantially all of the marketing programs for each of our brands by making contributions ranging from 2.0% to 5.0% of gross sales to advertising funds managed by us or by the franchisees. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns and other support functions for the respective brands.
We manage the advertising funds for each of our brands in the U.S. and Canada, as well as in certain other markets for BK. However, in many international BK markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide BK franchisees with advertising support and guidance in order to deliver a consistent global brand message.
Product Development
New product development is a key driver of the long-term success of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Based on what our guests tell us globally, we drive product innovation in order to satisfy the needs of our guests around the world in the best way. This strategy will continue to be a focus in 2018 and beyond.
Operations Support
Our operations strategy is designed to deliver best-in-class restaurant operations by our franchisees and to improve friendliness, cleanliness, speed of service and overall guest satisfaction. Each of our brands has uniform operating standards and specifications relating to product quality, cleanliness and maintenance of the premises. In addition, our restaurants are required to be operated in accordance with quality assurance and health standards that each brand has established, as well as standards set by applicable governmental laws and regulations. Each franchisee typically participates in initial and ongoing training programs to learn all aspects of operating a restaurant in accordance with each brand’s operating standards.
Manufacturing, Supply and Distribution
In general, we approve the manufacturers of the food, packaging, equipment and other products used in restaurants for each of our brands. We have a comprehensive supplier approval process, which requires all products to pass our quality standards and the supplier’s manufacturing process and facilities to pass on-site food safety inspections. Our franchisees are required to purchase substantially all food and other products from approved suppliers and distributors.
TH products are sourced from a combination of third-party suppliers and our own manufacturing facilities. To protect our proprietary blends, we operate two coffee roasting facilities in Hamilton, Ontario and Rochester, New York, where we blend all of the coffee for our TH restaurants and, where practical, for our take home, packaged coffee. Our fondant and fills manufacturing facility in Oakville, Ontario produces, and is the primary supplier of, the ready-to-use glaze, fondants and fills which are used in connection with a number of TH products. As of December 31, 2017, we have only one or a few suppliers to service each category of products sold at our system restaurants.
We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to TH restaurants in Canada and the U.S. We purchase those raw materials from multiple suppliers and generally have alternative sources of supply for each. While we have multiple suppliers for coffee from various coffee-producing regions, the available supply and price for high-quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high-quality coffee beans at acceptable prices.
Our TH business has significant supply chain operations, including procurement, warehousing and distribution, to supply paper and dry goods to a substantial majority of our Canadian restaurants, and procure and supply frozen baked goods and some refrigerated products to most of our Ontario and Quebec restaurants. We act as a distributor to TH restaurants in Canada through six distribution centers located in Canada. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors.
All of the products used in our BK and PLK restaurants are sourced from third-party suppliers. In the U.S. and Canada, there is a purchasing cooperative for each brand that negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks which we negotiate separately under long-term agreements) and other products used in BK and PLK restaurants. The purchasing agent is also authorized to purchase and manage distribution services on behalf of most of the BK and PLK restaurants in the U.S. and Canada. PLK also utilizes exclusive suppliers for certain of its proprietary products. As of December 31, 2017, four distributors serviced approximately 88% of BK restaurants in the U.S. and five distributors serviced approximately 83% of PLK restaurants in the U.S.
In 2000, Burger King Corporation entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply BK restaurants with their products and which obligate restaurants in the U.S. to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2017, we estimate that it will take approximately 10 years to complete the Coca-Cola purchase commitment and approximately 12 years to complete the Dr Pepper/Snapple, Inc. purchase commitment. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $449 million as of December 31, 2017 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs. We have also entered into long-term beverage supply arrangements with certain major beverage vendors for TH and PLK. Pursuant to the terms of these arrangements, marketing rebates are provided to the owner/operators of TH and PLK restaurants based upon the volume of beverage purchases.
Franchise Agreements and Other Arrangements
General. We grant franchisees the right to operate restaurants using our trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. For each franchise restaurant, we generally enter into a franchise agreement covering a standard set of terms and conditions. Recurring fees consist of periodic royalty and advertising payments. Franchisees report gross sales on a monthly or weekly basis and pay royalties based on gross sales.
Franchise agreements are generally not assignable without our consent. Our TH franchise agreements grant us the right to reacquire a restaurant under certain circumstances, and our BK and PLK franchise agreements generally have a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with our standards) can lead to termination of the franchise agreement.
U.S. and Canada. TH franchisees in the U.S. and Canada operate under several types of license agreements, with a typical term for a standard restaurant of 10 years plus renewal period(s) of 10 years in the aggregate for Canada and a typical term of 20 years for the U.S. TH franchisees who lease land and/or buildings from us typically pay a royalty of 3.0% to 4.5% of weekly restaurant gross sales. Our license agreements contemplate a one-time franchise fee which must be paid in full before the restaurant opens for business and upon the grant of additional term. Under a separate lease or sublease, TH franchisees typically pay monthly rent based on the greater of a fixed monthly payment and contingent rental payments based on a percentage (usually 8.5% to 10.0%) of monthly gross sales or flow through monthly rent based on the terms of an underlying lease. Where the franchisee owns the premises, leases it from a third party or enters into a flow through lease with TH, the royalty is typically increased. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, may vary from those described above and are negotiated on a case-by-case basis.
The typical BK and PLK franchise agreement in the U.S. and Canada has a 20-year term and contemplates a one-time franchise fee. Subject to the incentive programs described below, most new BK franchise restaurants in the U.S. and Canada pay a royalty on gross sales of 4.5% and most PLK restaurants in the U.S. and Canada pay a royalty on gross sales of 5.0%. BK franchise agreements typically provide for a 20-year renewal term, and PLK franchise agreements typically provide for two 10-year renewal terms.
In an effort to improve the image of our BK restaurants in the U.S., we offered U.S. franchisees reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants to our modern image during 2015, 2016 and 2017 and we plan to continue to offer remodel incentives to U.S. franchisees during 2018. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2025. However, we expect this impact to be partially mitigated as we will also be entering into new franchise agreements for BK restaurants in the U.S. with a 4.5% royalty rate. We also offered development incentive programs in 2017 pursuant to which we reduced or waived franchise fees and royalty payments to encourage our PLK franchisees to develop and open new restaurants. We do not expect to offer most of these programs in 2018. To accelerate the remodel of TH restaurants in the U.S. in 2018, we will offer a remodel incentive program to TH U.S. franchisees, which will include a reduced up-front franchise fees and limited-term royalty rate reduction.
International. Historically, we entered into franchise agreements for each BK restaurant in our international markets with up-front franchise fees and monthly royalties and advertising contributions each of up to 5.0% of gross sales. However, as part of the international growth strategy for each of our brands, we have entered into master franchise agreements or development agreements that grant franchisees exclusive or non-exclusive development rights and, in some cases, require them to provide support services to other franchisees in their markets. In 2017, we entered into master franchise agreements or development agreements for the TH brand in Mexico and Spain, and for the BK brand in multiple markets including sub-Saharan Africa, the United Kingdom, Japan and Taiwan. The up-front franchise fees and royalty rate paid by master franchisees or exclusive developers vary from country to country, depending on the facts and circumstances of each market. We expect to continue implementing similar arrangements for our brands in 2018 and beyond.
Franchise Restaurant Leases. We leased or subleased 3,603 properties to TH franchisees, 1,661 properties to BK franchisees, and 78 properties to PLK franchisees as of December 31, 2017 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance.
Intellectual Property
We own valuable intellectual property relating to our brands, including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, some of which are of material importance to our TH, BK and PLK businesses. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents of varying duration relating to equipment used in BK restaurants.
Competition
Each of our brands competes in the U.S., Canada and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. With few barriers to entry to the restaurant industry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. We also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains and (iii) convenience stores and grocery stores. Furthermore, delivery aggregators and other food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urban areas.
Government Regulations and Affairs
General. We and our franchisees are subject to various laws and regulations including (i) licensing and regulation relating to health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; (ii) information security, privacy and consumer protection laws; and (iii) other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our franchisees and our performance. These regulations include food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we are or may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in Canada, the U.S., the United Kingdom and Spain. Certain countries, states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the U.S. federal level as well as in Ontario.
U.S. and Canada. Our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. We and our franchisees are also subject to various employment laws, including laws governing union organizing, working conditions, work authorization requirements, health insurance, overtime and wages. In addition, we and our U.S. franchisees are subject to the Patient Protection and Affordable Care Act.
We are subject to federal franchising laws adopted by the U.S. Federal Trade Commission (the “FTC”) and state and provincial franchising laws. Much of the legislation and rules adopted have been aimed at providing detailed disclosure to a prospective franchisee, duties of good faith as between the franchisor and the franchisee, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted or are considering enacting legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship.
International. Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting us and our franchisees in the U.S. and Canada. We and our franchisees are also subject to a variety of tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment.
Environmental Matters
Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations and the operations of our franchisees; however, we don't believe that compliance with applicable environmental regulations will have a material effect on our capital expenditures, financial condition, results of operations, or competitive position. Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, or actual or perceived effect of changes in weather patterns, climate or water resources could have a direct impact on the operations of our brands in ways that we cannot predict at this time.
Seasonal Operations
Our restaurant sales are typically higher in the spring and summer months when the weather is warmer and typically lowest during the winter months. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of holidays may also impact restaurant sales. Because our businesses are moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.
Our Employees
As of December 31, 2017, we had approximately 6,200 employees in our restaurant support centers, regional offices, distribution centers, manufacturing facilities, field operations and Company restaurants. Our franchisees are independent business owners so their employees are not our employees and therefore are not included in our employee count.
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
A copy of our Corporate Governance Guidelines, Code of Business Ethics and Conduct for Non-Restaurant Employees, Code of Ethics for Executive Officers, Code of Conduct for Directors and the Charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Conflicts Committee and Operations and Strategy Committee of the board of directors of RBI are posted in the Investor Relations section of RBI's website, www.rbi.com.
Our principal executive offices are located at 226 Wyecroft Road, Oakville, Ontario, Canada. Our telephone number is (905) 845-6511.

Item 1A. Risk Factors
Risks Related to Our Business
We face intense competition in our markets, which could negatively impact our business.
The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of product choice, quality, affordability, service and location. With few barriers to entry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas. Each of our brands also competes for qualified franchisees, suitable restaurant locations and management and personnel.
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
We depend in large part on the value of the Tim Hortons, Burger King and Popeyes brands. To be successful in the future, we must preserve, enhance and leverage the value of our brands. Brand value is based in part on consumer tastes, preferences and perceptions on a variety of factors, including the nutritional content, methods of production and preparation of our products and our business practices. Consumer acceptance of our products may be influenced by or subject to change for a variety of reasons. For example, adverse publicity associated with nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, may drive popular opinion against quick service restaurants in general, which may impact the demand for our products. In addition, adverse publicity related to litigation, regulation (including initiatives intended to drive consumer behavior) or incidents involving us, our franchisees, competitors or suppliers may impact the value of our brands by discouraging customers from buying our products.
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
Economic conditions have adversely affected, and may continue to adversely affect, consumer discretionary spending which could negatively impact our business and operating results.
We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. There can be no assurance that governmental or other responses to economic challenges will restore or maintain consumer confidence. As a result of these factors, during recessionary periods we and our franchisees may experience reduced sales and profitability, which may cause our business and operating results to suffer.
Our substantial leverage and obligations to service our debt could adversely affect our business.
As of December 31, 2017, we had aggregate outstanding indebtedness of $12,027.8 million, including a senior secured term loan facility in an aggregate principal amount of $6,388.7 million, senior secured first lien notes in an aggregate principal amount of $2,750.0 million and senior secured second lien notes in an aggregate principal amount of $2,800.0 million. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

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
There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. An inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.
The terms of our indebtedness limit our ability to take certain actions and perform certain corporate functions, and could have the effect of delaying or preventing a future change of control.
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
A breach of the covenants under our indebtedness could result in an event of default under the applicable agreement. In the event of default, our debt holders may accelerate repayment of such debt, which may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In addition, default under our senior secured credit facilities would also permit the lenders thereunder to terminate all other commitments to extend additional credit under the senior secured credit facilities. Similarly, in the event of a change of control, pursuant to the terms of our indebtedness, we may be required to repay our credit facilities, or offer to repurchase the senior secured first lien and second lien notes. In addition, our future indebtedness may also be subject to mandatory repurchase or repayment upon a future change of control. Such current and future terms could have the effect of delaying or preventing a future change of control or may discourage a potential acquirer from proposing or completing a transaction that may otherwise have presented a premium to our shareholders.
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
Substantially all of our restaurants are owned and operated by franchisees. Under our fully franchised business model, our future prospects depend on (i) our ability to attract new franchisees for each of our brands that meet our criteria and (ii) the willingness and ability of franchisees to open restaurants in existing and new markets. There can be no assurance that we will be able to identify franchisees who meet our criteria, or if we identify such franchisees, that they will successfully implement their expansion plans.
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
The ability of our franchisees and prospective franchisees to obtain financing for development of new restaurants or reinvestment in existing restaurants depends in part upon financial and economic conditions which are beyond their control. If our franchisees are unable to obtain financing on acceptable terms to develop new restaurants or reinvest in existing restaurants, our business and financial results could be adversely affected.
Our franchisees are also dependent upon their ability to attract and retain qualified employees in an intensely competitive employee market. The inability of our franchisees to recruit and retain qualified individuals may delay the planned openings of new restaurants by our franchisees and could adversely impact existing franchise restaurants, which could slow our growth. Moreover, we may also face liability for employment-related claims of our franchisees’ employees based on theories of joint employer liability with our franchisees or other theories of vicarious liability, which could materially harm our results of operations and financial condition.
Our operating results are closely tied to the success of our franchisees, who are independent operators, and we have limited influence over their restaurant operations.
We generate revenues in the form of royalties, fees and other amounts from our franchisees. As a result, our operating results are closely tied to the success of our franchisees. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions, rents and, in the case of the TH brand, delayed or reduced payments for products and supplies, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Furthermore, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, or high real estate costs, or may be unable to renew due to the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn could materially and adversely affect our business and operating results.
Under our franchise agreements, we can, among other things, establish operating procedures and approve suppliers, distributors and products. However, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or standards set by applicable law. Any operational shortcoming of a franchise restaurant is likely to be attributed by guests to the entire brand, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. We may not be able to identify problems and take effective action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.
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
We believe that the future growth and profitability of each of our brands will depend on our ability to successfully accelerate international development with strategic partners and joint ventures in new and existing international markets. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may have lower average restaurant sales than restaurants in existing markets and may take longer than expected to reach target sales and profit levels (or may never do so). We will need to build brand awareness in those new markets we enter through advertising and promotional activity, and those activities may not promote our brands as effectively as intended, if at all.
We have adopted a master franchise development model for all of our brands, which in markets with strong growth potential may include participating in strategic joint ventures, to accelerate international growth. These new arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage our restaurants in a specific country or countries. A joint venture partnership involves special risks, such as our joint venture partners may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.
If we are unable to effectively manage our growth, it could adversely affect our business and operating results.
We are the indirect holding company for TH, BK, and PLK and their respective consolidated subsidiaries with over 24,000 restaurants, of which approximately 100% are franchised restaurants. In addition, our growth strategy includes strategic expansion in existing and new markets, and contemplates a significant acceleration in the growth in the number of new restaurants. As our franchisees are independent third parties, we have expended and may need to continue to expend substantial financial and managerial resources to enhance our existing restaurant management systems, financial and management controls, information systems and personnel to accurately capture and reflect the financial and operational activities at our franchise restaurants. On occasion we have encountered, and may in the future encounter, challenges in receiving these results from our franchisees in a consistent and timely manner. If we are not able to effectively manage the management and information demands associated with the significant growth of our franchise system, then our business and operating results could be negatively impacted.
Sub-franchisees could take actions that could harm our business and that of our master franchisees.
Our business model contemplates us entering into agreements with master franchisees that permit them to develop and operate restaurants in defined geographic areas. As permitted by certain of these agreements, master franchisees may elect to license sub-franchisees to develop and operate TH, BK, or PLK restaurants, as applicable in the geographic area covered by the agreement. These agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income ultimately paid to us could be adversely affected, and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.
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
These factors may increase in importance as we expect franchisees of each of our brands to open new restaurants in international markets as part of our growth strategy.
Our operations are subject to fluctuations in foreign currency exchange and interest rates.
We report our results in U.S. dollars, which is our reporting currency. The operations of TH, BK, and PLK that are denominated in currencies other than the U.S. dollar are translated to U.S. dollars for our financial reporting purposes, and are therefore impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our combined business. Although we attempt to minimize these risks through utilization of derivative financial instruments, our risk management strategies may not be effective and our results of operations could be adversely affected.
Increases in food and commodity costs or shortages or interruptions in the supply or delivery of our food could harm our operating results and the results of our franchisees.
Our profitability and the profitability of our franchisees will depend in part on our ability to anticipate and react to changes in food and commodity and supply costs. With respect to our TH business, volatility in connection with certain key commodities that we purchase in the ordinary course of business can impact our revenues, costs and margins. If commodity prices rise, franchisees may experience reduced sales due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. In addition, the market for beef and chicken (the principal raw material of our PLK business) is subject to significant price fluctuations due to seasonal shifts, climate conditions, the cost of grain, disease, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances unpredictable. Such increases in commodity costs may materially and adversely affect our business and operating results.
We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, natural disasters, problems in production or distribution, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.
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

We operate a vertically integrated supply chain for our TH business in which we manufacture, warehouse, and distribute certain food and restaurant supplies to our franchise and Company restaurants. There are certain risks associated with this vertical integration growth strategy, including:

•	delays and/or difficulties associated with, or liabilities arising from, owning a manufacturing, warehouse and distribution business;

•	maintenance, operations and/or management of the facilities, equipment, employees and inventories;

•	limitations on the flexibility of controlling capital expenditures and overhead;

•	the need for skills and techniques that are outside our traditional core expertise;

•	increased transportation, shipping, food and other supply costs;

•	inclement weather or extreme weather events;

•	shortages or interruptions in the availability or supply of high-quality coffee beans, perishable food products and/or their ingredients;

•	variations in the quality of food and beverage products and/or their ingredients; and

•	political, physical, environmental, labor, or technological disruptions in our or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.
If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Moreover, shortages or interruptions in the availability and delivery of food, beverages and other suppliers to our restaurants may increase costs or reduce revenues. As of December 31, 2017, we have only one or a few suppliers to service each category of products sold at our TH system restaurants, and the loss of any one of these suppliers would likely adversely affect our business.
Our success is dependent on securing desirable restaurant locations for each of our brands, and competition for these locations may impact our ability to effectively grow our restaurant portfolios.
The success of any restaurant depends in substantial part on its location. There can be no assurance that the current locations of our restaurants will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense and there may be delay or cancellation of new site developments by developers and landlords, which may be exacerbated by factors related to the commercial real estate or credit markets. If franchisees cannot obtain desirable locations for their restaurants at reasonable prices due to, among other things, higher than anticipated acquisition, construction and/or development costs of new restaurants, difficulty negotiating leases with acceptable terms, onerous land use or zoning restrictions, or challenges in securing required governmental permits, then their ability to execute their respective growth strategies may be adversely affected.
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
Typically the costs of insurance, taxes, maintenance, utilities, and other property-related costs due under a prime lease with a third-party landlord are passed through to the franchisee under our sublease. If a franchisee fails to perform the obligations passed through under the sublease, we will be required to perform these obligations resulting in an increase in our leasing and operational costs and expenses. In addition, the rent a franchisee pays us under the sublease may be based on a percentage of gross sales. If gross sales at a certain restaurant are less than we project we may pay more rent to a third-party landlord under the prime lease than we receive from the franchisee under the sublease. These events could result in an inability to fully recover from the franchisee expenses incurred on leased properties, resulting in increased leasing and operational costs to us.
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
We are dependent on the efforts and abilities of our senior management, including the executives managing each of our brands, and our success will also depend on our ability to attract and retain additional qualified employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). This new legislation significantly modifies the Internal Revenue Code of 1986, as amended (the “Code”). Among other things, it reduces the U.S. federal corporate tax rate and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system (including providing for a 100% dividends received deduction in respect of non-U.S. source income received by certain U.S. recipients from certain non-U.S. corporations). The Tax Act also puts in place a number of provisions that may adversely impact us, including (1) a provision designed to tax currently global intangible low-taxed income (GILTI) (effectively, non-U.S. income in excess of a deemed return on tangible assets of non-U.S. corporations), with (subject to certain limitations) a potential offset by foreign tax credits (2) a base erosion anti-abuse tax (BEAT) that eliminates the deduction of certain base-erosion payments made to related non-U.S. corporations and imposes a minimum tax if greater than regular tax, (3) significant additional limitations on the deductibility of interest, (4) a one-time transition tax on certain unrepatriated earnings of non-U.S. subsidiaries that may, if elected, be paid over eight years, (5) limitations on the deductibility of certain executive compensation and (6) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability. The provisions of the Tax Act are complex and likely will be the subject of regulatory and administrative guidance.
Prospectively, our effective tax rate may be adversely impacted by the provisions of the Tax Act. In addition, there may be adverse adjustments to our 2017 provisional estimates of the impact of the Tax Act as we finalize such amounts during 2018. Furthermore, the impact of the Tax Act may be affected by additional regulatory or accounting guidance, which may adversely affect us. Accordingly, our results of operations could be adversely impacted.
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
Changes to the rules in sections 385 and 7874 of the Code or the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect our and/or Partnership’s status as a non-U.S. entity for U.S. federal income tax purposes, our effective income tax rate or future planning based on current law, and any such changes could have prospective or retroactive application to us and/or Partnership. It is presently uncertain whether any such legislative proposals will be enacted into law and, if so, what impact such legislation would have on us. The timing and substance of any such further action is presently uncertain. Any such change of law or regulatory action which could apply retroactively or prospectively, could adversely impact our tax position as well as our financial position and results in a material manner. The precise scope and application of any such regulatory proposals will not be clear until proposed Treasury Regulations are actually issued, and, accordingly, until such regulations are promulgated and fully understood, we cannot be certain that there will be no such impact. In addition, we would be impacted by any changes in tax law in response to corporate tax reforms and other policy initiatives in the U.S. and elsewhere.
Moreover, like the U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where the Company and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. In particular, specific attention has been paid to “base erosion and profit shifting”, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the countries in which we do business could change on a prospective or retroactive basis, and any such change could adversely affect us.
We may not be able to adequately protect our intellectual property, which could harm the value of our brands and branded products and adversely affect our business.
We depend in large part on the value of our brands, which represent 48.3% of the total assets on our balance sheet as of December 31, 2017. We believe that our brands are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brands and the respective branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the U.S., Canada and foreign jurisdictions. Not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S.
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
We may from time to time, in the ordinary course of business, be subject to litigation relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. For example, during 2017, two separate lawsuits were filed against us in Canada by TH franchisees. Active and potential disputes with franchisees could damage our brand reputation and our relationships with our broader franchise base.
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
In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, our franchisees, vendors and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information and credit card information and our franchisees collect similar information. Some of this personal information is held and managed by our franchisees and certain of our vendors. A third-party may be able to circumvent the security and business controls we use to limit access and use of personal information, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties, indemnification claims and potential litigation against us which could negatively impact our results of operations and financial condition. For example, the European Union adopted a new regulation that becomes effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet certain requirements regarding the handling of personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. As a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, even if no breach has been attempted or has occurred, can adversely impact our brand and reputation, and thereby materially impact our business.
Significant capital investments and other expenditures could be required to remedy a breach and prevent future problems, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations during the period in which they are incurred. The techniques and sophistication used to conduct cyber-attacks and breaches, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Accordingly, our expenditures to prevent future cyber-attacks or breaches may not be successful.
Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.
As our reliance on technology has increased, so have the risks posed to our systems. We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants, as well as the systems of our third party vendors to whom we outsource certain administrative functions. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disruption or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If any of our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach.
In addition, we receive and maintain certain personal information about our customers, franchisees and employees, and our franchisees receive and maintain similar information. The use of this information by us is regulated by applicable law. If our security and information systems or those of our franchisees are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our restaurant operations and results of operations and financial condition. We could also be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance.
Finally, a number of our systems and processes are not fully integrated worldwide and, as a result, require us to manually estimate and consolidate certain information that we use to manage our business. To the extent that we are not able to obtain transparency into our operations from our systems, it could impair the ability of our management to react quickly to changes in the business or economic environment.
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
Risks Related to our Partnership Exchangeable Units
3G RBH owns 43.6% of the combined voting power with respect to RBI, and its interests may conflict with or differ from the interests of the other shareholders.
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns 92.4% of the Partnership exchangeable units and 43.6% of the combined voting power with respect to RBI. The interests of 3G RBH and its principals may not always be aligned with the interests of the other holders of Partnership exchangeable units. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power of RBI, it will continue to be able to strongly influence or effectively control the business decisions of RBI and Partnership. 3G RBH and its principals may have interests that are different from those of the other holders of Partnership exchangeable units, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of the other holders of Partnership exchangeable units.
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
3G RBH is affiliated with 3G Capital Partners, Ltd. a global investment firm (“3G Capital”). 3G Capital is in the business of making investments in companies and may from time to time in the future acquire or develop controlling interests in businesses engaged in the QSR industry that complement or directly or indirectly compete with certain portions of our business. In addition, 3G Capital may pursue acquisitions or opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
Although the board of directors of RBI declared a cash dividend on the RBI common shares (requiring a corresponding distribution with respect to our Partnership exchangeable units) for each quarter of 2017 and for the first quarter of 2018, any future dividends on the RBI common shares and distributions on Partnership exchangeable units will be determined at the discretion of the board of directors of RBI and will depend upon results of operations, financial condition, contractual restrictions, including the terms of agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that the board of directors of RBI deems relevant. Although RBI is targeting a total of $1.80 in declared dividends per RBI common share and distributions per Partnership exchangeable unit for 2018, there is no assurance that RBI will achieve its target total dividend for 2018 and satisfy our debt service and other obligations. Realization of a gain on an investment in RBI common shares and in Partnership exchangeable units will depend on the appreciation of the price of the RBI common shares or the Partnership exchangeable units, which may never occur.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Oakville, Ontario and consists of approximately 96,000 square feet which we own. Our U.S. headquarters is located in Miami, Florida and consists of approximately 213,000 square feet which we lease. We also lease office property in Atlanta, Georgia and in Switzerland and Singapore. Related to the TH business, we own five distribution centers, two manufacturing centers, one warehouse and four offices throughout Canada. In addition, we lease one office and one distribution center in Canada and one manufacturing center in the U.S.
As of December 31, 2017, our restaurant footprint was as follows:

	TH	BK	PLK	Total
Franchise Restaurants(1)
Sites owned by us and leased to franchisees	743	704	32	1,479
Sites leased by us and subleased to franchisees	2,860	957	46	3,863
Sites owned/leased directly by franchisees	1,119	15,056	2,761	18,936
Total franchise restaurant sites	4,722	16,717	2,839	24,278
Company Restaurants
Sites owned by us	6	15	13	34
Sites leased by us	20	35	40	95
Total company restaurant sites	26	50	53	129
Total system-wide restaurant sites	4,748	16,767	2,892	24,407
(1) Includes VIE restaurants.
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
While we believe the claims are without merit and we intend to vigorously defend against these lawsuits, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Partnership Exchangeable Units
The Partnership exchangeable units trade on the Toronto Stock Exchange (“TSX”) under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange (“NYSE”) and TSX under the ticker symbol “QSR”. As of February 9, 2018, there were 53 holders of record of Partnership exchangeable units.
The following table sets forth for the periods indicated the high and low closing sales prices of Partnership exchangeable units on the TSX and RBI common shares on the NYSE and TSX, and distributions declared on Partnership exchangeable units and dividends declared per common share of RBI.

	NYSE (U.S. $)		TSX (C$)		Dividends / Distributions per Common Share / Partnership Exchangeable Unit (U.S.$)
	High	Low	High	Low
2017
First Quarter - QSR	$57.60	$47.00	C$75.65	C$63.07	$0.18
Second Quarter - QSR	$62.54	$55.76	C$83.69	C$74.68	$0.19
Third Quarter - QSR	$65.58	$59.25	C$80.78	C$74.01	$0.20
Fourth Quarter - QSR	$67.60	$60.45	C$86.20	C$77.20	$0.21
First Quarter - QSP	$—	$—	C$75.50	C$63.15	$0.18
Second Quarter - QSP	$—	$—	C$84.00	C$74.00	$0.19
Third Quarter - QSP	$—	$—	C$81.50	C$74.00	$0.20
Fourth Quarter - QSP	$—	$—	C$86.00	C$77.00	$0.21
2016
First Quarter - QSR	$39.33	$30.25	C$51.78	C$42.08	$0.14
Second Quarter - QSR	$43.61	$38.03	C$55.93	C$49.49	$0.15
Third Quarter - QSR	$48.53	$41.34	C$63.52	C$53.81	$0.16
Fourth Quarter - QSR	$49.66	$43.01	C$65.41	C$57.52	$0.17
First Quarter - QSP	$—	$—	C$51.69	C$41.99	$0.14
Second Quarter - QSP	$—	$—	C$56.23	C$49.00	$0.15
Third Quarter - QSP	$—	$—	C$63.84	C$53.75	$0.16
Fourth Quarter - QSP	$—	$—	C$65.82	C$57.50	$0.17
Dividend Policy
On February 12, 2018, the board of directors of RBI declared a cash dividend of $0.45 per RBI common share for the first quarter of 2018. The dividend will be paid on April 2, 2018 to common shareholders of record on March 15, 2018. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. To fund the RBI common share dividend, Partnership will also make a corresponding distribution in respect of the Class A common units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the RBI common shares.
RBI is targeting a total of $1.80 in declared dividends per common share and declared distributions in respect of each Partnership exchangeable unit for 2018.
Because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under the agreements governing our debt.

We do not have a formal dividend policy. However, pursuant to the partnership agreement, RBI, as our general partner, must cause us to make distributions on our Class A common units and Partnership exchangeable units, when a dividend has been declared and is payable in respect of RBI common shares.
Issuer Purchases of Equity Securities
During the fourth quarter of 2017 and the full year 2017, we received exchange notices representing 9,130,494 and 9,286,480 Partnership exchangeable units, respectively. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by repurchasing 5,000,000 Partnership exchangeable units for approximately $330.2 million in cash during the fourth quarter and full year of 2017 and exchanging the remaining Partnership exchangeable units for the same number of newly issued RBI common shares. During 2016 and 2015, we received exchange notices representing 6,744,244 and 31,302,135 Partnership exchangeable units, respectively. We satisfied the exchange notices by repurchasing 8,150,003 Partnership exchangeable units for approximately $293.7 million in cash during 2015 and exchanging the remaining Partnership exchangeable units for the same number of newly issued RBI common shares. There were no exchanges for cash in 2016. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of RBI’s common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.
Stock Performance Graph
The following graph depicts the total return to the holders of Partnership exchangeable units from December 31, 2014 through December 31, 2017, relative to the performance of the Standard & Poor’s/TSX Composite Index and the Standard & Poor’s/TSX Capped Consumer Discretionary Index, a peer group. December 15, 2014 was the first day of trading on the TSX of Partnership exchangeable units. The graph assumes an investment of $100 in Partnership exchangeable units and each index on December 31, 2014 and the reinvestment of distributions paid since that date. The price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Restaurant Brands International Limited Partnership (TSX)	$100	$118	$146	$176
S&P/TSX Composite Index (C$)	$100	$89	$104	$111
S&P/TSX Capped Consumer Discretionary Index (C$)	$100	$97	$104	$126

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
Selected Financial Data
The following tables present our selected historical consolidated financial data as of the dates and for each of the periods indicated. The selected historical financial data as of December 31, 2017 and December 31, 2016 and for 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2015, December 31, 2014 and December 31, 2013 and for 2014 and 2013 have been derived from our audited consolidated financial statements and notes thereto, which are not included in this report.
The selected historical consolidated financial data presented below contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations as of and for the periods presented. The selected historical consolidated financial data included below and elsewhere in this report are not necessarily indicative of future results. The information presented in this section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	2017(a)	2016	2015	2014(b)	2013
	(In millions, except per share data)
Statement of Operations Data:
Revenues:
Sales	$2,390.3	$2,204.7	$2,169.0	$167.4	$222.7
Franchise and property revenues	2,185.8	1,941.1	1,883.2	1,031.4	923.6
Total revenues	4,576.1	4,145.8	4,052.2	1,198.8	1,146.3
Income from operations (c)	1,735.9	1,666.7	1,192.2	181.1	522.2
Net income (loss) (c)	$1,235.3	$955.9	$511.7	$(268.9)	$233.7
Earnings (loss) per unit/share - Basic:
Class A common units	$3.10	$1.71	$0.51	$(1.63)	$—
Partnership exchangeable units	$2.59	$1.48	$0.51	$(1.63)	$—
Common shares	$—	$—	$—	$(0.20)	$0.67
Earnings (loss) per unit/share - Diluted:
Class A common units	$3.10	$1.71	$0.51	$(1.63)	$—
Partnership exchangeable units	$2.59	$1.48	$0.51	$(1.63)	$—
Common shares	$—	$—	$—	$(0.20)	$0.65
Distributions/dividends per common unit/share
Class A common units	$0.92	$0.72	$0.44	$—	$—
Partnership exchangeable units	$0.78	$0.62	$0.44	$—	$—
Common shares	$—	$—	$—	$0.30	$0.24
Other Financial Data:
Net cash provided by (used for) operating activities	$1,422.0	$1,233.1	$1,200.7	$259.3	$325.2
Net cash provided by (used for) investing activities	(857.8)	26.9	(61.5)	(7,790.8)	43.0
Net cash provided by (used for) financing activities	(935.2)	(590.9)	(2,115.2)	8,565.6	(132.7)

	December 31,
	2017(a)	2016	2015	2014(b)	2013
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,073.4	$1,420.4	$753.7	$1,803.2	$786.9
Total assets	21,223.9	19,125.3	18,408.5	21,343.0	5,785.5
Total debt and capital lease obligations	12,122.9	8,722.5	8,721.8	10,199.0	2,994.0
Total liabilities	16,662.9	12,339.3	12,198.4	13,706.2	4,269.3
Partnership preferred units	—	3,297.0	3,297.0	3,297.0	—
Total equity	4,561.0	3,489.0	2,913.1	4,339.8	1,516.2

(a)
On March 27, 2017, we acquired PLK. Statement of operations data and other financial data includes PLK results from the acquisition date through December 31, 2017. Balance sheet data includes PLK data as of December 31, 2017.

(b)
On December 12, 2014, we acquired TH. Statement of operations data and other financial data include TH results from the acquisition date through December 28, 2014, the end of TH's 2014 fiscal year. Balance sheet data includes TH data as of December 28, 2014.

(c)
Amount includes $61.7 million of PLK Transaction costs and $1.9 million of Corporate restructuring and tax advisory fees for 2017. Amount includes $16.4 million of integration costs for 2016. Amount includes $116.7 million of TH transaction and restructuring costs and $0.5 million of acquisition accounting impact on cost of sales for 2015. Amount includes $125.0 million of TH transaction and restructuring costs, $11.8 million of acquisition accounting impact on cost of sales and $290.9 million of net losses on derivatives for 2014. Amount includes $26.2 million of global portfolio realignment project costs for 2013.

Operating Metrics
We evaluate our restaurants and assess our business based on the following operating metrics:

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

•
Unless otherwise stated, system-wide sales growth, system-wide sales and comparable sales are presented on a system-wide basis, which means they include franchise restaurants and Company restaurants. System-wide results are driven by our franchise restaurants, as approximately 100% of system-wide restaurants are franchised for each of our brands. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales.

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

The following table presents our operating metrics for each of the periods indicated. The operating metrics for 2017, 2016 and 2015 have been derived from our internal records. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	2017	2016	2015
System-wide sales growth
Tim Hortons	3.0%	5.2%	9.3%
Burger King	10.1%	7.8%	10.3%
Popeyes (a)(b)	5.1%	7.4%	11.8%
System-wide sales ($ in millions)
Tim Hortons	$6,716.9	$6,405.2	$6,349.8
Burger King	$20,075.1	$18,209.2	$17,303.7
Popeyes (a)(b)	$3,511.5	$3,286.3	$3,059.5
Comparable sales
Tim Hortons	(0.1)%	2.5%	5.6%
Burger King	3.1%	2.3%	5.4%
Popeyes (a)(b)	(1.5)%	1.7%	5.9%
Net restaurant growth
Tim Hortons	2.9%	4.5%	3.6%
Burger King	6.5%	4.9%	4.4%
Popeyes (a)(c)	6.1%	6.2%	6.9%
System Restaurant count
Tim Hortons	4,748	4,613	4,413
Burger King	16,767	15,738	15,003
Popeyes (a)(c)	2,892	2,725	2,567

(a)	PLK 2016 and 2015 annual figures are shown for informational purposes only.

(b)
For 2017, PLK comparable sales, system-wide sales growth and system-wide sales are for the period from December 26, 2016 through December 31, 2017. Comparable sales and system-wide sales growth are calculated using the same period in the prior year (December 26, 2015 through December 31, 2016). Results for 2016 and 2015 are consistent with PLK's former fiscal calendar. Consequently, results for 2017 may not be comparable to those of 2016 and 2015.

(c)
For 2017, net restaurant growth is for the period from December 26, 2016 through December 31, 2017. Results for 2016 and 2015 are consistent with PLK's former fiscal calendar. Restaurant count is as of December 31, 2017 for the current period, and as of December 25, 2016 for 2016 and December 27, 2015 for 2015, inclusive of temporary closures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with Part II, Item 6 “Selected Financial Data” of our Annual Report for the year ended December 31, 2017 (our “Annual Report”) and our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
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
Overview
We are a limited partnership originally formed to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and for Burger King and its consolidated subsidiaries. On March 27, 2017, we acquired Popeyes Louisiana Kitchen, Inc. and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $30 billion in system-wide sales and over 24,000 restaurants in more than 100 countries and U.S. territories as of December 31, 2017. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchise business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. Popeyes restaurants are quick service restaurants featuring a unique “Louisiana” style menu that includes spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice, and other regional items.
We have three operating and reportable segments: (1) Tim Hortons (“TH”); (2) Burger King (“BK”); and (3) Popeyes Louisiana Kitchen (“PLK”). Our business generates revenue from the following sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our Tim Hortons business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers.

Recent Events and Factors Affecting Comparability
Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian partnership, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations in 2017, and is expected to continue to impact our consolidated results of operations in future periods.
Also on December 22, 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides that companies (i) should record the effects of the changes from the Tax Act for which accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the Tax Act for which accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the Tax Act, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017. In addition, SAB 118 established a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.
The impacts to our consolidated statement of operations in 2017 consist of the following (“Tax Act Impact”):

•	A provisional benefit of $419.9 million in our provision from income taxes as a result of the remeasurement of net deferred tax liabilities.

•	Provisional charges of $102.6 million related to certain deductions allowed to be carried forward before the Tax Act, which potentially may not be carried forward and deductible under the Tax Act.

•
A provisional estimate for a one-time transitional repatriation tax on unremitted foreign earnings (the “Transition Tax”) of $119.4 million, most of which had been previously accrued with respect to certain undistributed foreign earnings.

Given the complexity of the changes in tax law resulting from the Tax Act, we have not finalized the accounting for the income tax effects of the Tax Act, including any of the provisional amounts described above. Adjustments to provisional amounts will be recorded as discrete items in the provision for income taxes in the period in which those adjustments become reasonably estimable. Such adjustments may result in the impact of the Tax Act differing from these estimates, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions, or actions we may take. We will complete our analysis no later than December 22, 2018.
We recorded $1.9 million of costs associated with corporate restructuring initiatives and professional advisory and consulting services related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”) in 2017. We expect to continue to incur additional Corporate restructuring and tax advisory fees related to the Tax Act in 2018.
Popeyes Acquisition
As described in Note 3 to the accompanying consolidated financial statements, on March 27, 2017, we completed the acquisition of Popeyes for total consideration of $1,654.7 million (the “Popeyes Acquisition”). The consideration was funded through (1) cash on hand of approximately $354.7 million and (2) $1,300.0 million from incremental borrowings under our Term Loan Facility – see Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.

Our 2017 consolidated statement of operations includes PLK revenues and segment income from March 28, 2017 through December 31, 2017. The changes in our results of operations for 2017 as compared to 2016 are partially driven by the inclusion of the results of operations of PLK. The PLK statement of operations data for 2017 is summarized as follows:

PLK Segment (in millions of U.S. dollars)	2017
Revenues:
Sales	$67.7
Franchise and property revenues	134.6
Total revenues	202.3
Cost of sales	56.9
Franchise and property expenses	7.3
Segment SG&A	40.2
Segment depreciation and amortization (a)	9.0
Segment income	106.9

(a)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
PLK Transaction Costs
In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $61.7 million during 2017 consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the consolidated statement of operations. We expect to incur additional PLK Transaction costs through 2018 as we integrate the operations of PLK.
Integration Costs
In connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies, we incurred $16.4 million related to these initiatives during 2016, primarily consisting of professional fees.
TH Transaction and Restructuring Costs
In connection with a series of transactions (the “Transactions”) that were completed during 2014 resulting in Burger King Worldwide, Inc. and The TDL Group Corp. becoming indirect subsidiaries of the Company and Partnership and a series of post-closing transactions during 2015 that resulted in changes to our legal and capital structure, we incurred certain non-recurring selling, general and administrative expenses during 2015, consisting of the following:

•	Financing, legal and advisory fees, and integration costs related to a realignment of our global structure to better accommodate the needs of the combined business, totaling $83.4 million;

•
Severance benefits, other compensation costs and training expenses of approximately $31.1 million related to a restructuring plan we implemented following the Transactions, which resulted in work force reductions throughout our TH business; and

•
Financing, legal and advisory fees totaling $2.2 million, in connection with issuing $1,250.0 million of 4.625% first lien senior secured notes due January 15, 2022 and entering into a first amendment to our credit agreement in May 2015.

Results of Operations
Tabular amounts in millions of U.S. dollars unless noted otherwise.

				2017 vs. 2016			2016 vs. 2015
Consolidated	2017	2016	2015	Variance	FX Impact (b)	Variance Excluding FX Impact	Variance	FX Impact (b)	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,390.3	$2,204.7	$2,169.0	$185.6	$39.8	$145.8	$35.7	$(65.2)	$100.9
Franchise and property revenues	2,185.8	1,941.1	1,883.2	244.7	18.2	226.5	57.9	(49.0)	106.9
Total revenues	4,576.1	4,145.8	4,052.2	430.3	58.0	372.3	93.6	(114.2)	207.8
Operating costs and expenses:
Cost of sales	1,850.3	1,727.3	1,809.5	(123.0)	(31.0)	(92.0)	82.2	52.0	30.2
Franchise and property expenses	477.6	454.1	503.2	(23.5)	(6.3)	(17.2)	49.1	11.4	37.7
Selling, general and administrative expenses	415.5	318.6	437.7	(96.9)	(8.3)	(88.6)	119.1	2.4	116.7
(Income) loss from equity method investments	(12.4)	(20.2)	4.1	(7.8)	0.2	(8.0)	24.3	(0.1)	24.4
Other operating expenses (income), net	109.2	(0.7)	105.5	(109.9)	(0.1)	(109.8)	106.2	2.3	103.9
Total operating costs and expenses	2,840.2	2,479.1	2,860.0	(361.1)	(45.5)	(315.6)	380.9	68.0	312.9
Income from operations	1,735.9	1,666.7	1,192.2	69.2	12.5	56.7	474.5	(46.2)	520.7
Interest expense, net	512.2	466.9	478.3	(45.3)	—	(45.3)	11.4	0.6	10.8
Loss on early extinguishment of debt	122.0	—	40.0	(122.0)	—	(122.0)	40.0	—	40.0
Income before income taxes	1,101.7	1,199.8	673.9	(98.1)	12.5	(110.6)	525.9	(45.6)	571.5
Income tax (benefit) expense	(133.6)	243.9	162.2	377.5	(0.7)	378.2	(81.7)	(1.9)	(79.8)
Net income	$1,235.3	$955.9	$511.7	$279.4	$11.8	$267.6	$444.2	$(47.5)	$491.7

(b)
For items included in our results of operations, we calculate the FX Impact by translating current year results at prior year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

				2017 vs. 2016			2016 vs. 2015
TH Segment	2017	2016	2015	Variance	FX Impact (b)	Variance Excluding FX Impact	Variance	FX Impact (b)	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,228.9	$2,112.1	$2,074.3	$116.8	$38.7	$78.1	$37.8	$(65.0)	$102.8
Franchise and property revenues	925.7	889.3	882.6	36.4	17.2	19.2	6.7	(26.7)	33.4
Total revenues	3,154.6	3,001.4	2,956.9	153.2	55.9	97.3	44.5	(91.7)	136.2
Cost of sales	1,707.6	1,647.4	1,728.1	(60.2)	(30.1)	(30.1)	80.7	51.8	28.9
Franchise and property expenses	335.6	317.1	360.7	(18.5)	(6.4)	(12.1)	43.6	9.6	34.0
Segment SG&A	91.0	78.9	93.2	(12.1)	(1.3)	(10.8)	14.3	2.1	12.2
Segment depreciation and amortization (a)	102.7	102.1	117.7	(0.6)	(1.8)	1.2	15.6	3.2	12.4
Segment income (c)	1,135.8	1,072.3	906.7	63.5	20.2	43.3	165.6	(31.8)	197.4

(c)
TH segment income includes $12.7 million, $12.2 million and $13.6 million of cash distributions received from equity method investments for 2017, 2016 and 2015, respectively. TH segment income for 2015 includes $0.5 million of acquisition impact on cost of sales.

				2017 vs. 2016			2016 vs. 2015
BK Segment	2017	2016	2015	Variance	FX Impact (b)	Variance Excluding FX Impact	Variance	FX Impact (b)	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$93.7	$92.6	$94.7	$1.1	$1.1	$—	$(2.1)	$(0.2)	$(1.9)
Franchise and property revenues	1,125.5	1,051.8	1,000.6	73.7	1.0	72.7	51.2	(22.3)	73.5
Total revenues	1,219.2	1,144.4	1,095.3	74.8	2.1	72.7	49.1	(22.5)	71.6
Cost of sales	85.8	79.9	81.4	(5.9)	(0.9)	(5.0)	1.5	0.2	1.3
Franchise and property expenses	134.7	137.0	142.5	2.3	0.1	2.2	5.5	1.8	3.7
Segment SG&A	142.9	159.6	159.0	16.7	(0.8)	17.5	(0.6)	0.5	(1.1)
Segment depreciation and amortization (a)	46.5	48.0	47.1	1.5	(0.2)	1.7	(0.9)	0.2	(1.1)
Segment income (d)	903.1	815.9	759.5	87.2	0.7	86.5	56.4	(20.2)	76.6

(d)	BK segment income for 2017 includes $0.8 million of cash distributions received from equity method investments.
Comparable Sales
TH comparable sales were relatively flat for 2017, primarily driven by Canada comparable sales of 0.2%.
BK comparable sales of 3.1% for 2017 was primarily driven by U.S. comparable sales of 2.5%.
PLK comparable sales of (1.5)% for 2017 was primarily driven by U.S. comparable sales of (2.2)%.
Sales and Cost of Sales
Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment, other than equipment sales related to initial restaurant establishment or renovations, as well as sales to retailers. Sales from Company restaurants, including sales by our consolidated TH Restaurant VIEs (see Note 2 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information on Restaurant VIEs), represent restaurant-level sales to our guests.
Cost of sales includes costs associated with the management of our TH supply chain, including cost of goods, direct labor and depreciation. Cost of sales also includes food, paper and labor costs of Company restaurants.

During 2017, the increase in sales was driven by a $78.1 million increase in our TH segment, the inclusion of $67.7 million from our PLK segment, and a $39.8 million favorable FX Impact. The increase in our TH segment was driven by a $135.3 million increase in supply chain sales primarily reflecting growth in system-wide sales and the launch of our espresso-based beverage platform, partially offset by a $57.2 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants.
During 2016, the increase in sales was driven by a $102.8 million increase in our TH segment, partially offset by a $1.9 million decrease in our BK segment and a $65.2 million unfavorable FX Impact. The increase in our TH segment was driven by a $194.8 million increase in supply chain sales primarily reflecting growth in system-wide sales and an increase in retail sales, partially offset by a $92.0 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants.
During 2017, the increase in cost of sales was driven primarily by the inclusion of $56.9 million from our PLK segment, a $30.1 million increase in our TH segment, a $5.0 million increase in our BK segment, and a $31.0 million unfavorable FX Impact. The increase in our TH segment was primarily due to an $80.1 million increase in supply chain cost of sales driven by the increase in supply chain sales described above, net of supply chain cost savings derived from effective cost management. This factor was partially offset by a $50.0 million decrease in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants.
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
During 2017, the increase in franchise and property revenues was driven by the inclusion of $134.6 million from our PLK segment, a $72.7 million increase in our BK segment, a $19.2 million increase in our TH segment, and an $18.2 million favorable FX Impact. The increase in our BK segment was primarily due to an increase in royalties, driven by system-wide sales growth. The increase in our TH segment was primarily due to an increase in royalties, driven by system-wide sales growth, and an increase in property revenues, driven by new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants.
During 2016, the increase in franchise and property revenues was driven by a $73.5 million increase in our BK segment and a $33.4 million increase in our TH segment, partially offset by a $49.0 million unfavorable FX Impact. The increase in our BK segment was primarily due to a $61.5 million increase in royalties, driven by system-wide sales growth, and a $16.2 million increase in franchise fees and other revenue, driven by an increase in initial franchise fees and renewal franchise fees. The increase in our TH segment was primarily due to a $23.2 million increase in royalties, driven by system-wide sales growth, and a $16.2 million increase in property revenues, driven by new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants. These factors were partially offset by a $6.0 million decrease in franchise fees and other revenue, driven by a decrease in sales of equipment packages.
During 2017, the increase in franchise and property expenses was driven by a $12.1 million increase in our TH segment, the inclusion of $7.3 million from our PLK segment, and a $6.3 million unfavorable FX Impact, partially offset by a $2.2 million decrease in our BK segment. The increase in our TH segment was primarily due to an increase in property expenses driven by new subleases associated with additional restaurants subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants.
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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
				Favorable / (Unfavorable)
TH Segment SG&A	$91.0	$78.9	$93.2	$(12.1)	(15.3)%	$14.3	15.3%
BK Segment SG&A	142.9	159.6	159.0	16.7	10.5%	(0.6)	(0.4)%
PLK Segment SG&A	40.2	—	—	(40.2)	NM	—	NM
Share-based compensation and non-cash incentive compensation expense	54.9	42.0	51.8	(12.9)	(30.7)%	9.8	18.9%
Depreciation and amortization	22.9	21.7	17.0	(1.2)	(5.5)%	(4.7)	(27.6)%
PLK Transaction costs	61.7	—	—	(61.7)	NM	—	NM
Corporate restructuring and tax advisory fees	1.9	—	—	(1.9)	NM	—	NM
Integration costs	—	16.4	—	16.4	NM	(16.4)	NM
TH transaction and restructuring costs	—	—	116.7	—	NM	116.7	NM
Selling, general and administrative expenses	$415.5	$318.6	$437.7	$(96.9)	(30.4)%	$119.1	27.2%
NM – Not Meaningful
Segment selling, general and administrative expenses (“Segment SG&A”) include segment selling expenses, which consist primarily of Company restaurant advertising fund contributions, and segment general and administrative expenses, which are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Segment SG&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, PLK Transaction costs, Corporate restructuring and tax advisory fees, integration costs and TH transaction and restructuring costs.
During 2017, TH Segment SG&A increased primarily due to an increase in salaries and benefits and an unfavorable FX Impact. During the same period, BK Segment SG&A decreased primarily due to a decrease in salaries and benefits, partially offset by an unfavorable FX Impact.
During 2016, TH Segment SG&A decreased primarily due to a decrease in salaries and benefits, a decrease in selling expenses as a result of a decrease in advertising fund contributions driven by a decrease in the number of Restaurant VIEs from the prior year period and favorable FX Impact.
During 2017, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to an increase of $4.1 million in equity award modifications and an increase due to additional equity awards granted during 2017.
During 2016, the decrease in share-based compensation and non-cash incentive compensation expense was due primarily to a decrease of $10.6 million related to the remeasurement of liability-classified stock options to fair value, and a decrease of $6.6 million related to equity award modifications, partially offset by additional equity awards granted during 2016.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization.
The change in (income) loss from equity method investments during 2017 was primarily driven by the prior year recognition of an $11.6 million increase to the carrying value of our investment balance and a non-cash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by one of our equity method investees, partially offset by improved results of our BK equity method investments in the current period.
The change in (income) loss from equity method investments during 2016 was primarily driven by improved earnings for Carrols Restaurant Group, Inc., our largest equity method investment based on our carrying value, and Pangaea Foods (China) Holdings, Ltd.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2017	2016	2015
Net losses on disposal of assets, restaurant closures and refranchisings	$28.6	$17.7	$22.0
Litigation settlements and reserves, net	2.1	1.6	1.3
Net losses on derivatives	—	—	37.3
Net losses (gains) on foreign exchange	77.3	(20.1)	46.7
Other, net	1.2	0.1	(1.8)
Other operating expenses (income), net	$109.2	$(0.7)	$105.5
Net losses on disposal of assets, restaurant closures and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Net losses on derivatives during 2015 are primarily due to changes in fair value related to interest rate swaps not designated for hedge accounting. These interest rate swaps were settled during May 2015.
Net losses (gains) on foreign exchange are primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net

	2017	2016	2015
Interest expense, net	$512.2	$466.9	$478.3
Weighted average interest rate on long-term debt	4.8%	5.1%	5.0%
During 2017, interest expense, net increased primarily due to higher outstanding debt from incremental term loans and the issuance of senior notes during 2017, partially offset by an increase in interest income and a lower weighted average interest rate.
During 2016, interest expense, net decreased primarily in connection with a decrease in outstanding debt as a result of prepayments on our term loans in May 2015.
Loss on Early Extinguishment of Debt
During 2017, we recorded a $122.0 million loss on early extinguishment of debt which primarily reflects the payment of premiums to fully redeem our second lien notes and the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our Term Loan Facility.
During 2015, we recorded a $40.0 million loss on early extinguishment, which primarily reflects the write-off of unamortized debt issuance costs and unamortized discounts in connection with a prepayment of our Term Loan Facility.

Income Tax Expense
The change in our effective income tax rate to (12.1)% in 2017 from 20.3% in 2016 is primarily due to provisional amounts recorded in 2017 for the Tax Act Impact. Our effective income tax rate in 2017 also includes a benefit from stock option exercises as a result of the required adoption of a new share-based compensation accounting standard, as well as differing tax rules applicable to certain subsidiaries outside Canada. These factors were partially offset by a valuation allowance on foreign exchange capital losses.
Our effective income tax rate was 20.3% for 2016 and 24.1% for 2015, primarily due to the mix of income from multiple tax jurisdictions and differing tax rules applicable to certain subsidiaries outside Canada.
We are in the process of analyzing the effects of the new tax provisions that potentially impact certain foreign income, expenses and credits, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax) and FDII (foreign-derived intangible income). We have not recorded any impact for GILTI, BEAT or FDII in 2017. The ultimate impact of the Tax Act on our effective tax rate in future periods will depend on interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions, as well as any actions we may take.
Net Income
Our net income increased to $1,235.3 million for 2017 compared to net income of $955.9 million for 2016, primarily as a result of a $133.6 million income tax benefit in 2017 compared to a $243.9 million income tax expense in 2016, a net change of $377.5 million. Additionally, segment income in TH and BK increased $150.7 million and 2017 includes $106.9 million of PLK segment income. These factors were partially offset by a $122.0 million loss on early extinguishment of debt, a $109.9 million increase in other operating expenses (income), net, $61.7 million of PLK Transaction costs, and a $45.3 million increase in interest expense, net.
We reported net income of $955.9 million for 2016 compared to net income of $511.7 million in 2015. The increase in net income is primarily as a result of increases in segment income in TH and BK totaling $222.0 million, the non-recurrence of $116.7 million in TH transaction and restructuring costs, a $106.2 million decrease in other operating expenses (income), net, the non-recurrence of $40.0 loss on early extinguishment of debt, a $25.7 million increase from the impact of equity method investments, an $11.4 million decrease in interest expense, net, a $10.0 million decrease in depreciation and amortization, and a $9.8 million decrease in share-based compensation and non-cash incentive compensation. These factors were partially offset by an $81.7 million increase income tax expense and $16.4 million of integration costs.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, (gain) loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs associated with the Popeyes Acquisition, Corporate restructuring and tax advisory fees related to the interpretation and implementation of the Tax Act, integration costs associated with the acquisition of Tim Hortons, and TH transaction and restructuring costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
				Favorable / (Unfavorable)
Segment income:
TH	$1,135.8	$1,072.3	$906.7	$63.5	$165.6
BK	903.1	815.9	759.5	87.2	56.4
PLK	106.9	—	—	106.9	—
Adjusted EBITDA	2,145.8	1,888.2	1,666.2	257.6	222.0
Share-based compensation and non-cash incentive compensation expense	54.9	42.0	51.8	(12.9)	9.8
Acquisition accounting impact on cost of sales	—	—	0.5	—	0.5
PLK Transaction costs	61.7	—	—	(61.7)	—
Corporate restructuring and tax advisory fees	1.9	—	—	(1.9)	—
Integration costs	—	16.4	—	16.4	(16.4)
TH transaction and restructuring costs	—	—	116.7	—	116.7
Impact of equity method investments (a)	1.1	(8.0)	17.7	(9.1)	25.7
Other operating expenses (income), net	109.2	(0.7)	105.5	(109.9)	106.2
EBITDA	1,917.0	1,838.5	1,374.0	78.5	464.5
Depreciation and amortization	181.1	171.8	181.8	(9.3)	10.0
Income from operations	1,735.9	1,666.7	1,192.2	69.2	474.5
Interest expense, net	512.2	466.9	478.3	(45.3)	11.4
Loss on early extinguishment of debt	122.0	—	40.0	(122.0)	40.0
Income tax (benefit) expense	(133.6)	243.9	162.2	377.5	(81.7)
Net income	$1,235.3	$955.9	$511.7	$279.4	$444.2

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for 2017 reflects increases in segment income in our TH and BK segments and the inclusion of our PLK segment.
The increase in EBITDA for 2017 is primarily due to increases in segment income in our TH and BK segments, the inclusion of PLK segment income, and the non-recurrence of integration costs, partially offset by an increase in other operating expenses (income), net, PLK Transaction costs and Corporate restructuring and tax advisory fees recognized in the current period, an increase in share-based compensation and non-cash incentive compensation, and unfavorable results from the impact of equity method investments.
The increase in Adjusted EBITDA for 2016 reflects increases in segment income in our TH and BK segments.
The increase in EBITDA for 2016 is primarily due to increases in segment income in our TH and BK segments, the non-recurrence of TH transaction and restructuring costs, decrease in other operating expenses (income), net, favorable results from the impact of equity method investments, and a decrease in share-based compensation and non-cash incentive compensation, partially offset by integration costs recognized in 2016.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase RBI common shares, to repurchase Class B exchangeable limited partnership units (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay distributions on our Class A common units and our Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.
On December 12, 2017 (the “Redemption Date”), RBI redeemed all of the issued and outstanding 68,530,939 Class A 9.0% cumulative compounding perpetual voting preferred shares (the “Preferred Shares”), for aggregate consideration of $3,115.6 million (the “Redemption Consideration”). The Redemption Consideration of $3,115.6 million includes $3,055.4 million that was paid in

2017 and $60.2 million paid in 2018. The Redemption Consideration was funded by (i) proceeds from the incremental Term Loan No. 2 (as defined below) and the issuance of the 2017 4.25% Senior Notes (as defined below), (ii) proceeds from the termination and settlement of our previous cross-currency rate swaps with an aggregate notional value of $5,000.0 million between the Canadian dollar and U.S. dollar (see Note 12 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report) and (iii) cash generated in the normal course of our business. Upon redemption, the Preferred Shares were deemed canceled, dividends ceased to accrue and all rights of the holder terminated and the Partnership Preferred Units ceased to provide any economic rights to RBI, other than a nominal dividend of $100 per year.
During the fourth quarter of 2017 and the full year 2017, we received exchange notices representing 9,130,494 and 9,286,480 Partnership exchangeable units, respectively. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by repurchasing 5,000,000 Partnership exchangeable units for approximately $330.2 million in cash during the fourth quarter and full year of 2017 and exchanging the remaining Partnership exchangeable units for the same number of newly issued RBI common shares.
At December 31, 2017, we had cash and cash equivalents of $1,073.4 million and working capital of $94.6 million. In addition, at December 31, 2017, we had borrowing availability of $495.4 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
In prior periods, we provided deferred taxes on certain undistributed foreign earnings. Under our transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings are subject to a transition tax charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax, we wrote off the existing deferred tax liability on undistributed foreign earnings and recorded the impact of the new transition tax charge on foreign earnings. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.
On August 2, 2016, the RBI board of directors approved a share repurchase authorization that allows RBI to purchase up to $300.0 million of RBI common shares through July 2021. Repurchases under this authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase.
Debt Instruments and Debt Service Requirements
As of December 31, 2017, our long-term debt is comprised primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2015 4.625% Senior Notes and 2017 5.00% Senior Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Refinancing of Credit Facilities
On February 17, 2017, two of our subsidiaries (the “Borrowers”) entered into a second amendment (the “Second Amendment”) to the credit agreement governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility of up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Under the Second Amendment, (i) the outstanding aggregate principal amount under our Term Loan Facility was decreased to $4,900.0 million as a result of a repayment of $146.1 million from cash on hand, (ii) the interest rate applicable to our Term Loan Facility was reduced (as described below), (iii) the maturity of our Term Loan Facility was extended from December 12, 2021 to February 17, 2024, and (iv) the Borrowers and their subsidiaries were provided with additional flexibility under certain negative covenants, including incurrence of indebtedness, making of investments, dispositions and restricted payments, and prepayment of subordinated indebtedness. Except as described herein, the Second Amendment did not materially change the terms of the Credit Facilities.
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

Simultaneously and in connection with the issuance of the 2017 4.25% Senior Notes (defined below), we obtained an incremental term loan in the aggregate principal amount of $250.0 million (the “Incremental Term Loan No. 2” and together with the Incremental Term Loan No. 1, the “Incremental Term Loans”) under our Term Loan Facility. The Incremental Term Loan No. 2 bears interest at the same rate as the Term Loan Facility and also matures on February 17, 2024. There were no other material changes to the terms of the Credit Facilities.
Credit Facilities
As of December 31, 2017, there was $6,388.7 million outstanding principal amount under the Term Loan Facility with a weighted average interest rate of 3.87%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of December 31, 2017, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $250.0 million in interest payments and $51.1 million in principal payments. In addition, based on LIBOR as of December 31, 2017, net cash settlements that we expect to pay on our $2,500.0 million interest rate swap are estimated to be approximately $11.8 million for the next twelve months. We may prepay the Term Loan Facility in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facility may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2017, we had no amounts outstanding under the Revolving Credit Facility, had $4.6 million of letters of credit issued against the facility, and our borrowing availability was $495.4 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. Amounts drawn under each letter of credit bear interest ranging from 1.25% to 2.00%, depending on our leverage ratio.
During 2017, the Borrowers extended the maturity date of the Revolving Credit Facility from December 12, 2019 to October 13, 2022. The extension was effected through the termination of the existing revolving credit commitments and the entry into Incremental Facility Amendment No. 3 (the “October 2017 Incremental Amendment”) to the Credit Agreement. The October 2017 Incremental Amendment maintains the same $500.0 million in aggregate principal amount of commitments under the Revolving Credit Facility but reduces the interest rates and commitment fees. As amended, the Revolving Credit Facility matures on October 13, 2022, provided that if, on October 15, 2021, more than an aggregate of $150.0 million of the 2015 4.625% Senior Notes are outstanding, then the Revolving Credit Facility will mature on October 15, 2021. All other material terms of the Revolving Credit Facility remained the same.
As amended, the interest rate applicable to borrowings under our Credit Facilities is, at our option, either (i) a base rate plus an applicable margin equal to 1.25% for the Term Loan Facility and ranging from 0.25% to 1.00%, depending on our leverage ratio, for the Revolving Credit Facility, or (ii) a Eurocurrency rate plus an applicable margin of 2.25% for the Term Loan Facility and ranging from 1.25% to 2.00%, depending on our leverage ratio, for the Revolving Credit Facility. Borrowings are subject to a floor of 2.00% for base rate borrowings and 1.00% for Eurocurrency rate borrowings. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.25%. Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including Tim Hortons, Burger King, Popeyes and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
Senior Notes
In May 2017, the Borrowers entered into an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500.0 million of 4.25% first lien senior secured notes due May 15, 2024 (the “2017 4.25% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2017 4.25% Senior Notes, together with other sources of liquidity, were used to redeem the Preferred Shares on the Redemption Date and for other general corporate purposes.
During 2017, the Borrowers entered into an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance in August 2017 and October 2017 of an aggregate of $2,800.0 million of 5.00% second lien senior secured notes due October 15, 2025 (the “2017 5.00% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2017 5.00% Senior Notes were used to redeem the entire outstanding principal balance of $2,250.0 million of our 6.00% second lien senior secured notes due April 1, 2022 (the “2014 6.00% Senior Notes”), pay related redemption premiums, fees and expenses, and for general corporate purposes.

The Borrowers are also party to an indenture (the “2015 4.625% Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 4.625% Senior Notes”). No principal payments are due on the 2015 4.625% Senior Notes until maturity and interest on the 2015 4.625% Senior Notes is paid semi-annually.
The Borrowers may redeem a series of Senior Notes, in whole or in part, at any time prior to May 15, 2020 for the 2017 4.25% Senior Notes and October 15, 2020 for the 2017 5.00% Senior Notes, at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the Borrowers may redeem, in whole or in part, the 2015 4.625% Senior Notes at any time and the 2017 4.25% Senior Notes and 2017 5.00% Senior Notes on or after the applicable date noted above, at the redemption prices set forth in the applicable Senior Notes Indenture. The Senior Notes Indentures also contain optional redemption provisions related to tender offers, change of control and equity offerings, among others.
Based on the amounts outstanding at December 31, 2017, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $261.6 million in interest payments.
Restrictions and Covenants
Our Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of the Company and certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter, the sum of (i) the amount of letters of credit outstanding exceeding $50.0 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30% of the commitments under the Revolving Credit Facility.
The restrictions under the Credit Facilities, the 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2017, we were in compliance with all debt covenants under the Credit Facilities, the 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions
On January 3, 2018, RBI paid a dividend of $0.21 per RBI common share and Partnership made a distribution on the same day to RBI as holder of Class A common units in the amount of the aggregate dividends paid by RBI on RBI common shares. On January 3, 2018, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.21 per Partnership exchangeable units.
On February 12, 2018, the board of directors of RBI declared a dividend of $0.45 per common share for the first quarter of 2018, payable on April 2, 2018 to RBI shareholders of record on March 15, 2018. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of an RBI common share. The record date and payment date for these distributions on the Partnership exchangeable units are to be the same as the relevant record date and payment date for the corresponding dividends on RBI common shares. Accordingly, Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
RBI and Partnership are targeting a total of $1.80 in declared dividends per common share and declared distributions in respect of each Partnership exchangeable unit for 2018.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of February 9, 2018, we had outstanding 202,006,067 Class A common units issued to RBI and 217,706,858 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and RBI’s outstanding equity awards, see Note 15 to the accompanying consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,422 million in 2017, compared to $1,233.1 million in 2016. The increase in cash provided by operating activities was driven by the inclusion of PLK segment income and increases in TH and BK segment income, partially offset by PLK Transaction costs, increases in income tax payments and interest payments, and an increase in cash used by changes in working capital.
Cash provided by operating activities was $1,233.1 million in 2016, compared to $1,200.7 million in 2015. The increase in cash provided by operating activities was driven by an increase in net income, excluding non-cash adjustments, partially offset by changes in working capital and the reclassification of restricted cash to cash and cash equivalents during 2015.
Investing Activities
Cash used for investing activities was $857.8 million in 2017, compared to cash provided by investing activities of $26.9 million in 2016. The change in investing activities was driven primarily by net cash used for the Popeyes Acquisition partially offset by proceeds received from the settlement and termination of our previous cross-currency rate swaps.
Cash provided by investing activities was $26.9 million in 2016, compared to cash used for investing activities of $61.5 million in 2015. The change in investing activities was driven primarily by a decrease in capital expenditures.
Financing Activities
Cash used for financing activities was $935.2 million in 2017, compared to $590.9 million in 2016. The change in financing activities was driven primarily by distributions to RBI in connection with the redemption of the Preferred Shares, repurchases of Partnership exchangeable units, debt repayments, payment of financing costs and redemption premiums, and higher dividend payments, partially offset by proceeds from new borrowings.
Cash used for financing activities was $590.9 million in 2016, compared to $2,115.2 million in 2015. The decrease in cash used for financing activities was driven primarily by a decrease in long-term debt payments, which were partially funded in 2015 by proceeds from the issuance of the 2015 4.625% Senior Notes, and cash used in 2015 to fund the repurchase of Partnership exchangeable units and pay financing costs, partially offset by an increase in dividend payments in 2016.

Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2017 are shown in the following table.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (a)	$7,889.8	$302.4	$625.1	$614.1	$6,348.2
Senior Notes, including interest	7,286.7	261.7	526.4	1,717.9	4,780.7
Other long-term debt	83.1	5.5	12.3	12.8	52.5
Operating lease obligations	1,607.0	182.9	322.3	264.3	837.5
Purchase commitments (b)	598.2	520.6	64.5	11.6	1.5
Capital lease obligations	408.2	39.7	70.7	65.0	232.8
Total	$17,873.0	$1,312.8	$1,621.3	$2,685.7	$12,253.2

(a)	We have estimated our interest payments through the maturity of our Credit Facilities based on the three-month LIBOR as of December 31, 2017.

(b)	Includes open purchase orders, as well as commitments to purchase certain food ingredients and advertising expenditures, and obligations related to information technology and service agreements.
We have not included in the contractual obligations table approximately $497.9 million of gross liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. We also have not included in the contractual obligations table our provisional estimate of approximately $119.4 million of Transition Tax. The amount and timing of payment are currently being evaluated. Under the Tax Act, we have the ability to pay such amount over an eight year period. For additional information on unrecognized tax benefits and Transition Tax, see Note 11 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2017, there were $73.3 million of loans outstanding to Burger King franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $285.5 million remaining. Our maximum guarantee liability under these programs is limited to an aggregate of $42.2 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded and the maximum term of the guarantee is approximately ten years. As of December 31, 2017, the liability reflecting the fair value of these guarantee obligations was $1.0 million. As of December 31, 2017, there were no significant guarantees in connection with Tim Hortons franchisee loans and no guarantees in connection with Popeyes franchisee loans. No significant payments have been made by us in connection with these guarantees through December 31, 2017.
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
We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Business Combinations
The Popeyes Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at March 27, 2017. As of December 31, 2017, we have recorded final acquisition accounting allocations related to the acquisition of Popeyes.
In the event that actual results vary from any of the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.
See Note 3 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for the Popeyes Acquisition.
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in acquisitions. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, and the Popeyes brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change, which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a two-step quantitative impairment test, for any reporting unit or Brand, in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
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
Under a qualitative approach, our impairment review for the Brands consists of an assessment of whether it is more-likely-than-not that a Brand’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any of our Brands, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a Brand exceeds its fair value, we estimate the fair value of the Brand and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. We use an income approach to estimate a Brand’s fair value, which discounts the projected Brand-related cash flows using a discount rate we determine. We make significant assumptions when estimating Brand-related cash flows, including system-wide sales, driven by net restaurant growth and comparable sales growth, average royalty rates, brand maintenance costs and income tax rates.
We completed our impairment reviews for goodwill and the Brands as of October 1, 2017, 2016 and 2015 and no impairment resulted. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates.
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
During 2017, we recorded provisional estimates for the income tax effects of the Tax Act in accordance with SAB 118, which established a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment. Given the complexity of the changes in tax law resulting from the Tax Act, we have not finalized the accounting for the income tax effects of the Tax Act, including for the provisional amounts recorded in 2017. Adjustments to provisional amounts will be recorded as discrete items in the provision for income taxes in the period in which those adjustments become reasonably estimable. Such adjustments may result in the impact of the Tax Act differing from these estimates, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions, or actions we may take. We will complete our analysis no later than December 22, 2018.
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
In prior periods, we provided deferred taxes on certain undistributed foreign earnings. Under our transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings are subject to a transition tax charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax, we wrote off the existing deferred tax liability on undistributed foreign earnings and recorded the impact of the new transition tax charge on foreign earnings. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.

We use an estimate of the annual effective income tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective income tax rate is calculated at year-end.
See Note 11 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for income taxes.
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
New Accounting Pronouncements
See Note 2, “Significant Accounting Policies – New Accounting Pronouncements,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for a discussion of new accounting pronouncements.
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
Currency Exchange Risk
We report our results in U.S. dollars, which is our reporting currency. The operations of each of TH, BK, and PLK that are denominated in currencies other than the U.S. dollar are impacted by fluctuations in currency exchange rates and changes in currency regulations. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for financial reporting purposes. Royalty payments from BK franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. Furthermore, franchise royalties from each of TH’s, BK’s, and PLK's international franchisees are calculated based on local currency sales; consequently franchise revenues are still impacted by fluctuations in currency exchange rates. Each of their respective revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000.0 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $1,200.0 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in AOCI to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was a liability of $456.4 million as of December 31, 2017. The unrealized losses, net of tax, related to these derivative instruments included in AOCI totaled $318.5 million as of December 31, 2017. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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
During 2017, income from operations would have decreased or increased approximately $102.3 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facility and Revolving Credit Facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to earnings during the period in which the hedge transaction affects earnings. At December 31, 2017, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $2,500.0 million of our Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021. The notional value of the swaps is $2,500.0 million.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and LIBOR as of December 31, 2017, a hypothetical 1.00% increase in LIBOR would increase our annual interest expense by approximately $38.9 million.
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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2017, 2016 or 2015. However, severe increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
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

Special Note Regarding Forward-Looking Statements
Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our ability to become one of the most efficient franchised QSR operators in the world; (ii) the benefits of our fully franchised business model; (iii) the domestic and international growth opportunities for the Tim Hortons, Burger King and Popeyes brands, both in existing and new markets; (iv) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (v) our continued use of joint ventures structures and master franchise and development agreements in connection with our domestic and international expansion; (v) the impact of our strategies on the growth of our Tim Hortons, Burger King and Popeyes brands and our profitability; (vi) our commitment to technology and innovation; (vii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (viii) our ability to drive traffic, expand our customer base and allow restaurants to expand into new dayparts through new product innovation; (ix) the benefits accrued from sharing and leveraging best practices among our Tim Hortons, Burger King and Popeyes brands; (x) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (xi) the impact of our cost management initiatives at each of our brands; (xii) the continued use of certain franchise incentives and their impact on our financial results; (xiii) the impact of our modern image remodel initiative; (xiv) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, the source of liquidity needed to satisfy such obligations, and our ability to meet such obligations; (xv) future PLK Transaction costs and Corporate restructuring and tax advisory fees; (xvi) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xvii) our tax positions and their compliance with applicable tax laws; (xviii) certain accounting and tax matters; (xix) our estimates with respect to tax matters as a result of the Tax Act, including our effective tax rate for 2018, the impacts of the Tax Act, and the anticipated timing of finalizing our estimates; (xx) the impact of inflation on our results of operations; (xxi) the impact of governmental regulation on our business and financial and operational results; (xxii) the adequacy of our facilities to meet our current requirements; (xxiii) our future financial and operational results; and (xxiv) our target total distributions for 2018.
These forward looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses that we made in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (5) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (6) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (7) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (8) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (9) changes in applicable tax laws or interpretations thereof; and risks related to the complexity of the Tax Act and our ability to accurately interpret and predict its impact on our financial condition and results.
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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Partnership are being made only in accordance with authorizations of management and directors of RBI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Partnership’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of Partnership’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that Partnership’s internal control over financial reporting was effective as of December 31, 2017.
The scope of management's assessment of the effectiveness of Partnership's internal control over financial reporting included all of Partnership's consolidated operations except for the operations of Popeyes Louisiana Kitchen, Inc., which Partnership acquired in March 2017. Popeyes Louisiana Kitchen, Inc. operations represented $2,439.8 million of Partnership's consolidated total assets (which includes acquisition accounting adjustments within the scope of the assessment) and $202.3 million of Partnership's consolidated total revenues as of and for the year ended December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of Partnership’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, Partnership’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP
We have served as the Partnership's auditor since 1989.
Miami, Florida
February 23, 2018
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:
Opinion on Internal Control Over Financial Reporting
We have audited Restaurant Brands International Limited Partnership and subsidiaries’ (the “Partnership”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Partnership acquired Popeyes Louisiana Kitchen, Inc. during 2017, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017, Popeyes Louisiana Kitchen, Inc.’s internal control over financial reporting associated with total assets of $2,439.8 million (which includes acquisition accounting adjustments within the scope of the assessment) and total revenues of $202.3 million included in the consolidated financial statements of the Partnership as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of Popeyes Louisiana Kitchen, Inc.
Basis for Opinion
The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(signed) KPMG LLP
Miami, Florida
February 23, 2018
Certified Public Accountants

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,073.4	$1,420.4
Accounts and notes receivable, net of allowance of $14.7 and $14.3, respectively	455.9	403.5
Inventories, net	78.0	71.8
Advertising fund restricted assets	83.3	57.7
Prepaids and other current assets	59.0	103.6
Total current assets	1,749.6	2,057.0
Property and equipment, net of accumulated depreciation and amortization of $623.3 and $474.5, respectively	2,133.3	2,054.7
Intangible assets, net	11,062.2	9,228.0
Goodwill	5,782.3	4,675.1
Net investment in property leased to franchisees	71.3	91.9
Derivative assets	—	717.9
Other assets, net	425.2	300.7
Total assets	$21,223.9	$19,125.3
LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$412.9	$369.8
Other accrued liabilities	838.2	469.3
Gift card liability	214.9	194.4
Advertising fund liabilities	110.8	83.3
Current portion of long term debt and capital leases	78.2	93.9
Total current liabilities	1,655.0	1,210.7
Term debt, net of current portion	11,800.9	8,410.2
Capital leases, net of current portion	243.8	218.4
Other liabilities, net	1,455.1	784.9
Deferred income taxes, net	1,508.1	1,715.1
Total liabilities	16,662.9	12,339.3
Commitments and contingencies (Note 18)
Partnership preferred units; no par value; 68,530,939 units authorized, issued and outstanding at December 31, 2016	—	3,297.0
Partners’ capital:
Class A common units - 202,006,067 units issued and outstanding at December 31, 2017 and December 31, 2016	4,167.5	3,364.1
Partnership exchangeable units - 217,708,924 units issued and outstanding at December 31, 2017; 226,995,404 units issued and outstanding at December 31, 2016	1,276.4	1,476.2
Accumulated other comprehensive income (loss)	(884.3)	(1,355.4)
Total Partners’ capital	4,559.6	3,484.9
Noncontrolling interests	1.4	4.1
Total equity	4,561.0	3,489.0
Total liabilities, Partnership preferred units and equity	$21,223.9	$19,125.3
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership:

By:	/s/ Alexandre Behring	By:	/s/ Paul J. Fribourg
	Alexandre Behring, Executive Chairman of Restaurant Brands International Inc.		Paul J. Fribourg, Director of Restaurant Brands International Inc.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except unit data)

	2017	2016	2015
Revenues:
Sales	$2,390.3	$2,204.7	$2,169.0
Franchise and property revenues	2,185.8	1,941.1	1,883.2
Total revenues	4,576.1	4,145.8	4,052.2
Operating costs and expenses:
Cost of sales	1,850.3	1,727.3	1,809.5
Franchise and property expenses	477.6	454.1	503.2
Selling, general and administrative expenses	415.5	318.6	437.7
(Income) loss from equity method investments	(12.4)	(20.2)	4.1
Other operating expenses (income), net	109.2	(0.7)	105.5
Total operating costs and expenses	2,840.2	2,479.1	2,860.0
Income from operations	1,735.9	1,666.7	1,192.2
Interest expense, net	512.2	466.9	478.3
Loss on early extinguishment of debt	122.0	—	40.0
Income before income taxes	1,101.7	1,199.8	673.9
Income tax (benefit) expense	(133.6)	243.9	162.2
Net income	1,235.3	955.9	511.7
Net income attributable to noncontrolling interests (Note 14)	1.4	3.5	3.4
Partnership preferred unit distributions	256.5	270.0	271.2
Gain on redemption of Partnership preferred units	(233.8)	—	—
Net income attributable to common unitholders	$1,211.2	$682.4	$237.1
Earnings per unit - basic and diluted (Note 4):
Class A common units	$3.10	$1.71	$0.51
Partnership exchangeable units	$2.59	$1.48	$0.51
Weighted average units outstanding - basic and diluted (Note 4):
Class A common units	202.0	202.0	202.0
Partnership exchangeable units	225.5	227.8	263.5
Distributions per unit
Class A common units	$0.92	$0.72	$0.44
Partnership exchangeable units	$0.78	$0.62	$0.44
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2017	2016	2015
Net income	$1,235.3	$955.9	$511.7

Foreign currency translation adjustment	823.4	224.4	(1,830.8)
Net change in fair value of net investment hedges, net of tax of $12.8, $(12.3), and $(111.7)	(370.7)	(99.3)	686.8
Net change in fair value of cash flow hedges, net of tax of $3.9, $7.2, and $29.0	(11.0)	(20.3)	(81.0)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(9.0), $(5.6), and $(7.5)	25.4	15.7	19.8
Gain (loss) recognized on defined benefit pension plans, net of tax of $2.0, $1.6, and $7.0	4.0	(8.1)	(14.1)
Other comprehensive income (loss)	471.1	112.4	(1,219.3)
Comprehensive income (loss)	1,706.4	1,068.3	(707.6)
Comprehensive income (loss) attributable to noncontrolling interests	1.4	3.5	3.4
Comprehensive income (loss) attributable to preferred unitholders	22.7	270.0	271.2
Comprehensive income (loss) attributable to common unitholders	$1,682.3	$794.8	$(982.2)
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions of U.S. dollars, except unit data)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balances at Balances at December 31, 2014	202,006,067	$1,986.1	265,041,783	$2,600.9	$(248.5)	$1.3	$4,339.8
Distributions declared on Class A common units	—	(89.1)	—	—	—	—	(89.1)
Distributions declared on partnership exchangeable units	—	—	—	(116.6)	—	—	(116.6)
Preferred unit distributions	—	(118.2)	—	(153.0)	—	—	(271.2)
Repurchase of Partnership exchangeable units	—	—	(8,150,003)	(293.7)	—	—	(293.7)
Exchange of Partnership exchangeable units for RBI common shares	—	820.3	(23,152,132)	(820.3)	—	—	—
Capital contribution from RBI Inc.	—	55.5	—	—	—	—	55.5
Restaurant VIE distributions	—	—	—	—	—	(4.0)	(4.0)
Net income	—	222.1	—	286.2	—	3.4	511.7
Other comprehensive income (loss)	—	—	—	—	(1,219.3)	—	(1,219.3)
Balances at Balances at December 31, 2015	202,006,067	$2,876.7	233,739,648	$1,503.5	$(1,467.8)	$0.7	$2,913.1
Distributions declared on Class A common units	—	(144.8)	—	—	—	—	(144.8)
Distributions declared on partnership exchangeable units	—	—	—	(140.9)	—	—	(140.9)
Preferred unit distributions	—	(136.5)	—	(133.5)	—	—	(270.0)
Exchange of Partnership exchangeable units for RBI common shares	—	223.2	(6,744,244)	(223.2)	—	—	—
Capital contribution from RBI Inc.	—	63.4	—	—	—	—	63.4
Restaurant VIE distributions	—	—	—	—	—	(0.1)	(0.1)
Net income	—	482.1	—	470.3	—	3.5	955.9
Other comprehensive income (loss)	—	—	—	—	112.4	—	112.4
Balances at Balances at December 31, 2016	202,006,067	$3,364.1	226,995,404	$1,476.2	$(1,355.4)	$4.1	$3,489.0
Distributions declared on Class A common units	—	(185.7)	—	—	—	—	(185.7)
Distributions declared on partnership exchangeable units	—	—	—	(175.0)	—	—	(175.0)
Preferred unit distributions	—	(131.3)	—	(125.2)	—	—	(256.5)
Exchange of Partnership exchangeable units for RBI common shares	—	279.7	(4,286,480)	(279.7)	—	—	—
Repurchase of Partnership exchangeable units	—	—	(5,000,000)	(330.2)	—	—	(330.2)
Gain on redemption of partnership preferred units	—	121.9	—	111.9	—	—	233.8
Capital contribution from RBI Inc.	—	83.3	—	—	—	—	83.3
Restaurant VIE distributions	—	—	—	—	—	(4.1)	(4.1)
Net income	—	635.5	—	598.4	—	1.4	1,235.3
Other comprehensive income (loss)	—	—	—	—	471.1	—	471.1
Balances at December 31, 2017	202,006,067	$4,167.5	217,708,924	$1,276.4	$(884.3)	$1.4	$4,561.0
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2017	2016	2015
Cash flows from operating activities:
Net income	$1,235.3	$955.9	$511.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181.1	172.1	182.0
Premiums paid and non-cash loss on early extinguishment of debt	119.1	—	40.0
Amortization of deferred financing costs and debt issuance discount	32.7	38.9	34.9
(Income) loss from equity method investments	(12.4)	(20.2)	4.1
Loss (gain) on remeasurement of foreign denominated transactions	77.3	(20.1)	37.0
Net losses on derivatives	31.0	21.3	53.6
Share-based compensation expense	48.3	35.1	50.8
Deferred income taxes	(742.4)	80.1	(32.3)
Other	18.0	3.5	9.6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Restricted cash and cash equivalents	—	—	79.2
Accounts and notes receivable	(30.4)	(15.8)	(26.2)
Inventories and prepaids and other current assets	2.9	7.7	9.2
Accounts and drafts payable	19.9	27.5	191.2
Advertising fund restricted assets and fund liabilities	1.3	(10.1)	32.9
Other accrued liabilities and gift card liability	360.1	(1.2)	53.2
Other long-term assets and liabilities	80.2	(41.6)	(30.2)
Net cash provided by operating activities	1,422.0	1,233.1	1,200.7
Cash flows from investing activities:
Payments for property and equipment	(36.7)	(33.7)	(115.3)
Proceeds from disposal of assets, restaurant closures and refranchisings	26.1	30.0	19.6
Net payment for purchase of Popeyes, net of cash acquired	(1,635.9)	—	—
Return of investment on direct financing leases	15.9	16.6	16.3
Settlement/sale of derivatives, net	772.3	11.0	14.2
Other investing activities, net	0.5	3.0	3.7
Net cash provided by (used for) investing activities	(857.8)	26.9	(61.5)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,850.0	—	1,250.0
Repayments of long-term debt and capital leases	(2,741.5)	(69.7)	(2,627.8)
Redemption of preferred shares	(3,005.7)	—	—
Payment of financing costs	(62.9)	—	(81.3)
Distributions paid on common, preferred and Partnership exchangeable units	(663.5)	(538.1)	(362.4)
Repurchase of Partnership exchangeable units	(330.2)	—	(293.7)
Capital contribution from RBI Inc.	28.7	13.7	3.0
Excess tax benefits from share-based compensation	—	8.6	0.5
Other financing activities, net	(10.1)	(5.4)	(3.5)
Net cash provided by (used for) financing activities	(935.2)	(590.9)	(2,115.2)
Effect of exchange rates on cash and cash equivalents	24.0	(2.4)	(73.5)
Increase (decrease) in cash and cash equivalents	(347.0)	666.7	(1,049.5)
Cash and cash equivalents at beginning of period	1,420.4	753.7	1,803.2
Cash and cash equivalents at end of period	$1,073.4	$1,420.4	$753.7
Supplemental cashflow disclosures:
Interest paid	$447.2	$407.1	$408.3
Income taxes paid	$200.2	$159.3	$208.3
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$36.1	$32.1	$16.7
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, Partnership is a successor issuer to Burger King Worldwide, Inc. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2017, we franchised or owned 4,748 Tim Hortons restaurants, 16,767 Burger King restaurants, and 2,892 Popeyes restaurants, for a total of 24,407 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As our franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.
As of December 31, 2017 and 2016, we determined that we are the primary beneficiary of 31 and 96 Restaurant VIEs, respectively, and accordingly, have consolidated the financial results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our consolidated financial statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Foreign Currency Translation and Transaction Gains and Losses
Our functional currency is the U.S. dollar, since our term loan and senior secured notes are denominated in U.S. dollars. The functional currency of each of our operating subsidiaries is generally the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rates. Income, expenses and cash flows are translated at the average foreign exchange rates for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of equity.
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
Cash and Cash Equivalents
All highly liquid investments with original maturities of 3 months or less and credit card receivables are considered cash equivalents.
Inventories
Inventories are carried at the lower of cost or net realizable value and consist primarily of raw materials such as green coffee beans and finished goods such as new equipment, parts, paper supplies and restaurant food items. The moving average method is used to determine the cost of raw material and finished goods inventories held for sale to Tim Hortons franchisees.
Property and Equipment, net
We record property and equipment at historical cost less accumulated depreciation and amortization, which is recognized using the straight-line method over the following estimated useful lives: (i) buildings and improvements – up to 40 years; (ii) restaurant equipment – up to 17 years; (iii) furniture, fixtures and other – up to 10 years; (iv) manufacturing equipment – up to 25 years; and (v) capital leases – up to 40 years or lease term. Leasehold improvements to properties where we are the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement.
We are considered to be the owner of certain restaurants leased from unrelated lessors because Tim Hortons constructed some of the structural elements of those restaurants. Accordingly, lessors’ contributions to the construction costs of these restaurants was recognized as other debt, and was $83.1 million and $83.2 million at December 31, 2017 and 2016, respectively.
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
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the acquisition of Popeyes in 2017, the acquisition of Tim Hortons in 2014 and the acquisition of Burger King Holdings, Inc. by 3G Capital Partners Ltd. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, and the Popeyes brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a two-step quantitative impairment test for any reporting unit or Brand in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
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
We completed our impairment tests for goodwill and the Brands as of October 1, 2017, 2016 and 2015 and no impairment resulted.
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

Other Comprehensive Income (Loss)
Other comprehensive income (loss) (“OCI”) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. Our other comprehensive income (loss) is primarily comprised of unrealized gains and losses on foreign currency translation adjustments and unrealized gains and losses on hedging activity, net of tax.
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
We carry all of our derivatives at fair value and value them using various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about the fair value measurements of our derivative instruments, see Note 12, Derivative Instruments.
The fair value of variable rate term debt and senior notes is estimated using inputs based on bid and offer prices that are Level 2 inputs and was $12.0 billion and $8.8 billion at December 31, 2017 and 2016, respectively, compared to a principal carrying amount of $11.9 billion and $8.6 billion on the same dates.
The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Popeyes were based upon Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2017 and 2016 were based upon Level 3 inputs.

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
Franchise and property revenues include franchise revenues, consisting primarily of royalties, initial and renewal franchise fees paid by franchisees, revenues derived from equipment sales at establishment of a restaurant and in connection with a restaurant renewal or renovation, property revenues from properties we lease or sublease to franchisees, and other franchise and property related fees.
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
Advertising expense, which primarily consists of advertising contributions by Company restaurants (including Restaurant VIEs) based on a percentage of gross sales, totaled $7.4 million for 2017, $5.5 million for 2016, and $13.7 million for 2015 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
New Accounting Pronouncements
Revenue Recognition – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB deferred adoption of the new standard by one year. Several updates have been issued since to clarify the implementation guidance. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, enhances revenue recognition disclosures, and is now effective commencing in 2018. The guidance allows for either a full retrospective or modified retrospective transition method. We will apply the modified retrospective transition method, which involves recording a cumulative adjustment for the impact of transitioning to the new guidance on the transition date.
We have performed an analysis of the impact of the new revenue recognition guidance and implemented a comprehensive plan for the implementation. The project plan included analyzing the impact on our current revenue streams, comparing our historical accounting policies to the new guidance, and identifying potential differences from applying the requirements of the new guidance to our contracts. Under current accounting guidance, we recognize initial franchise fees when we have performed all material obligations and services, which generally occurs when the franchise restaurant opens. Under the new guidance, we will defer the initial and renewal franchise fees and recognize revenue over the term of the related franchise agreement. The new guidance will also change our reporting of advertising fund contributions from franchisees and the related advertising expenditures. Under the current guidance, we do not reflect advertising fund contributions from franchisees and advertising fund expenditures in our statements of operations. Furthermore, as of the balance sheet date, advertising fund contributions received may not equal advertising expenditures for the period due to the timing of promotions. To the extent that contributions received exceeded advertising expenditures, the excess contributions are treated as a deferred liability. To the extent that advertising expenditures temporarily exceeded advertising fund contributions, the difference is recorded as a receivable from the fund. Under the new guidance, advertising fund contributions from franchisees and advertising fund expenditures will be reported on a gross basis in our statements of operations and the related advertising fund revenues and expenses may be reported in different periods. Additionally, estimated breakage income on gift cards will be recognized as gift cards are utilized instead of our current policy of deferring the breakage income until it is deemed remote that the unused gift card balance will be redeemed. Finally, under the new guidance, we will record investments in equity method investees and recognize revenue associated with the establishment of master franchise entities in which we receive an equity interest in exchange for master franchise rights in an amount equal to the fair value of the equity interest received. This revenue will be deferred and recognized over the term of the master franchise agreement. Under previous guidance we did not record revenue or a basis in the equity interest received in these arrangements. This guidance will not materially impact our recognition of other forms of revenue.
The new guidance will have no impact on the amount or timing of our cash flows. As a result of the impact of the new guidance, we will record a cumulative adjustment of $230.0 million to $290.0 million primarily related to franchise fee revenue for franchise agreements entered into or renewed subsequent to our acquisitions of Burger King in 2010, Tim Hortons in 2014 and Popeyes in 2017. The franchise fee revenue impact will be recognized over the remaining term of each franchise agreement. Pre-acquisition franchise fees associated with acquired franchise agreements will not impact the cumulative adjustment and will not be recognized in future periods. The cumulative adjustment will be recorded as a decrease to Partners' capital.
Additionally, beginning in 2018, although the gross amounts of our revenues and expenses will be materially impacted by the recognition of franchisee contributions and related expenditures of advertising funds we manage, increases to gross revenues and expenses will not result in a material net impact to our statement of operations. If our statement of operations for the year ended

December 31, 2017 reflected gross contributions from franchisees and expenditures of advertising funds we manage, contributions to advertising funds we manage would have increased our consolidated revenues by approximately 17%.
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
Employee Share-Based Payment Accounting – In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is mostly modified retrospectively, with the exception of recognition of excess tax benefits and tax deficiencies which requires prospective adoption. We adopted this new guidance on January 1, 2017. The adoption of this new guidance resulted in an increase to our diluted weighted average shares outstanding, as well as recognition of excess tax benefits as a reduction in the provision for income taxes rather than an addition to common shares, as required by previous accounting guidance. The adoption of this new guidance resulted in a 6.4% reduction in our effective tax rate during 2017. We will continue to estimate forfeitures instead of accounting for them as they occur as permitted by the new standard. The adoption of the other provisions of this new guidance did not have an impact on our consolidated financial statements.
Classification of Certain Cash Receipts and Cash Payments – In August 2016, the FASB issued an accounting standards update to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are effective for 2018. The adoption of this new guidance will not have a material impact on our consolidated financial statements.
Intra-Entity Transfers of Assets Other Than Inventory – In October 2016, the FASB issued guidance amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The amendment is effective for 2018. The adoption of this new guidance will not have a material impact on our consolidated financial statements.
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
Reclassification of Certain Tax Effects - In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income resulting from recently enacted tax legislation. The amendment is effective commencing in 2019 with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.
Note 3. Popeyes Acquisition
On March 27, 2017, we completed the acquisition of all of the outstanding shares of common stock of Popeyes Louisiana Kitchen, Inc. (the “Popeyes Acquisition”). Popeyes Louisiana Kitchen, Inc. is one of the world’s largest chicken quick service restaurant companies and its global footprint complements RBI’s existing portfolio. Like our other brands, the Popeyes brand is managed independently, while benefiting from our global scale and resources. The Popeyes Acquisition was accounted for as a business combination using the acquisition method of accounting.
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
During the three months ended December 31, 2017, we adjusted our preliminary estimate of the fair value of net assets acquired. The final allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

March 27, 2017
Total current assets	$64.4
Property and equipment	114.1
Intangible assets	1,405.2
Other assets	0.7
Total current liabilities	(72.8)
Total debt and capital lease obligations	(159.0)
Deferred income taxes	(523.2)
Other liabilities	(20.5)
Total identifiable net assets	808.9
Goodwill	845.8
Total consideration	$1,654.7

The adjustments to the preliminary estimate of net assets acquired initially disclosed during the period ended March 31, 2017 resulted in a corresponding $232.5 million decrease in estimated goodwill due to the following changes to preliminary estimates of fair values and allocation of purchase price (in millions):

Increase (Decrease) in Goodwill
Change in:
Property and equipment	$(17.6)
Intangible assets	(385.2)
Total current liabilities	(1.9)
Deferred income taxes	164.9
Other liabilities	7.3
Total decrease in goodwill	$(232.5)
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
Note 4. Earnings Per Unit
Partnership uses the two-class method in the computation of earnings per unit. Pursuant to the terms of the partnership agreement, RBI, as the holder of the Class A common units, is entitled to receive distributions from Partnership in an amount equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Class B exchangeable limited partnership units (the “Partnership exchangeable units”) are entitled to receive distributions from Partnership in an amount per unit equal to the dividends payable by RBI on each RBI common share. Partnership’s net income available to common unitholders is allocated between the Class A common units and Partnership exchangeable units on a fully-distributed basis and reflects residual net income after noncontrolling interests, Partnership preferred unit distributions and gain on redemption of Partnership preferred units. Basic and diluted earnings per Class A common unit is determined by dividing net income allocated to Class A common unit holders by the weighted average number of Class A common units outstanding for the period. Basic and diluted earnings per Partnership exchangeable unit is determined by dividing net income allocated to the Partnership exchangeable units by the weighted average number of Partnership exchangeable units outstanding during the period.
There are no dilutive securities for Partnership as the exercise of stock options will not affect the numbers of Class A common units or Partnership exchangeable units outstanding. However, the issuance of shares by RBI in future periods will affect the allocation of net income attributable to common unitholders between Partnership’s Class A common units and Partnership exchangeable units.
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	2017	2016	2015
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$626.1	$345.6	$103.9
Net income allocated to Partnership exchangeable unitholders	585.1	336.8	133.2
Net income attributable to common unitholders	$1,211.2	$682.4	$237.1
Denominator - basic and diluted partnership units:
Weighted average Class A common units	202.0	202.0	202.0
Weighted average Partnership exchangeable units	225.5	227.8	263.5
Earnings per unit - basic and diluted:
Class A common units	$3.10	$1.71	$0.51
Partnership exchangeable units	$2.59	$1.48	$0.51
Note 5. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2017	2016
Land	$1,020.3	$957.2
Buildings and improvements	1,171.7	1,089.4
Restaurant equipment	122.2	109.3
Furniture, fixtures, and other	170.7	147.8
Capital leases	256.6	210.3
Construction in progress	15.1	15.2
	2,756.6	2,529.2
Accumulated depreciation and amortization	(623.3)	(474.5)
Property and equipment, net	$2,133.3	$2,054.7

Depreciation and amortization expense on property and equipment totaled $149.7 million for 2017, $144.1 million for 2016 and $154.9 million for 2015.
Included in our property and equipment, net at December 31, 2017 and 2016 are $193.6 million and $166.6 million, respectively, of assets leased under capital leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $63.0 million and $43.7 million, respectively.
Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2017			2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$724.7	$(168.0)	$556.7	$655.1	$(132.4)	$522.7
Favorable leases	455.7	(193.7)	262.0	436.0	(149.7)	286.3
Subtotal	1,180.4	(361.7)	818.7	1,091.1	(282.1)	809.0
Indefinite lived intangible assets:
Tim Hortons brand	$6,727.1	$—	$6,727.1	$6,341.6	$—	$6,341.6
Burger King brand	2,161.5	—	2,161.5	2,077.4	—	2,077.4
Popeyes brand	1,354.9	—	1,354.9	—	—	—
Subtotal	10,243.5	—	10,243.5	8,419.0	—	8,419.0
Intangible assets, net			$11,062.2			$9,228.0

Goodwill
Tim Hortons segment	$4,325.8			$4,087.8
Burger King segment	610.7			587.3
Popeyes segment	845.8			—
Total	$5,782.3			$4,675.1
Amortization expense on intangible assets totaled $72.4 million for 2017, $71.9 million for 2016, and $78.3 million for 2015. The change in the brands and goodwill balances during 2017 was due principally to the addition of goodwill and the Popeyes brand from the Popeyes Acquisition, and to a lesser extent, the impact of foreign currency translation.
As of December 31, 2017, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2018	$66.9
2019	63.7
2020	59.0
2021	54.3
2022	50.5
Thereafter	524.3
Total	$818.7

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $155.1 million and $151.1 million as of December 31, 2017 and 2016, respectively, and is included within other assets, net in our consolidated balance sheets. Our TH business and BK business both have equity method investments. Our PLK business does not have any equity method investments. Select information about our most significant equity method investments, based on the carrying value as of December 31, 2017, is as follows:

Entity	Country	Equity Interest
TIMWEN Partnership	Canada	50.0%
Carrols Restaurant Group, Inc.	United States	20.7%
Pangaea Foods (China) Holdings, Ltd.	China	27.5%
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $11.6 million, $11.3 million and $12.7 million during 2017, 2016 and 2015, respectively.
The aggregate market value of our equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on December 31, 2017 is approximately $114.4 million. The aggregate market value of our equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on December 31, 2017 is approximately $117.6 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise TH or BK restaurants. Franchise and property revenue recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2017	2016	2015
Revenues from affiliates:
Franchise royalties	$175.2	$131.7	$93.2
Property revenues	26.7	27.8	27.7
Franchise fees and other revenue	25.7	19.6	13.1
Total	$227.6	$179.1	$134.0
We recognized $19.8 million, $19.6 million and $20.8 million of contingent rent expense related to the TIMWEN Partnership during 2017, 2016 and 2015, respectively.
At December 31, 2017 and 2016, we had $31.9 million and $25.7 million, respectively, of accounts receivable from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded increases to the carrying value of our equity method investment balances and non-cash dilution gains in the amounts of $11.6 million and $10.9 million during 2016 and 2015, respectively. No non-cash dilution gains were recorded during 2017. The dilution gains resulted from the issuance of capital stock by our equity method investees, which reduced our ownership interests in these equity method investments. The dilution gains we recorded in connection with the issuance of capital stock reflect adjustments to the differences between the amount of underlying equity in the net assets of equity method investees before and after their issuance of capital stock.

Note 8. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2017	2016
Current:
Taxes payable	$401.0	$43.3
Dividend payable	96.9	146.1
Interest payable	88.6	63.3
Accrued compensation and benefits	66.6	60.5
Deferred income	42.9	54.7
Closed property reserve	10.8	11.0
Restructuring and other provisions	12.0	9.1
Other	119.4	81.3
Other accrued liabilities	$838.2	$469.3
Non-current:
Derivatives liabilities	$498.5	$55.1
Taxes payable	495.6	252.2
Unfavorable leases	251.8	275.8
Accrued pension	72.0	82.9
Accrued lease straight-lining liability	46.4	29.9
Deferred income	37.4	27.1
Other	53.4	61.9
Other liabilities, net	$1,455.1	$784.9
Note 9. Long-Term Debt
Long-term debt consist of the following (in millions):

	As of December 31,
	2017	2016
Term Loan Facility (due February 17, 2024)	$6,388.7	$5,046.1
2017 4.25% Senior Notes (due May 15, 2024)	1,500.0	—
2015 4.625% Senior Notes (due January 15, 2022)	1,250.0	1,250.0
2017 5.00% Senior Notes (due October 15, 2025)	2,800.0	—
2014 6.00% Senior Notes (due April 1, 2022)	—	2,250.0
Other (a)	89.1	126.0
Less: unamortized deferred financing costs and deferred issuance discount	(170.1)	(187.1)
Total debt, net	11,857.7	8,485.0
Less: current maturities of debt	(56.8)	(74.8)
Total long-term debt	$11,800.9	$8,410.2

(a)	$35.6 million of Tim Hortons Series 1 notes were repaid on June 1, 2017, the original maturity date.

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
In connection with the Second Amendment, we capitalized approximately $11.3 million in debt issuance costs and recorded a loss on early extinguishment of debt of $20.4 million during 2017. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs and discounts.
Incremental Term Loans
In connection with the Popeyes Acquisition, we obtained an incremental term loan in the aggregate principal amount of $1,300.0 million (the “Incremental Term Loan No. 1”) under our Term Loan Facility. Also, simultaneously and in connection with the issuance of the 2017 4.25% Senior Notes (described below), we obtained an additional incremental term loan in the aggregate principal amount of $250.0 million (the “Incremental Term Loan No. 2” and together with the Incremental Term Loan No. 1, the “Incremental Term Loans”) under our Term Loan Facility. The Incremental Term Loans bear interest at the same rate as the Term Loan Facility and also mature on February 17, 2024. In connection with the Incremental Term Loan No. 1, Popeyes Louisiana Kitchen, Inc. was included as loan guarantor and its assets as collateral under the Credit Facilities. Except as described herein, there were no other material changes to the terms of the Credit Facilities. Debt issuance costs capitalized in connection with the Incremental Term Loans were approximately $23.0 million.
Revolving Credit Facility
As of December 31, 2017, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of December 31, 2017, we had $4.6 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $495.4 million.
During 2017, the Borrowers extended the maturity date of the Revolving Credit Facility from December 12, 2019 to October 13, 2022. The extension was effected through the termination of the existing revolving credit commitments and the entry into Incremental Facility Amendment No. 3 (the “Third Amendment”) to the credit agreement. The Third Amendment maintained the same $500.0 million in aggregate principal amount of the commitments under the Revolving Credit Facility but reduced interest rates and commitment fees. As amended, the Revolving Credit Facility matures on October 13, 2022, provided that if, on October 15, 2021, more than an aggregate of $150.0 million of the 2015 4.625% Senior Notes (as defined below) are outstanding, then the maturity date of the Revolving Credit Facility shall be October 15, 2021. Except as described herein, there were no other material changes to the Revolving Credit Facility. In connection with the Third Amendment we capitalized approximately $1.1 million in debt issuance costs.
Interest Rate Applicable to the Credit Facilities
The interest rate applicable to the Credit Facilities is, at our option, either (i) a base rate plus an applicable margin equal to 1.25% in respect of the Term Loan Facility and ranging from 0.25% to 1.00%, depending on our leverage ratio, in respect of the Revolving Credit Facility, or (ii) a Eurocurrency rate plus an applicable margin equal to 2.25% in respect of the Term Loan Facility and ranging from 1.25% to 2.00%, depending on our leverage ratio, in respect of the Revolving Credit Facility. Borrowings are subject to a floor of 2.00% in the case of the base rate and a floor of 1.00% in the case of Eurocurrency rate. Amounts drawn under each letter of credit that is issued and outstanding under this facility bear interest ranging from 1.25% to 2.00%, depending on our leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.25%. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. As of December 31, 2017, the weighted average interest rate on our Term Loan Facility was 3.87%. The principal amount of the Term Loan Facility amortizes in quarterly installments equal to $16.1 million, with the balance payable at maturity.
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
2017 4.25% Senior Notes
During 2017, the Borrowers entered into an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500.0 million of 4.25% first lien senior notes due May 15, 2024 (the “2017 4.25% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2017 4.25% Senior Notes, together with other sources of liquidity, were used to redeem all of the outstanding RBI Class A 9.0% cumulative compounding perpetual voting preferred shares (see Note 13, Partnership Preferred Units) and for other general corporate purposes. In connection with the issuance of the 2017 4.25% Senior Notes, we capitalized approximately $12.6 million in debt issuance costs.
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
2017 5.00% Senior Notes
During 2017, the Borrowers entered into an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800.0 million of 5.00% second lien senior notes due October 15, 2025 (the “2017 5.00% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2017 5.00% Senior Notes were used to redeem the entire outstanding principal balance of $2,250.0 million of 6.00% second lien secured notes due April 1, 2022 (the “2014 6.00% Senior Notes”), pay related redemption premiums, fees and expenses, and for general corporate purposes. In connection with the issuance of the 2017 5.00% Senior Notes, we capitalized approximately $14.9 million in debt issuance costs. In connection with the full redemption of the 2014 6.00% Senior Notes, we recorded a loss on early extinguishment of debt of $101.6 million that primarily reflects the payment of premiums to redeem the notes and the write-off of unamortized debt issuance costs.
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
2015 4.625% Senior Notes
The Borrowers are also party to an indenture (the “2015 4.625% Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 4.625% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually.
Obligations under the 2015 4.625% Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Note Guarantors. The 2015 4.625% Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 2015 4.625% Senior Notes may be redeemed in whole or in part, on or after October 1, 2017, at the redemption prices set forth in the corresponding indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2015 4.625% Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
Restrictions and Covenants
Our Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter, the sum of (i) the amount of letters of credit outstanding exceeding $50.0 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30.0% of the commitments under the Revolving Credit Facility.
The restrictions under the Credit Facilities, the 2017 4.25% Senior Notes Indenture, the 2017 5.00% Senior Notes Indenture, the 2015 4.625% Senior Notes Indenture have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2017, we were in compliance with all debt covenants under the Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Debt Issuance Costs
During 2017 and 2015, we incurred aggregate deferred financing costs of $62.9 million and $80.3 million, respectively. No deferred financing costs were incurred in 2016.
Loss on Early Extinguishment of Debt
During 2017, we recorded a $122.0 million loss on early extinguishment of debt, which primarily reflects the payment of premiums to redeem our 2014 6.00% Senior Notes and the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our Term Loan Facility and the redemption of our 2014 6.00% Senior Notes. Similarly, during 2015, we recorded a $40.0 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and unamortized discounts in connection with a prepayment of our Term Loan Facility
Other
On March 27, 2017, we repaid $155.5 million of debt assumed in connection with the Popeyes Acquisition. Additionally, $35.6 million of Tim Hortons Series 1 notes were repaid on June 1, 2017, the original maturity date.
Maturities
The aggregate maturities of our long-term debt as of December 31, 2017 are as follows (in millions):

Year Ended December 31,	Principal Amount
2018	$56.8
2019	73.8
2020	71.0
2021	71.0
2022	1,320.9
Thereafter	10,434.3
Total	$12,027.8
Interest Expense, net
Interest expense, net consists of the following (in millions):

	2017	2016	2015
Debt	$484.5	$412.2	$426.8
Capital lease obligations	21.4	19.9	20.8
Amortization of deferred financing costs and debt issuance discount	32.7	38.9	34.9
Interest income	(26.4)	(4.1)	(4.2)
Interest expense, net	$512.2	$466.9	$478.3

Note 10. Leases
Company as Lessor
As of December 31, 2017, we leased or subleased 5,342 restaurant properties to franchisees and 162 non-restaurant properties to third parties under direct financing leases and operating leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.

Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2017	2016
Land	$930.7	$893.9
Buildings and improvements	1,215.5	1,112.9
Restaurant equipment	17.5	14.7
	2,163.7	2,021.5
Accumulated depreciation and amortization	(407.4)	(312.5)
Property and equipment leased, net	$1,756.3	$1,709.0
Our net investment in direct financing leases is as follows (in millions):

	As of December 31,
	2017	2016
Future rents to be received:
Future minimum lease receipts	$77.5	$96.3
Contingent rents (a)	39.6	51.2
Estimated unguaranteed residual value	17.1	18.9
Unearned income	(45.4)	(56.5)
Allowance on direct financing leases	(0.2)	(0.2)
	88.6	109.7
Current portion included within accounts receivables	(17.3)	(17.8)
Net investment in property leased to franchisees	$71.3	$91.9

(a)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2017	2016	2015
Rental income:
Minimum	$466.0	$452.8	$453.9
Contingent	283.8	282.5	281.7
Amortization of favorable and unfavorable income lease contracts, net	8.3	8.5	11.0
Total rental income	758.1	743.8	746.6
Earned income on direct financing leases	7.0	8.9	13.6
Total property revenues	$765.1	$752.7	$760.2

Company as Lessee
In addition, we lease land, building, equipment, office space and warehouse space, including 709 restaurant buildings under capital leases where we are the lessee. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.

Rent expense associated with these lease commitments is as follows (in millions):

	2017	2016	2015
Rental expense:
Minimum	$198.1	$193.5	$199.5
Contingent	71.1	70.6	73.1
Amortization of favorable and unfavorable payable lease contracts, net	9.7	9.2	10.1
Total rental expense (a)	$278.9	$273.3	$282.7

(a)	Amounts include rental expense related to properties subleased to franchisees of $262.8 million for 2017, $253.9 million for 2016, and $267.0 million for 2015.
As of December 31, 2017, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Capital Leases	Operating Leases
2018	$18.1	$360.3	$39.7	$182.9
2019	14.3	323.7	36.4	167.6
2020	9.6	288.6	34.3	154.7
2021	6.8	256.3	32.9	138.8
2022	5.4	226.2	32.1	125.5
Thereafter	23.3	1,327.7	232.8	837.5
Total minimum receipts / payments	$77.5	$2,782.8	408.2	$1,607.0
Less amount representing interest			(143.0)
Present value of minimum capital lease payments			265.2
Current portion of capital lease obligation			(21.4)
Long-term portion of capital lease obligation			$243.8

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $1,833.5 million due in the future under non-cancelable subleases.
Note 11. Income Taxes
Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations during 2017, and is expected to continue to impact our consolidated results of operations in future periods. The impacts to our consolidated statement of operations in 2017 consist of the following:

•	The remeasurement of net deferred tax liabilities as of the enactment date.

•	Charges related to certain deductions allowed to be carried forward before the Tax Act, which potentially may not be carried forward and deductible under the Tax Act.

•	A one-time transitional repatriation tax on unremitted foreign earnings (the “Transition Tax”), which may be paid over an eight-year period.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides that companies (i) should record the effects of the changes from the Tax Act for which accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the Tax Act for which accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the Tax Act, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017. In addition, SAB 118 established a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.
As a result of the reduction in the U.S. corporate tax rate, we remeasured our U.S. net deferred tax liabilities as of the enactment date and recognized a provisional benefit of $419.9 million as a discrete item in the provision for income taxes in 2017, which is a reduction in net deferred tax liabilities and is included in Deferred income taxes, net in the accompanying consolidated balance sheet as of December 31, 2017.
We also recorded $102.6 million of provisional charges related to certain deductions allowed to be carried forward before the Tax Act, which potentially may not be carried forward and deductible under the Tax Act. Of the $102.6 million, $43.0 million is included in Deferred income taxes, net and $59.6 million is included in Other long term liabilities in the accompanying consolidated balance sheet as of December 31, 2017.
We provisionally estimate a Transition Tax of $119.4 million, most of which had been previously accrued with respect to certain undistributed foreign earnings. The $119.4 million provisional Transition Tax is included in Other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2017. The amount and timing of the Transition Tax payments are currently being evaluated. Under the Tax Act, we have the ability to pay such amount over an eight year period.
Given the complexity of the changes in tax law resulting from the Tax Act, we have not finalized the accounting for the income tax effects of the Tax Act, including any of the provisional amounts describe above. Adjustments to provisional amounts will be recorded as discrete items in the provision for income taxes in the period in which those adjustments become reasonably estimable. Such adjustments may result in the impact of the Tax Act differing from these estimates, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions, or actions we may take. We will complete our analysis no later than December 22, 2018.
We are in the process of analyzing the effects of the new tax provisions that potentially impact certain foreign income, expenses and credits, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), and FDII (foreign-derived intangible income). We have not recorded any impact for GILTI, BEAT or FDII in 2017. The ultimate impact of the Tax Act on our effective tax rate in future periods will depend on interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions, or actions we may take.
Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	2017	2016	2015
Canadian	$1,223.6	$1,050.1	$546.9
Foreign	(121.9)	149.7	127.0
Income before income taxes	$1,101.7	$1,199.8	$673.9

Income tax (benefit) expense attributable to income from continuing operations consists of the following (in millions):

	2017	2016	2015
Current:
Canadian	$438.1	$78.6	$107.2
U.S. Federal	113.2	45.4	46.1
U.S. state, net of federal income tax benefit	3.0	1.5	4.1
Other Foreign	54.5	38.3	37.1
	$608.8	$163.8	$194.5
Deferred:
Canadian	$(301.8)	$49.0	$(48.1)
U.S. Federal	(473.3)	37.0	21.0
U.S. state, net of federal income tax benefit	34.3	(6.9)	(7.5)
Other Foreign	(1.6)	1.0	2.3
	$(742.4)	$80.1	$(32.3)
Income tax (benefit) expense	$(133.6)	$243.9	$162.2
The statutory rate reconciles to the effective income tax rate as follows:

	2017	2016	2015
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	9.9	9.6	16.7
Foreign exchange gain (loss)	(7.7)	0.1	(1.9)
Foreign tax rate differential	(1.9)	(1.0)	(5.4)
Change in valuation allowance	12.0	0.2	4.7
Change in accrual for tax uncertainties	(0.4)	1.0	0.7
Deductible FTC	(1.0)	—	—
Intercompany financing	(19.5)	(16.0)	(20.2)
Impact of Tax Act	(27.4)	—	—
Benefit from stock option exercises	(4.9)	—	—
Other	2.3	(0.1)	3.0
Effective income tax rate	(12.1)%	20.3%	24.1%
Our effective income tax rate was (12.1)% for 2017 and 20.3% for 2016. The change in our effective tax rate in 2017 compared to 2016 is primarily due to the impact of the Tax Act, including the remeasurement of deferred tax liabilities, partially offset by the net impact of Transition Tax and provisional charges, in each case as described above. Our effective income tax rate in 2017 also includes a benefit from stock option exercises as a result of the required adoption of a new share-based compensation accounting standard, as well as differing tax rules applicable to certain subsidiaries outside Canada. These factors were partially offset by a valuation allowance on foreign exchange capital losses. Our effective income tax rate was 24.1% for 2015, primarily due to the impact of the acquisition of Tim Hortons in 2014, including non-deductible transaction related costs, and the mix of income from multiple tax jurisdictions.
Income tax (benefit) expense allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2017	2016	2015
Income tax (benefit) expense from continuing operations	$(133.6)	$243.9	$162.2
Cash flow hedge in accumulated other comprehensive income (loss)	5.1	(1.6)	(21.5)
Net investment hedge in accumulated other comprehensive income (loss)	(12.8)	12.3	111.7
Pension liability in accumulated other comprehensive income (loss)	(2.0)	(1.6)	(7.0)
Stock option tax benefit in common shares	—	(8.6)	(0.5)
Total	$(143.3)	$244.4	$244.9

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations are as follows (in millions):

	2017	2016	2015
Deferred income tax (benefit) expense	$(449.3)	$77.6	$(51.9)
Change in valuation allowance	132.7	2.1	31.8
Change in effective U.S. federal income tax rate	(432.9)	—	—
Change in effective U.S. state income tax rate	3.6	(2.9)	(7.2)
Change in effective foreign income tax rate	3.5	3.3	(5.0)
Total	$(742.4)	$80.1	$(32.3)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2017	2016
Deferred tax assets:
Accounts and notes receivable	$5.2	$6.7
Accrued employee benefits	48.7	67.9
Unfavorable leases	146.1	153.8
Liabilities not currently deductible for tax	73.8	42.4
Tax loss and credit carryforwards	549.8	231.3
Derivatives	135.8	—
Other	0.4	17.2
Total gross deferred tax assets	959.8	519.3
Valuation allowance	(281.5)	(132.9)
Net deferred tax assets	678.3	386.4
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	33.3	64.8
Intangible assets	1,790.9	1,723.8
Leases	128.6	150.9
Statutory impairment	26.4	23.5
Derivatives	—	25.4
Outside basis difference	67.6	102.9
Total gross deferred tax liabilities	2,046.8	2,091.3
Net deferred tax liability	$1,368.5	$1,704.9
The valuation allowance had a net increase of $148.6 million during 2017 primarily due to foreign exchange capital losses. These losses were previously partially offset by deferred tax liabilities related to intercompany loans, which were settled during the current year.
Changes in the valuation allowance are as follows (in millions):

	2017	2016	2015
Beginning balance	$132.9	$124.6	$68.8
Additions due to acquisition	9.4	—	—
Change in estimates recorded to deferred income tax expense	132.7	2.1	31.8
Expiration of foreign tax credits and capital losses	—	—	(3.2)
Changes from foreign currency exchange rates	5.5	(0.7)	(8.2)
True-ups from changes in losses and credits	0.8	6.9	35.4
Additions related to other comprehensive income	0.2	—	—
Ending balance	$281.5	$132.9	$124.6

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2017 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$1,161.2	2032-2037
Canadian capital loss carryforwards	893.0	Indefinite
U.S. state net operating loss carryforwards	676.7	2018-2037
U.S. capital loss carryforwards	58.2	2018
U.S. foreign tax credits	24.5	2019-2026
Other foreign net operating loss carryforwards	219.6	Indefinite
Other foreign net operating loss carryforwards	9.0	2023-2026
Other foreign capital loss carryforward	31.8	Indefinite
Foreign credits	1.8	2023-2036
Total	$3,075.8
In prior periods, we provided deferred taxes on certain undistributed foreign earnings. Under our transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings are subject to a transition tax charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax, we wrote off the existing deferred tax liability on undistributed foreign earnings and recorded the impact of the new transition tax charge on foreign earnings. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.
We had $461.0 million of unrecognized tax benefits at December 31, 2017, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2017	2016	2015
Beginning balance	$240.6	$238.6	$41.6
Additions on tax position related to the current year	186.3	2.0	0.8
Additions for tax positions of prior years	41.2	6.2	4.3
Additions for tax positions taken in conjunction with acquisition of Tim Hortons	1.8	—	202.5
Reductions for tax positions of prior year	(0.2)	(1.0)	(2.8)
Reductions for settlement	(1.7)	(4.6)	(7.4)
Reductions due to statute expiration	(7.0)	(0.6)	(0.4)
Ending balance	$461.0	$240.6	$238.6
During the twelve months beginning January 1, 2018, it is reasonably possible we will reduce unrecognized tax benefits by approximately $24.3 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $36.9 million and $27.3 million at December 31, 2017 and 2016, respectively. Potential interest and penalties associated with uncertain tax positions recognized was $9.6 million during 2017, $11.2 million during 2016 and $3.3 million during 2015. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns with Canada and its provinces and territories. Generally we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2010 through 2014 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return.
We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as foreign tax jurisdictions. None of the foreign jurisdictions should be individually material. The examination phase of our U.S. federal income tax returns for fiscal 2009, 2010, the period July 1, 2010 through October 18, 2010 and the period October 19, 2010 through December 31, 2010 was completed during 2015. Various tax positions related to those years are currently under appeals. During 2017, the U.S. Internal Revenue Service commenced the audit of the fiscal year 2014 U.S. federal income tax returns for our U.S. companies. We have various U.S. state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
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
Interest Rate Swaps – Outstanding as of December 31, 2017
During 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps with a notional value of $2,500.0 million to hedge the variability in the interest payments on a portion of our Term Loan Facility beginning May 28, 2015, through the expiration of the final swap on March 31, 2021, resetting each March 31. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $84.6 million in AOCI at the date of settlements. This amount gets reclassified into interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of December 31, 2017 that we expect to be reclassified into interest expense within the next 12 months is $12.4 million. In connection with the settlement of these interest rate swaps, we paid $36.2 million, which is reflected as a use of cash within investing activities in the consolidated statement of cash flows for 2015.
Interest Rate Swaps – Settled Prior to December 31, 2015
During 2015, we settled a series of receive-variable, pay-fixed interest rate swaps that were hedging the variability in the interest payments associated with our Term Loan Facility. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value were recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness were recognized in earnings. During 2015, we temporarily discontinued hedge accounting on the entire balance of these swaps as a result of the $42.7 million mandatory prepayment of our Term Loan Facility, as well as changes to forecasted cash flows, and settled $42.7 million of these instruments equal to the amount of the mandatory prepayment of our Term Loan Facility. During the same period, we re-designated $5,690.4 million of the remaining $6,690.4 million of notional outstanding, as a cash flow hedge for hedge accounting. The remaining $1,000.0 million of notional amount was not re-designated for hedge accounting and as such changes in fair value on this portion of the interest rate swaps were recognized in earnings. During April 2015, in order to offset the cash flows associated with this $1,000.0 million notional value receive-variable, pay-fixed interest rate swap, we entered into a pay-variable, receive-fixed mirror interest rate swap with a notional value of $1,000.0 million and a maturity date of March 31, 2021.
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
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2017, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
During 2017, we terminated and settled our previous cross-currency rate swaps with an aggregate notional value of $5,000.0 million, between the Canadian dollar and U.S. dollar. In connection with this termination, we received $763.5 million which is reflected as a source of cash provided by investing activities in the consolidated statement of cash flows. The unrealized gains totaled $533.4 million, net of tax, as of the termination date and will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Additionally during 2017, we entered into new fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amounts of C$6,753.5 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000.0 million through the maturity date of June 30, 2023. In making such changes, we effectively realigned our Canadian dollar hedges to reflect our current cash flow mix and capital structure maturity profile.
At December 31, 2017, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2017, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $183.0 million with maturities to February 2019. We have designated these instruments as cash flow hedges, and as such, the effective portion of unrealized changes in market value are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.
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

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	2017	2016	2015
Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	$(5.5)	$(22.7)	$(128.2)
Forward-currency contracts	$(9.4)	$(4.8)	$18.2
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$(383.5)	$(87.0)	$798.5

Affected Line Item in Statements of Operations	Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	2017	2016	2015
Interest expense, net	$(31.0)	$(21.3)	$(12.0)
Other operating expenses (income), net	$—	$—	$(27.6)
Cost of sales	$(3.4)	$—	$12.3

	Gain (Loss) Recognized in Other Operating Expenses (Income), net
	2017	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(12.4)
Cross-currency rate swaps	$—	$—	$4.3
Ineffectiveness of cash flow hedges:
Interest rate swaps	$—	$—	$(1.6)

	Fair Value as of December 31,
	2017	2016	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges:
Foreign currency	$0.5	$2.8	Prepaids and other current assets
Derivatives designated as net investment hedges:
Foreign currency	—	717.9	Derivative assets
Total assets at fair value	$0.5	$720.7
Liabilities:
Derivatives designated as cash flow hedges:
Interest rate	$42.1	$55.1	Other liabilities, net
Foreign currency	5.1	1.1	Other accrued liabilities
Derivatives designated as net investment hedges:
Foreign currency	456.4	—	Other liabilities, net
Total liabilities at fair value	$503.6	$56.2
Note 13. Partnership Preferred Units
On December 12, 2014 we issued 68,530,939 Partnership preferred units to RBI. Under the terms of the partnership agreement, Partnership was required to make distributions to RBI on the Partnership preferred units in amounts equal to (i) preferred dividends declared and payable by RBI on the 68,530,939 Class A 9.0% cumulative compounding perpetual voting preferred shares issued by

RBI (the “Preferred Shares”) and (ii) in the event RBI redeemed the Preferred Shares, the redemption amount of the Preferred Shares. Upon payment of a distribution to RBI to fund the redemption of the Preferred Shares, the Partnership preferred units remain outstanding, but provide no economic rights to RBI, other than a nominal dividend of $100 per year.
The distribution provisions of the partnership agreement requiring Partnership to fund RBI's redemption of the Preferred Shares were accounted for as an in-substance redemption provision of the Partnership preferred units. The Partnership preferred units were classified as temporary equity as a result of Partnership's lack of control over this distribution provision. In 2014, Partnership adjusted the carrying value of the Partnership preferred units to reflect the Preferred Shares redemption price of $48.109657 per Preferred Share (the “redemption price”).
On December 12, 2017 (the “Redemption Date”), RBI redeemed all of the issued and outstanding Preferred Shares for aggregate consideration of $3,115.6 million (the “Redemption Consideration”), including $54.0 million of accrued and unpaid Preferred Share dividends up to the Redemption Date. Partnership made a distribution to RBI in an equal amount under the terms of the partnership agreement described above. Partnership accounted for $54.0 million of this distribution as a preferred unit distribution, with the remainder accounted for as an in-substance redemption of the Partnership preferred units. The difference between (i) the Redemption Consideration and related transaction costs, net of the $54.0 million preferred unit distribution and (ii) the carrying amount of the Partnership preferred units on the Redemption Date is reflected as a $233.8 million increase in net income attributable to common unitholders and partner's capital.
Note 14. Equity
Pursuant to the terms of the partnership agreement, RBI, as the holder of Class A common units, is entitled to distributions from Partnership in an amount equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Partnership exchangeable units are entitled to receive distributions from Partnership in an amount per unit equal to the dividend payable by RBI on each RBI common share. Additionally, if RBI proposes to redeem, repurchase or otherwise acquire any RBI common shares, the partnership agreement requires that Partnership, immediately prior to such redemption, repurchase or acquisition, make a distribution to RBI on the Class A common units in an amount sufficient for RBI to fund such redemption, repurchase or acquisition, as the case may be. Each holder of a Partnership exchangeable unit is entitled to vote in respect of matters on which holders of RBI common shares are entitled to vote through one special voting share of RBI. Since December 12, 2015, a holder of a Partnership exchangeable unit may require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one common share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership, in its sole discretion, to deliver a cash payment in lieu of RBI common shares. If RBI elects to make a cash payment in lieu of issuing common shares, the amount of the payment will be the weighted average trading price of the RBI common shares on the New York Stock Exchange for the 20 consecutive trading days ending on the last business day prior to the exchange date.
During 2017, Partnership exchanged 9,286,480 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 5,000,000 Partnership exchangeable units for approximately $330.2 million in cash and exchanging 4,286,480 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2016, Partnership exchanged 6,744,244 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. During 2015, Partnership exchanged 31,302,135 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 8,150,003 Partnership exchangeable units for approximately $293.7 million in cash and exchanging 23,152,132 Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheets in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheets in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2014	$11.4	$(10.6)	$(249.3)	$(248.5)
Foreign currency translation adjustment	—	—	(1,830.8)	(1,830.8)
Net change in fair value of derivatives, net of tax	605.8	—	—	605.8
Amounts reclassified to earnings of cash flow hedges, net of tax	19.8	—	—	19.8
Pension and post-retirement benefit plans, net of tax	—	(14.1)	—	(14.1)
Balances at December 31, 2015	$637.0	$(24.7)	$(2,080.1)	$(1,467.8)
Foreign currency translation adjustment	—	—	224.4	224.4
Net change in fair value of derivatives, net of tax	(119.6)	—	—	(119.6)
Amounts reclassified to earnings of cash flow hedges, net of tax	15.7	—	—	15.7
Pension and post-retirement benefit plans, net of tax	—	(8.1)	—	(8.1)
Balances at December 31, 2016	$533.1	$(32.8)	$(1,855.7)	$(1,355.4)
Foreign currency translation adjustment	—	—	823.4	823.4
Net change in fair value of derivatives, net of tax	(381.7)	—	—	(381.7)
Amounts reclassified to earnings of cash flow hedges, net of tax	25.4	—	—	25.4
Pension and post-retirement benefit plans, net of tax	—	4.0	—	4.0
Balances at December 31, 2017	$176.8	$(28.8)	$(1,032.3)	$(884.3)
The following table displays the reclassifications out of AOCI (in millions):

	Affected Line Item in the	Amounts Reclassified from AOCI
Details about AOCI Components	Statements of Operations	2017	2016	2015
Gains (losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(31.0)	$(21.3)	$(12.0)
Interest rate derivative contracts	Other operating expenses (income), net	—	—	(27.6)
Forward-currency contracts	Cost of sales	(3.4)	—	12.3
	Total before tax	(34.4)	(21.3)	(27.3)
	Income tax (expense) benefit	9.0	5.6	7.5
	Net of tax	$(25.4)	$(15.7)	$(19.8)
Defined benefit pension:
Amortization of prior service credits (costs)	SG&A (a)	$2.8	$2.9	$2.9
Amortization of actuarial gains (losses)	SG&A (a)	(1.1)	(0.4)	(2.6)
	Total before tax	1.7	2.5	0.3
	Income tax (expense) benefit	(1.4)	(0.9)	—
	Net of tax	$0.3	$1.6	$0.3
Total reclassifications	Net of tax	$(25.1)	$(14.1)	$(19.5)

(a)	Refers to selling, general and administrative expenses in the consolidated statements of operations.
Note 15. Share-based Compensation
Share-based compensation expense associated with the participation of Partnership and its subsidiaries in RBI’s share-based compensation plans is recognized in Partnership’s financial statements.

On January 30, 2015, RBI’s board of directors approved: (i) adoption of the Restaurant Brands International Inc. 2014 Omnibus Incentive Plan, currently the Amended and Restated 2014 Omnibus Incentive Plan, (the “Omnibus Plan”), to provide for the grant of awards to employees, directors, consultants and other persons who provide services to RBI and its subsidiaries; (ii) assumption and amendment of various legacy plans of BK, and assumption of the obligation for all BK stock options and restricted stock units (“RSUs”) outstanding; and (iii) assumption and amendment of various legacy plans of TH, and assumption of the obligation for each vested and unvested TH stock option issued with tandem stock appreciation rights (“SARs”) that was not surrendered in connection with the Tim Hortons transaction on the same terms and conditions of the original awards, as adjusted. No new awards may be granted under these legacy BK plans or legacy TH plans.
RBI is currently issuing awards under the Omnibus Plan and the number of shares available for issuance under such plan as of December 31, 2017 was 4,073,767. The Omnibus Plan permits the grant of several types of awards with respect to RBI common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include Company and/or individual performance based-vesting conditions. Under the terms of the Omnibus Plan, RSUs are entitled to dividend equivalents, unless otherwise noted. Dividends are not distributed unless the awards vest. Upon vesting, the amount of the dividend, which is distributed in additional RSUs, except in the case of RSUs awarded to non-management members of RBI's board of directors, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered.
Stock option awards are granted with an exercise price or market value equal to the closing price of RBI's common shares on the trading day preceding the date of grant. RBI satisfies stock option exercises through the issuance of authorized but previously unissued common shares. New stock option grants generally cliff vest 5 years from the original grant date, provided the employee is continuously employed by RBI or one of our subsidiaries, and the stock options expire 10 years following the grant date. Additionally, if RBI terminates the employment of a stock option holder without cause prior to the vesting date, or if the employee retires or becomes disabled, the employee will become vested in the number of stock options as if the stock options vested 20% on each anniversary of the grant date. If the employee dies, the employee will become vested in the number of stock options as if the stock options vested 20% on the first anniversary of the grant date, 40% on the second anniversary of the grant date and 100% on the third anniversary of the grant date. If an employee is terminated with cause or resigns before vesting, all stock options are forfeited. If there is an event such as a return of capital or dividend that is determined to be dilutive, the exercise price of the awards will be adjusted accordingly.
Share-based compensation expense consists of the following for the periods presented (in millions):

	2017	2016	2015
Stock options, stock options with tandem SARs and RSUs (a)	$48.3	$35.1	$50.8
Accelerated vesting of Popeyes stock options (b)	12.1	—	—
Total share-based compensation expense (c)	$60.4	$35.1	$50.8

(a)
Includes (i) $5.1 million due to accelerated vesting of awards due to terminations in 2015 and (ii) $5.0 million, $0.9 million, and $9.0 million due to modification of awards in 2017, 2016 and 2015, respectively. There was no accelerated vesting of awards due to terminations in 2017 and 2016.

(b)	Represents expense attributed to the post-combination service associated with the accelerated vesting of stock options in connection with the Popeyes Acquisition.

(c)	Generally classified as selling, general and administrative expenses in the consolidated statements of operations.
As of December 31, 2017, total unrecognized compensation cost related to share-based compensation arrangements was $104.0 million and is expected to be recognized over a weighted-average period of approximately 3.3 years.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

	2017	2016	2015
Risk-free interest rate	1.23% - 1.25%	0.85%	1.17% - 2.07%
Expected term (in years)	6.74	6.74	3.53 - 7.35
Expected volatility	24.5%	26.6%	24.0% - 25.0%
Expected dividend yield	1.37%	1.81%	1.00% - 1.09%

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
The following is a summary of stock option activity under our plans for the year ended December 31, 2017:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2017	23,663	$17.89
Granted	2,453	$56.21
Exercised	(5,212)	$5.91
Forfeited	(833)	$37.11
Outstanding at December 31, 2017	20,071	$25.15	$729,242	5.7
Exercisable at December 31, 2017	7,825	$6.79	$427,967	3.2
Vested or expected to vest at December 31, 2017	18,816	$24.29	$699,670	5.5

(a)	The intrinsic value represents the amount by which the fair value of our stock exceeds the option exercise price at December 31, 2017.
The weighted-average grant date fair value per stock option granted was $12.57, $7.53, and $10.12 during 2017, 2016 and 2015, respectively. The total intrinsic value of stock options exercised was $288.3 million during 2017, $46.9 million during 2016, and $40.3 million during 2015.
The total fair value for liability classified stock options with tandem SARs outstanding was $2.6 million and $5.0 million at December 31, 2017 and December 31, 2016, respectively, and is classified within other liabilities, net in the consolidated balance sheets. During 2015, the Company modified a portion of these awards to remove the SAR feature and such SARs were cancelled as a result. The modification to remove the SARs resulted in a change in classification of the awards from liability to equity and a corresponding reclassification of $10.2 million from other liabilities, net to common shares in the consolidated balance sheets. As such, these modified awards are no longer being remeasured to fair value. Cash settlements of stock options with tandem SARs was $4.6 million in 2017, $2.5 million in 2016 and $30.6 million in 2015.
The fair value of the time-vested RSUs and performance-based RSUs is based on the closing price of RBI’s common shares on the trading day preceding the date of grant. New grants generally cliff vest five years from the original grant date. RBI has awarded a limited number of performance-based RSUs that proportionally vest over a four year period. Time-vested RSUs and performance-based RSUs are expensed on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. RBI grants fully vested RSUs, with dividend equivalent rights that accrue in cash, to non-employee members of RBI's board of directors in lieu of a cash retainer and committee fees. All such RSUs will settle and common shares of RBI will be issued upon termination of service by the board member.
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

The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2017:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	939	$29.03	1,550	$33.99
Granted	486	$56.54	100	$55.55
Vested and settled	(19)	$35.12	(78)	$34.71
Dividend equivalents granted	12	$41.05	18	$36.12
Forfeited	(125)	$41.50	—	$—
Outstanding at December 31, 2017	1,293	$38.64	1,590	$36.31
The total intrinsic value, determined as of the date of vesting, of RSUs vested and converted to common shares of RBI during 2017 and 2016 was $6.2 million and $3.3 million, respectively. There were no RSUs vested during 2015.
Note 16. Franchise and Property Revenues
Franchise and property revenues consist of the following (in millions):

	2017	2016	2015
Franchise royalties	$1,215.1	$993.5	$936.5
Property revenues	765.1	752.7	760.2
Franchise fees and other revenue	205.6	194.9	186.5
Franchise and property revenues	$2,185.8	$1,941.1	$1,883.2
Refer to Note 10, Leases, for the components of property revenues.
Note 17. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2017	2016	2015
Net losses on disposal of assets, restaurant closures and refranchisings	$28.6	$17.7	$22.0
Litigation settlements and reserves, net	2.1	1.6	1.3
Net losses on derivatives	—	—	37.3
Net losses (gains) on foreign exchange	77.3	(20.1)	46.7
Other, net	1.2	0.1	(1.8)
Other operating expenses (income), net	$109.2	$(0.7)	$105.5
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
Note 18. Commitments and Contingencies
Letters of Credit
As of December 31, 2017, we had $18.0 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $4.6 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2017, no amounts had been drawn on any of these irrevocable standby letters of credit.
Purchase Commitments
We have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $61.2 million over the next five years, some of which have early termination fees. We also enter into commitments to purchase advertising. As of December 31, 2017, these commitments totaled $223.7 million and run through 2024.
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
While we believe the claims are without merit and we intend to vigorously defend against both lawsuits, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
New U.S. Office
In November 2015, we entered into an agreement to lease a building in Miami, Florida, to replace our existing U.S. office beginning in 2018. The initial term of the lease is for 15 years with two 5-year renewal options. The annual base rent steps up over the term of the lease from $1.8 million in the first year to $4.9 million in the final year.
Note 19. Segment Reporting and Geographical Information
As stated in Note 1, Description of Business and Organization, we manage three brands. Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Under the Popeyes brand, we operate in the chicken category of the quick service segment of the restaurant industry. Our business generates revenue from the following sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers.
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

The following tables present revenues, by segment and by country, depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions):

	2017	2016	2015
Revenues by operating segment:
TH	$3,154.6	$3,001.4	$2,956.9
BK	1,219.2	1,144.4	1,095.3
PLK	202.3	—	—
Total	$4,576.1	$4,145.8	$4,052.2
Revenues by country (a):
Canada	$2,832.2	$2,671.6	$2,623.2
United States	1,190.0	1,004.4	982.2
Other	553.9	469.8	446.8
Total	$4,576.1	$4,145.8	$4,052.2

Depreciation and amortization:
TH	$109.2	$108.3	$121.4
BK	62.3	63.5	60.4
PLK	9.6	—	—
Total	$181.1	$171.8	$181.8

(Income) loss from equity method investments:
TH	$(7.9)	$(7.7)	$(7.9)
BK	(4.5)	(12.5)	12.0
PLK	—	—	—
Total	$(12.4)	$(20.2)	$4.1

Capital expenditures:
TH	$12.8	$11.8	$88.1
BK	22.6	21.9	27.2
PLK	1.3	—	—
Total	$36.7	$33.7	$115.3
(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Total assets by segment, and long-lived assets by segment and country are as follows (in millions):

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2017	2016	2017	2016
By operating segment:
TH	$13,732.7	$13,417.5	$1,352.5	$1,354.0
BK	4,633.4	4,746.5	750.6	792.6
PLK	2,439.8	—	101.5	—
Unallocated	418.0	961.3	—	—
Total	$21,223.9	$19,125.3	$2,204.6	$2,146.6
By country:
Canada			$1,059.3	$1,034.5
United States			1,138.3	1,097.6
Other			7.0	14.5
Total			$2,204.6	$2,146.6
Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2017 and December 31, 2016.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, (gain) loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization, adjusted to exclude the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including fees and expenses associated with the Popeyes Acquisition (“PLK Transaction costs”), Corporate restructuring and tax advisory fees related to the interpretation and implementation of the Tax Act, integration costs associated with the acquisition of Tim Hortons and TH transaction and restructuring costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. A reconciliation of segment income to net income (loss) consists of the following (in millions).

	2017	2016	2015
Segment income:
TH	$1,135.8	$1,072.3	$906.7
BK	903.1	815.9	759.5
PLK	106.9	—	—
Adjusted EBITDA	2,145.8	1,888.2	1,666.2
Share-based compensation and non-cash incentive compensation expense	54.9	42.0	51.8
Acquisition accounting impact on cost of sales	—	—	0.5
PLK Transaction costs	61.7	—	—
Corporate restructuring and tax advisory fees	1.9	—	—
Integration costs	—	16.4	—
TH transaction and restructuring costs	—	—	116.7
Impact of equity method investments (a)	1.1	(8.0)	17.7
Other operating expenses (income), net	109.2	(0.7)	105.5
EBITDA	1,917.0	1,838.5	1,374.0
Depreciation and amortization	181.1	171.8	181.8
Income from operations	1,735.9	1,666.7	1,192.2
Interest expense, net	512.2	466.9	478.3
Loss on early extinguishment of debt	122.0	—	40.0
Income tax expense	(133.6)	243.9	162.2
Net income (loss)	$1,235.3	$955.9	$511.7

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 20. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data (in millions, except per share data) was as follows:

	Quarters Ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$1,000.6	$918.5	$1,132.7	$1,040.2	$1,208.6	$1,075.7	$1,234.2	$1,111.4
Income from operations	$336.2	$330.6	$414.4	$424.0	$479.3	$420.5	$506.0	$491.6
Net income	$166.6	$168.3	$243.5	$247.6	$246.8	$238.6	$578.4	$301.4
Basic and diluted earnings per unit
Class A common units	$0.25	$0.25	$0.44	$0.45	$0.45	$0.43	$1.96	$0.58
Partnership exchangeable units	$0.21	$0.22	$0.38	$0.39	$0.39	$0.37	$1.64	$0.50

Note 21. Supplemental Financial Information
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions)
As of December 31, 2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,073.4	$—	$—	$1,073.4
Accounts and notes receivable, net	455.9	—	—	455.9
Inventories, net	78.0	—	—	78.0
Advertising fund restricted assets	83.3	—	—	83.3
Prepaids and other current assets	59.0	—	—	59.0
Total current assets	1,749.6	—	—	1,749.6
Property and equipment, net	2,133.3	—	—	2,133.3
Intangible assets, net	11,062.2	—	—	11,062.2
Goodwill	5,782.3	—	—	5,782.3
Net investment in property leased to franchisees	71.3	—	—	71.3
Intercompany receivable	—	96.9	(96.9)	—
Investment in subsidiaries	—	4,561.0	(4,561.0)	—
Other assets, net	425.2	—	—	425.2
Total assets	$21,223.9	$4,657.9	$(4,657.9)	$21,223.9
LIABILITIES, PARTNERSHIP PREFERRED UNITS AND EQUITY
Current liabilities:
Accounts and drafts payable	$412.9	$—	$—	$412.9
Other accrued liabilities	741.3	96.9	—	838.2
Gift card liability	214.9	—	—	214.9
Advertising fund liabilities	110.8	—	—	110.8
Current portion of long term debt and capital leases	78.2	—	—	78.2
Total current liabilities	1,558.1	96.9	—	1,655.0
Term debt, net of current portion	11,800.9	—	—	11,800.9
Capital leases, net of current portion	243.8	—	—	243.8
Other liabilities, net	1,455.1	—	—	1,455.1
Payables to affiliates	96.9	—	(96.9)	—
Deferred income taxes, net	1,508.1	—	—	1,508.1
Total liabilities	16,662.9	96.9	(96.9)	16,662.9
Partners’ capital:
Class A common units	—	4,167.5	—	4,167.5
Partnership exchangeable units	—	1,276.4	—	1,276.4
Common shares	3,515.7	—	(3,515.7)	—
Retained earnings	1,928.2	—	(1,928.2)	—
Accumulated other comprehensive income (loss)	(884.3)	(884.3)	884.3	(884.3)
Total Partners’ capital/shareholders’ equity	4,559.6	4,559.6	(4,559.6)	4,559.6
Noncontrolling interests	1.4	1.4	(1.4)	1.4
Total equity	4,561.0	4,561.0	(4,561.0)	4,561.0
Total liabilities and equity	$21,223.9	$4,657.9	$(4,657.9)	$21,223.9

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions)
2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,390.3	$—	$—	$2,390.3
Franchise and property revenues	2,185.8	—	—	2,185.8
Total revenues	4,576.1	—	—	4,576.1
Operating costs and expenses:
Cost of sales	1,850.3	—	—	1,850.3
Franchise and property expenses	477.6	—	—	477.6
Selling, general and administrative expenses	415.5	—	—	415.5
(Income) loss from equity method investments	(12.4)	—	—	(12.4)
Other operating expenses (income), net	109.2	—	—	109.2
Total operating costs and expenses	2,840.2	—	—	2,840.2
Income from operations	1,735.9	—	—	1,735.9
Interest expense, net	512.2	—	—	512.2
Loss on early extinguishment of debt	122.0	—	—	122.0
Income before income taxes	1,101.7	—	—	1,101.7
Income tax (benefit) expense	(133.6)	—	—	(133.6)
Net income	1,235.3	—	—	1,235.3
Equity in earnings of consolidated subsidiaries	—	1,235.3	(1,235.3)	—
Net income (loss)	1,235.3	1,235.3	(1,235.3)	1,235.3
Net income (loss) attributable to noncontrolling interests	1.4	1.4	(1.4)	1.4
Partnership preferred unit distributions	—	256.5	—	256.5
Gain on redemption of Partnership preferred units	—	(233.8)	—	(233.8)
Net income (loss) attributable to common unitholders / shareholders	$1,233.9	$1,211.2	$(1,233.9)	$1,211.2
Total comprehensive income (loss)	$1,706.4	$1,706.4	$(1,706.4)	$1,706.4

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions)
2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,204.7	$—	$—	$2,204.7
Franchise and property revenues	1,941.1	—	—	1,941.1
Total revenues	4,145.8	—	—	4,145.8
Operating costs and expenses:
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
Operating costs and expenses:
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions)
2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,235.3	$1,235.3	$(1,235.3)	$1,235.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,235.3)	1,235.3	—
Depreciation and amortization	181.1	—	—	181.1
Premiums paid and non-cash loss on early extinguishment of debt	119.1	—	—	119.1
Amortization of deferred financing costs and debt issuance discount	32.7	—	—	32.7
(Income) loss from equity method investments	(12.4)	—	—	(12.4)
Loss (gain) on remeasurement of foreign denominated transactions	77.3	—	—	77.3
Net losses on derivatives	31.0	—	—	31.0
Share-based compensation expense	48.3	—	—	48.3
Deferred income taxes	(742.4)	—	—	(742.4)
Other	18.0	—	—	18.0
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(30.4)	—	—	(30.4)
Inventories and prepaids and other current assets	2.9	—	—	2.9
Accounts and drafts payable	19.9	—	—	19.9
Advertising fund restricted assets and fund liabilities	1.3	—	—	1.3
Other accrued liabilities and gift card liability	360.1	—	—	360.1
Other long-term assets and liabilities	80.2	—	—	80.2
Net cash provided by operating activities	1,422.0	—	—	1,422.0
Cash flows from investing activities:
Payments for property and equipment	(36.7)	—	—	(36.7)
Proceeds from disposal of assets, restaurant closures and refranchisings	26.1	—	—	26.1
Net payment for purchase of Popeyes, net of cash acquired	(1,635.9)	—	—	(1,635.9)
Return of investment on direct financing leases	15.9	—	—	15.9
Settlement/sale of derivatives, net	772.3	—	—	772.3
Other investing activities, net	0.5	—	—	0.5
Net cash provided by (used for) investing activities	(857.8)	—	—	(857.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,850.0	—	—	5,850.0
Repayments of long-term debt and capital leases	(2,741.5)	—	—	(2,741.5)
Redemption of Preferred units	—	(3,005.7)	—	(3,005.7)
Payment of financing costs	(62.9)	—	—	(62.9)
Distributions paid on common, preferred and Partnership exchangeable units	—	(663.5)	—	(663.5)
Repurchase of Partnership exchangeable units	—	(330.2)	—	(330.2)
Capital contribution from RBI Inc.	28.7	—	—	28.7
Distributions from subsidiaries	(3,999.4)	3,999.4	—	—
Other financing activities, net	(10.1)	—	—	(10.1)
Net cash provided by (used for) financing activities	(935.2)	—	—	(935.2)
Effect of exchange rates on cash and cash equivalents	24.0	—	—	24.0
Increase (decrease) in cash and cash equivalents	(347.0)	—	—	(347.0)
Cash and cash equivalents at beginning of period	1,420.4	—	—	1,420.4
Cash and cash equivalents at end of period	$1,073.4	$—	$—	$1,073.4

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions)
2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$955.9	$955.9	$(955.9)	$955.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(955.9)	955.9	—
Depreciation and amortization	172.1	—	—	172.1
Amortization of deferred financing costs and debt issuance discount	38.9	—	—	38.9
(Income) loss from equity method investments	(20.2)	—	—	(20.2)
Loss (gain) on remeasurement of foreign denominated transactions	(20.1)	—	—	(20.1)
Net losses on derivatives	21.3	—	—	21.3
Share-based compensation expense	35.1	—	—	35.1
Deferred income taxes	80.1	—	—	80.1
Other	3.5	—	—	3.5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(15.8)	—	—	(15.8)
Inventories and prepaids and other current assets	7.7	—	—	7.7
Accounts and drafts payable	27.5	—	—	27.5
Advertising fund restricted assets and fund liabilities	(10.1)	—	—	(10.1)
Other accrued liabilities and gift card liability	(1.2)	—	—	(1.2)
Other long-term assets and liabilities	(41.6)	—	—	(41.6)
Net cash provided by operating activities	1,233.1	—	—	1,233.1
Cash flows from investing activities:
Payments for property and equipment	(33.7)	—	—	(33.7)
Proceeds from disposal of assets, restaurant closures and refranchisings	30.0	—	—	30.0
Return of investment on direct financing leases	16.6	—	—	16.6
Settlement/sale of derivatives, net	11.0	—	—	11.0
Other investing activities, net	3.0	—	—	3.0
Net cash provided by (used for) investing activities	26.9	—	—	26.9
Cash flows from financing activities:
Repayments of long-term debt and capital leases	(69.7)	—	—	(69.7)
Distributions paid on common, preferred and Partnership exchangeable units	—	(538.1)	—	(538.1)
Capital contribution from RBI Inc.	13.7	—	—	13.7
Excess tax benefits from share-based compensation	8.6	—	—	8.6
Distributions from subsidiaries	(538.1)	538.1	—	—
Other financing activities, net	(5.4)	—	—	(5.4)
Net cash provided by (used for) financing activities	(590.9)	—	—	(590.9)
Effect of exchange rates on cash and cash equivalents	(2.4)	—	—	(2.4)
Increase (decrease) in cash and cash equivalents	666.7	—	—	666.7
Cash and cash equivalents at beginning of period	753.7	—	—	753.7
Cash and cash equivalents at end of period	$1,420.4	$—	$—	$1,420.4

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions)
2015

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$511.7	$511.7	$(511.7)	$511.7
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(511.7)	511.7	—
Depreciation and amortization	182.0	—	—	182.0
Non-cash loss on early extinguishment of debt	40.0	—	—	40.0
Amortization of deferred financing costs and debt issuance discount	34.9	—	—	34.9
(Income) loss from equity method investments	4.1	—	—	4.1
Loss (gain) on remeasurement of foreign denominated transactions	37.0	—	—	37.0
Net losses on derivatives	53.6	—	—	53.6
Share-based compensation expense	50.8	—	—	50.8
Deferred income taxes	(32.3)	—	—	(32.3)
Other	9.6	—	—	9.6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Restricted cash and cash equivalents	79.2	—	—	79.2
Accounts and notes receivable	(26.2)	—	—	(26.2)
Inventories and prepaids and other current assets	9.2	—	—	9.2
Accounts and drafts payable	191.2	—	—	191.2
Advertising fund restricted assets and fund liabilities	32.9	—	—	32.9
Other accrued liabilities and gift card liability	53.2	—	—	53.2
Other long-term assets and liabilities	(30.2)	—	—	(30.2)
Net cash provided by operating activities	1,200.7	—	—	1,200.7
Cash flows from investing activities:
Payments for property and equipment	(115.3)	—	—	(115.3)
Proceeds from disposal of assets, restaurant closures and refranchisings	19.6	—	—	19.6
Return of investment on direct financing leases	16.3	—	—	16.3
Settlement/sale of derivatives, net	14.2	—	—	14.2
Other investing activities, net	3.7	—	—	3.7
Net cash provided by (used for) investing activities	(61.5)	—	—	(61.5)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,250.0	—	—	1,250.0
Repayments of long-term debt and capital leases	(2,627.8)	—	—	(2,627.8)
Payment of financing costs	(81.3)	—	—	(81.3)
Distributions paid on common, preferred and Partnership exchangeable units	—	(362.4)	—	(362.4)
Repurchase of Partnership exchangeable units	—	(293.7)	—	(293.7)
Capital contribution from RBI Inc.	3.0	—	—	3.0
Excess tax benefits from share-based compensation	0.5	—	—	0.5
Distributions from subsidiaries	(656.1)	656.1	—	—
Other financing activities, net	(3.5)			(3.5)
Net cash provided by (used for) financing activities	(2,115.2)	—	—	(2,115.2)
Effect of exchange rates on cash and cash equivalents	(73.5)	—	—	(73.5)
Increase (decrease) in cash and cash equivalents	(1,049.5)	—	—	(1,049.5)
Cash and cash equivalents at beginning of period	1,803.2	—	—	1,803.2
Cash and cash equivalents at end of period	$753.7	$—	$—	$753.7

Note 22. Subsequent Events
Dividends
On January 3, 2018, RBI paid a cash dividend of $0.21 per RBI common share to common shareholders of record on December 15, 2017. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.21 per exchangeable unit to holders of record on December 15, 2017.
On February 12, 2018, the RBI board of directors declared a cash dividend of $0.45 per RBI common share for the first quarter of 2018. The dividend will be paid on April 2, 2018 to RBI common shareholders of record on March 15, 2018. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
*****
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of RBI, of the effectiveness of the design and operation of Partnership’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Internal Control over Financial Reporting
RBI’s management, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information regarding the executive officers of RBI, as general partner of Partnership, set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from RBI’s definitive proxy statement to be filed no later than 120 days after December 31, 2017. We refer to this proxy statement as the RBI Definitive Proxy Statement.
Executive Officers of the Registrant
Set forth below is certain information about RBI’s executive officers. Ages are as of the date hereof. For purposes of Canadian securities laws, our chair and vice-chair are deemed to be executive officers; however, given that these individuals are not employees of RBI and do not meet the definition of “executive officers” set out in Rule 3b-7 under the Exchange Act, they are not included below.

Name	Age	Position
Daniel S. Schwartz	37	Chief Executive Officer
Matthew Dunnigan	34	Chief Financial Officer
José E. Cil	48	President, Burger King
Alexandre Macedo	40	President, Tim Hortons
Alexandre Santoro	46	President, Popeyes
Heitor Gonçalves	52	Chief Information, People and Performance Officer
Jacqueline Friesner	45	Controller and Chief Accounting Officer
Jill Granat	52	General Counsel and Corporate Secretary
Daniel S. Schwartz. Mr. Schwartz was appointed Chief Executive Officer and a director of the Company in December 2014. From June 2013 until December 2014, Mr. Schwartz served as Chief Executive Officer, from April 2013 until June 2013, he served as Chief Operating Officer and from January 2011 until April 2013, he served as Chief Financial Officer of Burger King Worldwide and its predecessor. Mr. Schwartz joined Burger King Worldwide in October 2010 as Executive Vice President, Deputy Chief Finance Officer and was appointed as Executive Vice President and Chief Financial Officer in December 2010, effective January 2011. Since January 2008, Mr. Schwartz has been a partner with 3G Capital, where he was responsible for managing 3G Capital’s private equity business until October 2010. Mr. Schwartz is a director of 3G Capital.
Matthew Dunnigan. Mr. Dunnigan was appointed Chief Financial Officer in January 2018. From October 2014 until January 2018, Mr. Dunnigan served as our treasurer with increasing responsibilities and has successfully led all of our capital markets activities over the past years. Prior to joining the Company, Mr. Dunnigan served as Vice President of Crescent Capital Group LP from September 2013 through October 2014. Prior to that, Mr. Dunnigan served for three years as an Investment Professional for H.I.G. Capital. Mr. Dunnigan is a director of Carrols Restaurant Group, Inc., the Company’s largest franchisee. Mr. Dunnigan received his MBA from The Wharton School of Business.
José Cil. Mr. Cil was appointed President, Burger King in December 2014. Mr. Cil served as Executive Vice President and President of Europe, the Middle East and Africa for Burger King Worldwide and its predecessor from November 2010 until December 2014. Prior to this role, Mr. Cil was Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as Vice President of Company Operations of Burger King Corporation and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA of a subsidiary of Burger King Corporation. Mr. Cil is a director of Carrols Restaurant Group, Inc., the Company’s largest franchisee.
Alexandre Macedo. Mr. Macedo has served as President, Tim Hortons since December 2017. Previously, he served as President North America for Burger King from April 2013 until December 2017, where he led the turnaround of the Burger King business. Mr. Macedo joined Burger King Corporation in July 2011 as SVP, Marketing, North America and later was General Manager of the U.S. franchise business. Prior to joining Burger King, Mr. Macedo was founder and partner of True Marketing, a Brazilian based marketing consulting firm form from December 2008 to June 2011. He also worked at AmBev, a Brazilian brewing company from June 2003 through March 2007, where he served as head of the Brahma Beer business unit.
Alexandre Santoro. Mr. Santoro was appointed President, Popeyes in March 2017. From April 2015 until March 2017, Mr. Santoro was responsible for Global Supply Chain, Quality Assurance and Global Operations. Mr. Santoro served in multiple strategic roles for America Latina Logistica from April 2002 through March 2015, including Chief Executive Officer of ALL from June 2013 through March 2015.
Heitor Gonçalves. Mr. Gonçalves was appointed Chief Information, People and Performance Officer of the Company in December 2014 and assumed oversight for global supply and distribution in April 2017. Mr. Gonçalves served as Executive Vice President, Chief Information and Performance Officer of Burger King Worldwide and its predecessor from October 2010 until December 2012, assuming the additional role of Chief People Officer in April 2013. Prior to joining Burger King Worldwide, Mr. Gonçalves served in multiple strategic roles for Anheuser-Busch InBev from October 2008 to March 2010, including global M&A director and head of Western Europe logistics. From November 2004 to September 2008, Mr. Gonçalves served as VP, Global Rewards at InBev. He served in positions of increasing responsibility at Brahma, a brewing company, and at its successor, AmBev, from September 1995 until October 2004.
Jacqueline Friesner. Ms. Friesner was appointed Controller and Chief Accounting Officer of the Company in December 2014. Ms. Friesner served as Vice President, Controller and Chief Accounting Officer of Burger King Worldwide and its predecessor from March 2011 until December 2014. Prior thereto, Ms. Friesner served in positions of increasing responsibility with Burger King

Corporation. Before joining Burger King Corporation in October 2002, she was an audit manager at Pricewaterhouse Coopers in Miami, Florida.
Jill Granat. Ms. Granat was appointed General Counsel and Corporate Secretary in December 2014. Ms. Granat served as Senior Vice President, General Counsel and Secretary of Burger King Worldwide and its predecessor since February 2011. Prior to this time, Ms. Granat was Vice President and Assistant General Counsel of Burger King Corporation from July 2009 until March 2011. Ms. Granat joined Burger King Corporation in 1998 as a member of the legal department and served in positions of increasing responsibility with Burger King Corporation.
Item 11. Executive Compensation
The information required by this item will be contained in the RBI Definitive Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the information regarding our equity plans set forth below required by Item 201(d) of Regulation S-K, will be contained in the RBI Definitive Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under our compensation plans as of December 31, 2017 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	20,071	$25.15	4,074
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	20,071	$25.15	4,074
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the RBI Definitive Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the RBI Definitive Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	All Financial Statements
Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(a)(2)	Financial Statement Schedules
No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits
The following exhibits are filed as part of this report.

Exhibit Number	Description	Incorporated by Reference

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

2.5
Agreement and Plan of Merger, dated as of February 21, 2017, by and among Restaurant Brands International Inc., Popeyes Louisiana Kitchen, Inc., Orange, Inc., and, solely for purposes of Section 9.03 of the Agreement and Plan of Merger, Restaurant Brands Holdings Corporation.
Incorporated herein by reference to Exhibit 2.1 to the Form 8-K of Registrant filed on February 22, 2017.

3.1	Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

3.2	Amended and Restated By-Law 1 of the Registrant.	Incorporated herein by reference to Exhibit 3.4 to the Form 8-K of Registrant filed on December 12, 2014.

4.1	Registration Rights Agreement between Burger King Worldwide, Inc., and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to Exhibit 4.3 to the Form S-8 of Burger King Worldwide, Inc. (File No. 333-182232).

4.2	Registration Rights Agreement between Burger King Worldwide Inc., Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and William Ackman.	Incorporated herein by reference to Exhibit 4.4 to the Form S-8 of Burger King Worldwide, Inc. (File No. 333-182232).

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
Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Registrant filed on December 12, 2014.

4.4	Securities Purchase Agreement, dated August 26, 2014, between 1011773 B.C. Unlimited Liability Company and Berkshire Hathaway Inc.	Incorporated herein by reference to Exhibit 4.3 to the Form 8-K of Registrant filed on December 12, 2014.

4.5(a)	Trust Indenture, dated June 1, 2010, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on June 1, 2010.

4.5(b)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on June 1, 2010.

4.5(c)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on December 1, 2010.

4.5(d)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on December 1, 2010.

4.5(e)	Second Supplemental Trust Indenture, dated November 29, 2013, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on December 5, 2013.

4.5(f)	Supplement to Guarantee, dated November 29, 2013, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on December 5, 2013.

4.5(g)	Third Supplemental Trust Indenture, dated March 28, 2014, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Tim Hortons Inc. filed on March 28, 2014.

4.5(h)	Supplement to Guarantee, dated March 28, 2014, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Tim Hortons Inc. filed on March 28, 2014.

4.5(i)	Fourth Supplemental Trust Indenture, dated December 12, 2014, by and between Tim Hortons Inc. and BNY Trust Company of Canada, as trustee.	Incorporated herein by reference to Exhibit 4.5(i) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

4.5(j)	Deed of Guarantee dated April 16, 2015 by Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, in favor of BNY Trust Company of Canada.	Incorporated herein by reference to Exhibit 4.5(j) to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

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

4.10
Indenture, dated as of May 17, 2017, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.
Incorporated herein by reference to Exhibit 4.10 to the Form 8-K of Restaurant Brands International Inc. filed on May 17, 2017.

4.10(a)	Form of 4.250% First Lien Senior Secured Note due 2024 (included as Exhibit A to Exhibit 4.10).	Incorporated herein by reference to Exhibit 4.10 to the Form 8-K of Restaurant Brands International Inc. filed on May 17, 2017.

4.11
Indenture, dated as of August 28, 2017, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.
Incorporated herein by reference to Exhibit 4.11 to the Form 8-K of Restaurant Brands International Inc. filed on August 28, 2017.

4.11(a)	Form of 5.000% Second Lien Senior Secured Note due 2025 (included as Exhibit A to Exhibit 4.11).	Incorporated herein by reference to Exhibit 4.11(a) to the Form 8-K of Restaurant Brands International Inc. filed on August 28, 2017.

4.12
First Supplemental Indenture, dated as of October 4, 2017, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.
Incorporated herein by reference to Exhibit 4.12 to the Form 8-K of Restaurant Brands International Inc. filed on October 4, 2017.

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

10.10(a)
Credit Agreement, dated October 27, 2014, among 1011778 B.C. Unlimited Liability Company, as the Parent Borrower, New Red Finance, Inc., as the Subsidiary Borrower, 1013421 B.C. Unlimited Liability Company, as Holdings, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, the Lenders Party thereto, Wells Fargo Bank, National Association, as Syndication Agent, the Parties listed thereto as Co-Documentation Agents, J.P. Morgan Securities LLC, and Wells Fargo Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and Merrill Lynch, Pierce, Fenner and Smith, Incorporated, as Joint Book Runners (the “Credit Agreement”).
Incorporated herein by reference to Exhibit 4.2 to the Form S-4 of Restaurant Brands International Inc. (File No. 333-198769).

10.10(b)
Guaranty, dated December 12, 2014, among 1013421 B.C. Unlimited Liability Company, as Guarantor, Certain Subsidiaries defined therein, as Guarantors, and JPMorgan Chase Bank, N.A., as Collateral Agent.
Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Restaurant Brands International Inc. filed on December 12, 2014.

10.10(c)	Amendment No. 1, dated May 22, 2015, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Restaurant Brands International Inc. filed on May 26, 2015.

10.10(d)	Amendment No. 2, dated February 17, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.10(d) to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.10(e)	Incremental Facility Amendment, dated as of March 27, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.10(e) to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.10(f)	Incremental Facility Amendment No. 2, dated as of May 17, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.42 to the Form 8-K of Restaurant Brands International Inc. filed on May 17, 2017.

10.10(g)	Incremental Facility Amendment No. 3, dated as of October 13, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.45 to the Form 8-K of Restaurant Brands International Inc. filed on October 16, 2017.

10.11(a)*	2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.11(b)*	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(c)*	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(c) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(d)*	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(d) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(e)*	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(e) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(f)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(f) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

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

10.39
Commitment Letter, dated as of February 21, 2017, among 1011778 B.C. Unlimited Liability Company, New Red Finance, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.
Incorporated herein by reference to Exhibit 10.39 to the Form 8-K of Restaurant Brands International Inc. filed on February 22, 2017.

10.40*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.41*	Form of Base Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.40 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.42*	Form of Additional Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.41 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.43
Securities Purchase Agreement, dated May 3, 2017, among J. P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated herein by reference to Exhibit 10.43 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2017.

10.44*	Letter Agreement dated June 20, 2017 between Restaurant Brands International Inc. and Elias Diaz-Sesé.	Incorporated herein by reference to Exhibit 10.44 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2017.

10.45
Purchase Agreement dated as of August 8, 2017 among J.P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated herein by reference to Exhibit 10.46 to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.46
Purchase Agreement dated as of September 18, 2017 among J.P. Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated herein by reference to Exhibit 10.47 to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.47	Amendment to Amended and Restated Consulting Agreement dated October 25, 2017 by and between Restaurant Brands International Inc. and Marc Caira.	Filed herewith.

21.1	List of Subsidiaries of the Registrant.	Filed herewith.

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

* Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary

None.

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
Date: February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Schwartz	Chief Executive Officer and Director of Restaurant Brands International Inc. (principal executive officer)	February 23, 2018
Daniel Schwartz

/s/ Matthew Dunnigan	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer)	February 23, 2018
Matthew Dunnigan

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer of Restaurant Brands International Inc. (principal accounting officer)	February 23, 2018
Jacqueline Friesner

/s/ Alexandre Behring	Chairman of Restaurant Brands International Inc.	February 23, 2018
Alexandre Behring

/s/ Marc Caira	Vice Chairman of Restaurant Brands International Inc.	February 23, 2018
Marc Caira

/s/ Martin Franklin	Director of Restaurant Brands International Inc.	February 23, 2018
Martin Franklin

/s/ Paul J. Fribourg	Director of Restaurant Brands International Inc.	February 23, 2018
Paul J. Fribourg

/s/ Neil Golden	Director of Restaurant Brands International Inc.	February 23, 2018
Neil Golden

/s/ Ali Hedayat	Director of Restaurant Brands International Inc.	February 23, 2018
Ali Hedayat

/s/ Thomas Milroy	Director of Restaurant Brands International Inc.	February 23, 2018
Thomas Milroy

/s/ Carlos Alberto Sicupira	Director of Restaurant Brands International Inc.	February 23, 2018
Carlos Alberto Sicupira

/s/ Cecilia Sicupira	Director of Restaurant Brands International Inc.	February 23, 2018
Cecilia Sicupira

/s/ Roberto Thompson Motta	Director of Restaurant Brands International Inc.	February 23, 2018
Roberto Thompson Motta

/s/ Alexandre Van Damme	Director of Restaurant Brands International Inc.	February 23, 2018
Alexandre Van Damme