Form 10-Q
period 2018-06-30
Restaurant Brands International Limited Partnership
filed 2018-08-01
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of July 25, 2018, there were 217,546,126 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$964.6	$1,097.4
Accounts and notes receivable, net of allowance of $17.4 and $16.4, respectively	441.8	488.8
Inventories, net	85.5	78.0
Prepaids and other current assets	116.1	85.4
Total current assets	1,608.0	1,749.6
Property and equipment, net of accumulated depreciation and amortization of $682.9 and $623.3, respectively	2,033.9	2,133.3
Intangible assets, net	10,736.4	11,062.2
Goodwill	5,619.9	5,782.3
Net investment in property leased to franchisees	61.8	71.3
Other assets, net	555.2	425.2
Total assets	$20,615.2	$21,223.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$474.4	$496.2
Other accrued liabilities	662.7	865.7
Gift card liability	102.5	214.9
Current portion of long term debt and capital leases	78.8	78.2
Total current liabilities	1,318.4	1,655.0
Term debt, net of current portion	11,776.0	11,800.9
Capital leases, net of current portion	231.1	243.8
Other liabilities, net	1,664.2	1,455.1
Deferred income taxes, net	1,400.8	1,508.1
Total liabilities	16,390.5	16,662.9
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at June 30, 2018 and December 31, 2017	4,192.7	4,167.5
Partnership exchangeable units; 217,636,569 issued and outstanding at June 30, 2018; 217,708,924 issued and outstanding at December 31, 2017	1,235.9	1,276.4
Accumulated other comprehensive income (loss)	(1,206.7)	(884.3)
Total Partners’ capital	4,221.9	4,559.6
Noncontrolling interests	2.8	1.4
Total equity	4,224.7	4,561.0
Total liabilities and equity	$20,615.2	$21,223.9

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Sales	$586.2	$602.1	$1,134.0	$1,152.5
Franchise and property revenues (Note 4)	757.2	530.6	1,463.2	980.8
Total revenues	1,343.4	1,132.7	2,597.2	2,133.3
Operating costs and expenses:
Cost of sales	448.9	460.2	878.0	883.6
Franchise and property expenses	102.4	113.7	206.8	224.7
Selling, general and administrative expenses (Note 4)	317.6	96.7	618.9	218.6
(Income) loss from equity method investments	1.2	0.9	(13.1)	(4.8)
Other operating expenses (income), net	(29.4)	46.8	(16.7)	60.6
Total operating costs and expenses	840.7	718.3	1,673.9	1,382.7
Income from operations	502.7	414.4	923.3	750.6
Interest expense, net	129.8	128.0	269.9	239.4
Loss on early extinguishment of debt	—	—	—	20.4
Income before income taxes	372.9	286.4	653.4	490.8
Income tax expense	58.7	42.9	60.4	80.7
Net income	314.2	243.5	593.0	410.1
Net income attributable to noncontrolling interests	0.2	0.4	0.4	0.8
Partnership preferred unit distributions	—	67.5	—	135.0
Net income attributable to common unitholders	$314.0	$175.6	$592.6	$274.3
Earnings per unit - basic and diluted
Class A common units	$0.83	$0.44	$1.56	$0.69
Partnership exchangeable units	$0.67	$0.38	$1.27	$0.59
Weighted average units outstanding - basic and diluted
Class A common units	202.0	202.0	202.0	202.0
Partnership exchangeable units	217.6	226.9	217.7	226.9
Distributions per unit
Class A common units	$0.56	$0.22	$1.11	$0.43
Partnership exchangeable units	$0.45	$0.19	$0.90	$0.37
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$314.2	$243.5	$593.0	$410.1

Foreign currency translation adjustment	(256.8)	355.4	(472.4)	461.2
Net change in fair value of net investment hedges, net of tax of $(29.3), $(48.8), $(37.9) and $(38.1)	113.5	(172.9)	116.0	(216.4)
Net change in fair value of cash flow hedges, net of tax of $0.3, $5.9, $(10.1) and $6.8	(0.7)	(16.5)	27.6	(19.1)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(1.5), $(2.5), $(2.3) and $(3.8)	3.9	7.3	6.2	11.0
Gain (loss) recognized on defined benefit pension plans, net of tax of $0.0, $1.1, $0.0 and $1.4	—	0.6	0.2	0.3
Other comprehensive income (loss)	(140.1)	173.9	(322.4)	237.0
Comprehensive income (loss)	174.1	417.4	270.6	647.1
Comprehensive income (loss) attributable to noncontrolling interests	0.2	0.4	0.4	0.8
Comprehensive income attributable to preferred unitholder	—	67.5	—	135.0
Comprehensive income (loss) attributable to common unitholders	$173.9	$349.5	$270.2	$511.3
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2017	202,006,067	$4,167.5	217,708,924	$1,276.4	$(884.3)	$1.4	$4,561.0
Cumulative effect adjustment	—	(132.0)	—	(117.8)	—	—	(249.8)
Distributions declared on Class A common units	—	(224.3)	—	—	—	—	(224.3)
Distributions declared on partnership exchangeable units	—	—	—	(195.9)	—	—	(195.9)
Exchange of Partnership exchangeable units for RBI common shares	—	4.0	(72,355)	(4.0)	—	—	—
Capital contribution from RBI Inc.	—	62.1	—	—	—	—	62.1
Restaurant VIE contributions (distributions)	—	—	—	—	—	1.0	1.0
Net income	—	315.4	—	277.2	—	0.4	593.0
Other comprehensive income (loss)	—	—	—	—	(322.4)	—	(322.4)
Balances at June 30, 2018	202,006,067	$4,192.7	217,636,569	$1,235.9	$(1,206.7)	$2.8	$4,224.7
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$593.0	$410.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.6	88.7
Premiums paid and non-cash loss on early extinguishment of debt	—	17.9
Amortization of deferred financing costs and debt issuance discount	14.5	16.7
(Income) loss from equity method investments	(13.1)	(4.8)
Loss (gain) on remeasurement of foreign denominated transactions	(16.2)	47.1
Net (gains) losses on derivatives	(14.8)	14.9
Share-based compensation expense	26.6	27.2
Deferred income taxes	(58.1)	22.4
Other	4.3	9.8
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	36.2	27.4
Inventories and prepaids and other current assets	(15.6)	(4.9)
Accounts and drafts payable	(11.4)	(5.4)
Other accrued liabilities and gift card liability	(347.4)	(164.2)
Other long-term assets and liabilities	(26.1)	27.1
Net cash provided by operating activities	264.5	530.0
Cash flows from investing activities:
Payments for property and equipment	(21.6)	(11.7)
Proceeds from disposal of assets, restaurant closures, and refranchisings	3.4	9.6
Net payment for purchase of Popeyes, net of cash acquired	—	(1,635.9)
Return of investment on direct financing leases	8.3	7.8
Settlement/sale of derivatives, net	11.2	772.0
Other investing activities, net	0.2	0.3
Net cash provided by (used for) investing activities	1.5	(857.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3,050.0
Repayments of long-term debt and capital leases	(43.3)	(377.7)
Payment of financing costs	—	(47.0)
Distributions on Class A common, preferred and Partnership exchangeable units	(307.0)	(296.6)
Payments in connection with repurchase of partnership preferred units	(60.1)	—
Capital contribution from RBI Inc.	29.0	12.3
Other financing activities, net	(1.8)	(2.3)
Net cash (used for) provided by financing activities	(383.2)	2,338.7
Effect of exchange rates on cash and cash equivalents	(15.6)	13.3
Increase (decrease) in cash and cash equivalents	(132.8)	2,024.1
Cash and cash equivalents at beginning of period	1,097.4	1,435.8
Cash and cash equivalents at end of period	$964.6	$3,459.9
Supplemental cash flow disclosures:
Interest paid	$273.6	$205.6
Income taxes paid	$374.0	$116.9
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2018, we franchised or owned 4,794 Tim Hortons restaurants, 17,022 Burger King restaurants, and 2,975 Popeyes restaurants, for a total of 24,791 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of June 30, 2018 and December 31, 2017, we determined that we are the primary beneficiary of 21 and 31 Restaurant VIEs, respectively. As Tim Hortons, Burger King, and Popeyes franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.
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
Lease Accounting – In February 2016, the FASB issued new guidance on leases. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. The new guidance is effective commencing in 2019 and requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements. The new guidance also provides several practical expedients and policies that companies may elect under either transition method. We currently expect to apply the alternative transition method and elect the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. We do not expect to elect the practical expedient that permits a reassessment of lease terms for existing leases and are continuing to evaluate other practical expedients and elections specified in the new guidance.
We have commenced an analysis of the impact of the new lease guidance and developed a comprehensive plan for our implementation of the new guidance. The project plan includes analyzing the impact of the new guidance on our current lease contracts, reviewing the completeness of our existing lease portfolio, comparing our accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to our lease contracts. Under current accounting guidance for leases, we do not recognize an asset or liability created by operating leases where we are the lessee. We expect a material increase to our assets and liabilities on our consolidated balance sheet as a result of recognizing assets and liabilities for operating leases where we are the lessee on the date of initial application of the new guidance. We are continuing to evaluate the impact of the new guidance on capital leases and direct finance leases. We are also continuing to evaluate the impact that adoption of this guidance will have on our consolidated statements of operations. We do not expect the adoption of this new guidance to have a material impact on the amount or timing of our cash flows and liquidity.
Goodwill Impairment – In January 2017, the FASB issued guidance to simplify how an entity measures goodwill impairment by removing the second step of the two-step quantitative goodwill impairment test. An entity will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires prospective adoption and is effective commencing in 2020 with early adoption permitted.
Hedge Accounting – In August 2017, the FASB issued guidance to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities and to simplify the application of hedge accounting by preparers. We adopted this guidance on January 1, 2018 (the “Adoption Date”).
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
The impact of adoption did not have a material effect on our Financial Statements as of the Adoption Date. We recorded a $19.9 million net benefit to Interest expense, net during the three months ended June 30, 2018 and a $23.5 million net benefit to Interest expense, net from the Re-designation Date through June 30, 2018 in our condensed consolidated statements of operations for the amortization of the initial value of the Excluded Component, as described above. We believe the new guidance better portrays the economic results of our risk management activities and net investment hedges in our Financial Statements.
Reclassification of Certain Tax Effects – In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of certain items within accumulated other comprehensive income. The amendment is effective commencing in 2019 with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements.
Share-based payment arrangements with nonemployees – In June 2018, the FASB issued guidance which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendment is effective commencing in 2019 with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements.

Note 4. Revenue Recognition
Revenue from Contracts with Customers
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared under the guidance of the Previous Standards. The $249.8 million cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 Partners' capital.
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
Revenue Recognition Significant Accounting Policies under ASC 606
Our revenues are comprised of sales and franchise and property revenues, which are detailed as follows:
Sales
Sales consist primarily of supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales to retailers. Orders placed by customers specify the goods to be delivered and transaction prices for supply chain sales. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Shipping and handling costs associated with outbound freight for supply chain sales are accounted for as fulfillment costs and classified as cost of sales.
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
Franchise and Property Revenues
Franchise revenues
Franchise revenues consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements (“MFDAs”). Our performance obligations under franchise agreements consist of (a) a franchise license, including a license to use one of our brands and, where our subsidiaries manage an advertising fund, advertising and promotion management, (b) pre-opening services, such as training and inspections, and (c) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. These performance obligations are highly interrelated, so we do not consider them to be individually distinct and therefore account for them under ASC 606 as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement.
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
We have a distinct performance obligation under our MFDAs to grant subfranchising rights over a stated term. Under the terms of MFDAs, we typically either receive an upfront fee paid in cash and/or receive noncash consideration in the form of an equity interest in the master franchisee or an affiliate of the master franchisee. We previously accounted for noncash consideration as a nonmonetary exchange and did not record revenue or a basis in the equity interest received in arrangements where we received noncash consideration. These transactions now fall within the scope of ASC 606, which requires us to record investments in the applicable equity method investee and recognize revenue in an amount equal to the fair value of the equity interest received. Upfront fees from master franchisees, including the fair value of noncash consideration, are deferred and amortized over the MFDA term on a straight-line basis. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract.
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

Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and June 30, 2018 (in millions):

Contract Liabilities
Balance at January 1, 2018	$455.0
Revenue recognized that was included in the contract liability balance at the beginning of the year	(30.7)
Increase, excluding amounts recognized as revenue during the period	40.6
Impact of foreign currency translation	(9.9)
Balance at June 30, 2018	$455.0
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 (in millions):

Contract liabilities expected to be recognized in	Amount
Remainder of 2018	$17.6
2019	34.2
2020	33.5
2021	32.8
2022	32.0
Thereafter	304.9
Total	$455.0
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$586.2	$602.1	$1,134.0	$1,152.5
Royalties	543.9	308.7	1,054.3	550.7
Property revenues	190.5	189.3	368.3	364.3
Franchise fees and other revenue	22.8	32.6	40.6	65.8
Total revenues	$1,343.4	$1,132.7	$2,597.2	$2,133.3

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

Comparison to Amounts if Previous Standards Had Been in Effect
The following tables reflect the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and cash flows from operating activities for the six months ended June 30, 2018 and our condensed consolidated balance sheet as of June 30, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”) (in millions):
Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Total Adjustments	Amounts Under Previous Standards	As Reported	Total Adjustments	Amounts Under Previous Standards
Revenues:
Sales	$586.2	$—	$586.2	$1,134.0	$—	$1,134.0
Franchise and property revenues	757.2	(199.1)	558.1	1,463.2	(381.1)	1,082.1
Total revenues	1,343.4	(199.1)	1,144.3	2,597.2	(381.1)	2,216.1
Operating costs and expenses:
Cost of sales	448.9	—	448.9	878.0	—	878.0
Franchise and property expenses	102.4	—	102.4	206.8	(0.2)	206.6
Selling, general and administrative expenses	317.6	(200.1)	117.5	618.9	(390.6)	228.3
(Income) loss from equity method investments	1.2	(3.6)	(2.4)	(13.1)	(3.6)	(16.7)
Other operating expenses (income), net	(29.4)	—	(29.4)	(16.7)	—	(16.7)
Total operating costs and expenses	840.7	(203.7)	637.0	1,673.9	(394.4)	1,279.5
Income from operations	502.7	4.6	507.3	923.3	13.3	936.6
Interest expense, net	129.8	0.7	130.5	269.9	1.2	271.1
Income before income taxes	372.9	3.9	376.8	653.4	12.1	665.5
Income tax expense	58.7	1.1	59.8	60.4	3.2	63.6
Net income	314.2	2.8	317.0	593.0	8.9	601.9
Net income attributable to noncontrolling interests	0.2	—	0.2	0.4	—	0.4
Net income attributable to common unitholders	$314.0	$2.8	$316.8	$592.6	$8.9	$601.5

Earnings per unit - basic and diluted:
Class A common units	$0.83		$0.84	$1.56		$1.58
Partnership exchangeable units	$0.67		$0.68	$1.27		$1.29
The following summarizes the adjustments to our condensed consolidated statement of operations for the three and six months ended June 30, 2018 to reflect our condensed consolidated statement of operations as if we had continued to recognize revenue under the Previous Standards:

•
As described above, our transition to ASC 606 resulted in the deferral of franchise fees, recognition of franchise fees in connection with MFDAs where we received an equity interest in the equity method investee, and a change in the timing of recognizing gift card breakage income. The adjustments for the three and six months ended June 30, 2018 to reflect the recognition of this revenue as if the Previous Standards were in effect consists of a $1.1 million and $5.0 million increase in Franchise and property revenue, respectively, and a $1.3 million and $2.4 million increase in Income tax expense, respectively.

•
The adjustments to (income) loss from equity method investments for the three and six months ended June 30, 2018 reflect the amount of losses from equity method investments we would not have recognized if the Previous Standards were in effect. There is no tax impact related to these adjustments.

•
As described above, under the Previous Standards our statement of operations did not reflect gross presentations of advertising fund contributions and expenses. Our transition to ASC 606 requires the presentation of advertising fund contributions and advertising fund expenses on a gross basis. The adjustments for the three and six months ended June 30, 2018 to reflect advertising fund contributions and expenses as if the Previous Standards were in effect consist of a

$200.2 million and $386.1 million decrease in Franchise and property revenues, respectively, a $0.0 million and $0.2 million decrease in Franchise and property expenses, respectively, a $200.1 million and $390.6 million decrease in Selling, general and administrative expenses, respectively, a $0.7 million and $1.2 million increase in Interest expense, net, respectively, and a $0.2 million decrease and $0.8 million increase in Income tax expense, respectively.
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018
The transition to ASC 606 had no net impact on our cash provided by operating activities and no impact on our cash provided by investing activities or cash used for financing activities during the six months ended June 30, 2018.

		Total	Amounts Under
	As Reported	Adjustments	Previous Standards
Cash flows from operating activities:
Net income	$593.0	$8.9	$601.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.6	—	92.6
Amortization of deferred financing costs and debt issuance discount	14.5	—	14.5
(Income) loss from equity method investments	(13.1)	(3.6)	(16.7)
Loss (gain) on remeasurement of foreign denominated transactions	(16.2)	—	(16.2)
Net losses on derivatives	(14.8)	—	(14.8)
Share-based compensation expense	26.6	—	26.6
Deferred income taxes	(58.1)	3.2	(54.9)
Other	4.3	—	4.3
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	36.2	—	36.2
Inventories and prepaids and other current assets	(15.6)	(4.4)	(20.0)
Accounts and drafts payable	(11.4)	3.8	(7.6)
Other accrued liabilities and gift card liability	(347.4)	(2.3)	(349.7)
Other long-term assets and liabilities	(26.1)	(5.6)	(31.7)
Net cash provided by operating activities	$264.5	$—	$264.5

Condensed Consolidated Balance Sheet

	As Reported	Total	Amounts Under
	June 30, 2018	Adjustments	Previous Standards
ASSETS
Current assets:
Cash and cash equivalents	$964.6	$—	$964.6
Accounts and notes receivable, net	441.8	—	441.8
Inventories, net	85.5	—	85.5
Prepaids and other current assets	116.1	27.4	143.5
Total current assets	1,608.0	27.4	1,635.4
Property and equipment, net	2,033.9	—	2,033.9
Intangible assets, net	10,736.4	—	10,736.4
Goodwill	5,619.9	—	5,619.9
Net investment in property leased to franchisees	61.8	—	61.8
Other assets, net	555.2	(103.0)	452.2
Total assets	$20,615.2	$(75.6)	$20,539.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$474.4	$3.8	$478.2
Other accrued liabilities	662.7	(11.8)	650.9
Gift card liability	102.5	43.6	146.1
Current portion of long term debt and capital leases	78.8	—	78.8
Total current liabilities	1,318.4	35.6	1,354.0
Term debt, net of current portion	11,776.0	—	11,776.0
Capital leases, net of current portion	231.1	—	231.1
Other liabilities, net	1,664.2	(431.3)	1,232.9
Deferred income taxes, net	1,400.8	61.4	1,462.2
Total liabilities	16,390.5	(334.3)	16,056.2
Partners' capital
Class A common units	4,192.7	138.2	4,330.9
Partnership exchangeable units	1,235.9	120.5	1,356.4
Accumulated other comprehensive income (loss)	(1,206.7)	—	(1,206.7)
Total Partners' capital	4,221.9	258.7	4,480.6
Noncontrolling interests	2.8	—	2.8
Total equity	4,224.7	258.7	4,483.4
Total liabilities and equity	$20,615.2	$(75.6)	$20,539.6

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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$167.6	$89.5	$315.4	$139.7
Net income allocated to Partnership exchangeable unitholders	146.4	86.1	277.2	134.6
Net income attributable to common unitholders	$314.0	$175.6	$592.6	$274.3

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202.0	202.0	202.0	202.0
Weighted average Partnership exchangeable units	217.6	226.9	217.7	226.9

Earnings per unit - basic and diluted:
Class A common units	$0.83	$0.44	$1.56	$0.69
Partnership exchangeable units	$0.67	$0.38	$1.27	$0.59

Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$713.4	$(181.0)	$532.4	$724.7	$(168.0)	$556.7
Favorable leases	443.5	(208.6)	234.9	455.7	(193.7)	262.0
Subtotal	1,156.9	(389.6)	767.3	1,180.4	(361.7)	818.7
Indefinite lived intangible assets:
Tim Hortons brand	$6,470.8	$—	$6,470.8	$6,727.1	$—	$6,727.1
Burger King brand	2,143.4	—	2,143.4	2,161.5	—	2,161.5
Popeyes brand	1,354.9	—	1,354.9	1,354.9	—	1,354.9
Subtotal	9,969.1	—	9,969.1	10,243.5	—	10,243.5
Intangible assets, net			$10,736.4			$11,062.2

Goodwill
Tim Hortons segment	$4,168.5			$4,325.8
Burger King segment	605.6			610.7
Popeyes segment	845.8			845.8
Total	$5,619.9			$5,782.3
Amortization expense on intangible assets totaled $17.7 million for the three months ended June 30, 2018 and $18.0 million for the same period in the prior year. Amortization expense on intangible assets totaled $35.7 million for the six months ended June 30, 2018 and $35.5 million for the same period in the prior year. The change in the brands and goodwill balances during the six months ended June 30, 2018 was due to the impact of foreign currency translation.

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $264.9 million and $155.1 million as of June 30, 2018 and December 31, 2017, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. The increase in the carrying amount of our equity method investments as of June 30, 2018 compared to December 31, 2017 is primarily attributable to the recognition of investments received in connection with master franchise and development arrangements as a result of our transition to ASC 606. See Note 4, Revenue Recognition. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2.9 million and $3.0 million during the three months ended June 30, 2018 and 2017, respectively. Distributions received from this joint venture were $5.8 million and $5.4 million during the six months ended June 30, 2018 and 2017, respectively.
The aggregate market value of our 20.5% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on June 30, 2018 was approximately $139.8 million. The aggregate market value of our 10.1% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on June 30, 2018 was approximately $91.3 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues from affiliates:
Royalties	$73.6	$43.4	$141.8	$81.9
Property revenues	9.0	6.6	17.8	12.9
Franchise fees and other revenue	2.4	5.3	4.7	11.0
Total	$85.0	$55.3	$164.3	$105.8
We recognized $5.0 million and $4.9 million of rent expense associated with the TIMWEN Partnership during the three months ended June 30, 2018 and 2017, respectively. We recognized $9.5 million and $9.4 million of rent expense associated with the TIMWEN Partnership during the six months ended June 30, 2018 and 2017, respectively.
At June 30, 2018 and December 31, 2017, we had $33.9 million and $31.9 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. During the six months ended June 30, 2018 we recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $20.4 million on the initial public offering by one of our equity method investees.

Note 8. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2018	December 31, 2017
Current:
Dividend payable	$210.1	$96.9
Interest payable	88.3	88.6
Accrued compensation and benefits	53.2	66.6
Taxes payable	158.8	401.0
Deferred income	26.9	42.9
Accrued advertising expenses	24.8	27.5
Closed property reserve	10.4	10.8
Restructuring and other provisions	12.0	12.0
Other	78.2	119.4
Other accrued liabilities	$662.7	$865.7
Noncurrent:
Derivatives liabilities	$305.4	$498.5
Taxes payable	488.2	495.6
Contract liabilities, net	455.0	10.0
Unfavorable leases	224.3	251.8
Accrued pension	68.1	72.0
Accrued lease straight-lining liability	50.9	46.4
Deferred income	29.0	27.4
Other	43.3	53.4
Other liabilities, net	$1,664.2	$1,455.1
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2018	December 31, 2017
Term Loan Facility (due February 17, 2024)	$6,356.5	$6,388.7
2017 4.25% Senior Notes (due May 15, 2024)	1,500.0	1,500.0
2015 4.625% Senior Notes (due January 15, 2022)	1,250.0	1,250.0
2017 5.00% Senior Notes (due October 15, 2025)	2,800.0	2,800.0
Other	82.3	89.1
Less: unamortized deferred financing costs and deferred issue discount	(156.0)	(170.1)
Total debt, net	11,832.8	11,857.7
Less: current maturities of debt	(56.8)	(56.8)
Total long-term debt	$11,776.0	$11,800.9
Revolving Credit Facility
As of June 30, 2018, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility"). Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of June 30, 2018, we had $4.5 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $495.5 million.
Fair Value Measurement
The fair value of our variable rate term debt and senior notes is estimated using inputs based on bid and offer prices that are Level 2 inputs and was $11.7 billion and $12.0 billion at June 30, 2018 and December 31, 2017, respectively, compared to a principal carrying amount of $11.9 billion and $11.9 billion, respectively, on the same dates.
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Debt (a)	$120.8	$118.9	$250.2	$218.9
Capital lease obligations	5.4	5.0	11.5	10.0
Amortization of deferred financing costs and debt issuance discount	7.3	8.2	14.5	16.7
Interest income	(3.7)	(4.1)	(6.3)	(6.2)
Interest expense, net	$129.8	$128.0	$269.9	$239.4

(a)
Amount includes $19.9 million and $23.5 million benefit during the three and six months ended June 30, 2018 from our adoption of a new hedge accounting standard. See Note 3, New Accounting Pronouncements, for further details of the effects of this change in accounting principle on Interest expense, net.

Note 10. Income Taxes
Our effective tax rate was 15.7% and 9.2% for the three and six months ended June 30, 2018, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions, the benefit from reserve releases due to audit settlements and the realignment of various internal financing arrangements. In addition, benefits from stock option exercises reduced the effective tax rate by 0.6% and 10.1% for the three and six months ended June 30, 2018, respectively.
Our effective tax rate was 15.0% and 16.4% for the three and six months ended June 30, 2017, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions, the favorable impact of our internal financing structure and benefits from stock option exercises that reduced the effective tax rate by 2.9% and 3.3% for the three and six months ended June 30, 2017, respectively, partially offset by non-deductible transaction related costs.
Note 11. Equity
During the six months ended June 30, 2018, Partnership exchanged 72,355 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares was accounted for as a capital contribution by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.

Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2017	$176.8	$(28.8)	$(1,032.3)	$(884.3)
Foreign currency translation adjustment	—	—	(472.4)	(472.4)
Net change in fair value of derivatives, net of tax	143.6	—	—	143.6
Amounts reclassified to earnings of cash flow hedges, net of tax	6.2	—	—	6.2
Pension and post-retirement benefit plans, net of tax	—	0.2	—	0.2
Balances at June 30, 2018	$326.6	$(28.6)	$(1,504.7)	$(1,206.7)
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
Interest Rate Swaps
During 2018, we entered into a series of receive-variable, pay-fixed interest rate swaps with a notional value of $3,500.0 million to hedge the variability in the interest payments on a portion of our senior secured term loan facility (the "Term Loan Facility") beginning March 29, 2018 through the expiration of the final swap on February 17, 2024, resetting each March. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps with a notional value of $2,500.0 million to hedge the variability in the interest payments on a portion of our Term Loan Facility beginning May 28, 2015. All of these interest rate swaps were settled on April 26, 2018 for an insignificant cash receipt. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $84.6 million in AOCI at the date of settlement. This amount will be reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of June 30, 2018 that we expect to be reclassified into interest expense within the next 12 months is $12.3 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2018, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax.
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
At June 30, 2018, we also had outstanding a cross-currency rate swap in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200.0 million through the maturity date of March 31, 2021. At inception, this cross-currency rate swap was designated as a hedge and is accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At June 30, 2018, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $170.0 million with maturities to August 2019. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(4.3)	$(15.4)	$24.4	$(20.4)
Forward-currency contracts	$3.3	$(7.0)	$13.3	$(5.5)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$142.8	$(124.1)	$153.9	$(178.3)

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(5.6)	$(9.0)	$(11.1)	$(14.9)
Forward-currency contracts	Cost of sales	$0.2	$(0.8)	$2.6	$0.1

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$19.9	$—	$23.5	$—

	Fair Value as of
	June 30, 2018	December 31, 2017	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$6.3	$0.5	Prepaids and other current assets
Total assets at fair value	$6.3	$0.5

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$12.7	$42.1	Other liabilities, net
Foreign currency	0.3	5.1	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	292.7	456.4	Other liabilities, net
Total liabilities at fair value	$305.7	$503.6

Note 13. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$3.0	$8.6	$9.7	$11.5
Litigation settlements (gains) and reserves, net	0.4	1.1	(5.7)	1.1
Net losses (gains) on foreign exchange	(32.6)	36.8	(16.2)	47.2
Other, net	(0.2)	0.3	(4.5)	0.8
Other operating expenses (income), net	$(29.4)	$46.8	$(16.7)	$60.6
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
The litigation settlement gain during the six months ended June 30, 2018 primarily reflects proceeds received from the successful resolution of a legacy BK litigation matter.
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
On July 24, 2018, a complaint for declaratory relief was filed against Tim Hortons USA, Inc. ("THUSA") and Restaurant Brands International Limited Partnership in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida by Great White North Franchisee Association - USA, Inc., on behalf of its members. The complaint alleges certain breaches of the franchise agreements between THUSA and its franchisees and the implied covenant of good faith and fair dealing, as well as violations of the U.S. franchise rules and the Florida Deceptive and Unfair Trade Practices Act.
While we believe the claims are without merit and intend to vigorously defend against these lawsuits, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.

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
As stated in Note 4, Revenue Recognition, we transitioned to ASC 606 on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our Financial Statements for prior periods were prepared under the guidance of the Previous Standards. For comparability purposes, we have disclosed 2018 total revenues by operating segment under the Previous Standards as well as segment income with a reconciliation to net income under the Previous Standards. See Note 4, Revenue Recognition, for further details of the effects of this change in accounting principle on total revenues and net income.
The following table presents revenues, by segment and by country (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 As Reported	2018 Amounts Under Previous Standards	2017	2018 As Reported	2018 Amounts Under Previous Standards	2017
Revenues by operating segment:
TH	$823.0	$770.3	$772.3	$1,586.5	$1,482.1	$1,505.9
BK	418.1	306.2	293.7	808.0	599.0	560.7
PLK	102.3	67.8	66.7	202.7	135.0	66.7
Total revenues	$1,343.4	$1,144.3	$1,132.7	$2,597.2	$2,216.1	$2,133.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues by country (a):
Canada	$745.3	$687.9	$1,437.7	$1,344.9
United States	450.8	313.2	871.5	545.6
Other	147.3	131.6	288.0	242.8
Total revenues	$1,343.4	$1,132.7	$2,597.2	$2,133.3

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, (gain) loss on early extinguishment of debt, income tax expense, and depreciation and amortization, adjusted to exclude the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including fees and expenses associated with the Popeyes Acquisition (“PLK Transaction costs”), Corporate restructuring and tax advisory fees related to the interpretation and implementation of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act enacted by the U.S. government on December 22, 2017 and non-operational Office centralization and relocation costs in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. A reconciliation of segment income to net income (loss) consists of the following (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 As Reported	2018 Amounts Under Previous Standards	2017	2018 As Reported	2018 Amounts Under Previous Standards	2017
Segment income:
TH	$285.5	$288.6	$281.1	$530.7	$539.1	$537.3
BK	236.4	232.0	216.8	450.5	447.0	403.9
PLK	40.2	42.5	33.2	78.7	83.3	33.2
Adjusted EBITDA	562.1	563.1	531.1	1,059.9	1,069.4	974.4
Share-based compensation and non-cash incentive compensation expense	15.5	15.5	11.9	30.8	30.8	30.4
PLK Transaction costs	4.6	4.6	8.5	9.7	9.7	42.9
Corporate restructuring and tax advisory fees	6.4	6.4	—	13.5	13.5	—
Office centralization and relocation costs	12.4	12.4	—	12.4	12.4	—
Impact of equity method investments (a)	4.4	0.8	4.1	(5.6)	(9.2)	1.2
Other operating expenses (income), net	(29.4)	(29.4)	46.8	(16.7)	(16.7)	60.6
EBITDA	548.2	552.8	459.8	1,015.8	1,028.9	839.3
Depreciation and amortization	45.5	45.5	45.4	92.5	92.3	88.7
Income from operations	502.7	507.3	414.4	923.3	936.6	750.6
Interest expense, net	129.8	130.5	128.0	269.9	271.1	239.4
Loss on early extinguishment of debt	—	—	—	—	—	20.4
Income tax expense	58.7	59.8	42.9	60.4	63.6	80.7
Net income	$314.2	$317.0	$243.5	$593.0	$601.9	$410.1

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
The agreement governing our Credit Facilities, the 2017 5.00% Senior Notes Indenture, the 2017 4.25% Senior Notes Indenture and the 2015 4.625% Senior Notes Indenture allow the financial reporting obligation of the Parent Issuer to be satisfied through the reporting of Partnership’s consolidated financial information, provided that the consolidated financial information of the Parent Issuer and its restricted subsidiaries is presented on a standalone basis.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of June 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$964.6	$—	$—	$964.6
Accounts and notes receivable, net	441.8	—	—	441.8
Inventories, net	85.5	—	—	85.5
Prepaids and other current assets	116.1	—	—	116.1
Total current assets	1,608.0	—	—	1,608.0
Property and equipment, net	2,033.9	—	—	2,033.9
Intangible assets, net	10,736.4	—	—	10,736.4
Goodwill	5,619.9	—	—	5,619.9
Net investment in property leased to franchisees	61.8	—	—	61.8
Intercompany receivable	—	210.1	(210.1)	—
Investment in subsidiaries	—	4,224.7	(4,224.7)	—
Other assets, net	555.2	—	—	555.2
Total assets	$20,615.2	$4,434.8	$(4,434.8)	$20,615.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$474.4	$—	$—	$474.4
Other accrued liabilities	452.6	210.1	—	662.7
Gift card liability	102.5	—	—	102.5
Current portion of long term debt and capital leases	78.8	—	—	78.8
Total current liabilities	1,108.3	210.1	—	1,318.4
Term debt, net of current portion	11,776.0	—	—	11,776.0
Capital leases, net of current portion	231.1	—	—	231.1
Other liabilities, net	1,664.2	—	—	1,664.2
Payables to affiliates	210.1	—	(210.1)	—
Deferred income taxes, net	1,400.8	—	—	1,400.8
Total liabilities	16,390.5	210.1	(210.1)	16,390.5
Partners’ capital:
Class A common units	—	4,192.7	—	4,192.7
Partnership exchangeable units	—	1,235.9	—	1,235.9
Common shares	3,577.8	—	(3,577.8)	—
Retained Earnings	1,850.8	—	(1,850.8)	—
Accumulated other comprehensive income (loss)	(1,206.7)	(1,206.7)	1,206.7	(1,206.7)
Total Partners' capital/shareholders' equity	4,221.9	4,221.9	(4,221.9)	4,221.9
Noncontrolling interests	2.8	2.8	(2.8)	2.8
Total equity	4,224.7	4,224.7	(4,224.7)	4,224.7
Total liabilities and equity	$20,615.2	$4,434.8	$(4,434.8)	$20,615.2

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended June 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$586.2	$—	$—	$586.2
Franchise and property revenues	757.2	—	—	757.2
Total revenues	1,343.4	—	—	1,343.4
Operating costs and expenses:
Cost of sales	448.9	—	—	448.9
Franchise and property expenses	102.4	—	—	102.4
Selling, general and administrative expenses	317.6	—	—	317.6
(Income) loss from equity method investments	1.2	—	—	1.2
Other operating expenses (income), net	(29.4)	—	—	(29.4)
Total operating costs and expenses	840.7	—	—	840.7
Income from operations	502.7	—	—	502.7
Interest expense, net	129.8	—	—	129.8
Income before income taxes	372.9	—	—	372.9
Income tax expense	58.7	—	—	58.7
Net income	314.2	—	—	314.2
Equity in earnings of consolidated subsidiaries	—	314.2	(314.2)	—
Net income (loss)	314.2	314.2	(314.2)	314.2
Net income (loss) attributable to noncontrolling interests	0.2	0.2	(0.2)	0.2
Net income (loss) attributable to common unitholders	$314.0	$314.0	$(314.0)	$314.0
Comprehensive income (loss)	$174.1	$174.1	$(174.1)	$174.1

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Six Months Ended June 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,134.0	$—	$—	$1,134.0
Franchise and property revenues	1,463.2	—	—	1,463.2
Total revenues	2,597.2	—	—	2,597.2
Operating costs and expenses:
Cost of sales	878.0	—	—	878.0
Franchise and property expenses	206.8	—	—	206.8
Selling, general and administrative expenses	618.9	—	—	618.9
(Income) loss from equity method investments	(13.1)	—	—	(13.1)
Other operating expenses (income), net	(16.7)	—	—	(16.7)
Total operating costs and expenses	1,673.9	—	—	1,673.9
Income from operations	923.3	—	—	923.3
Interest expense, net	269.9	—	—	269.9
Income before income taxes	653.4	—	—	653.4
Income tax expense	60.4	—	—	60.4
Net income	593.0	—	—	593.0
Equity in earnings of consolidated subsidiaries	—	593.0	(593.0)	—
Net income (loss)	593.0	593.0	(593.0)	593.0
Net income (loss) attributable to noncontrolling interests	0.4	0.4	(0.4)	0.4
Net income (loss) attributable to common unitholders	$592.6	$592.6	$(592.6)	$592.6
Comprehensive income (loss)	$270.6	$270.6	$(270.6)	$270.6

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Six months ended June 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$593.0	$593.0	$(593.0)	$593.0
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(593.0)	593.0	—
Depreciation and amortization	92.6	—	—	92.6
Amortization of deferred financing costs and debt issuance discount	14.5	—	—	14.5
(Income) loss from equity method investments	(13.1)	—	—	(13.1)
Loss (gain) on remeasurement of foreign denominated transactions	(16.2)	—	—	(16.2)
Net (gains) losses on derivatives	(14.8)	—	—	(14.8)
Share-based compensation expense	26.6	—	—	26.6
Deferred income taxes	(58.1)	—	—	(58.1)
Other	4.3	—	—	4.3
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	36.2	—	—	36.2
Inventories and prepaids and other current assets	(15.6)	—	—	(15.6)
Accounts and drafts payable	(11.4)	—	—	(11.4)
Other accrued liabilities and gift card liability	(347.4)	—	—	(347.4)
Other long-term assets and liabilities	(26.1)	—	—	(26.1)
Net cash (used for) provided by operating activities	264.5	—	—	264.5
Cash flows from investing activities:
Payments for property and equipment	(21.6)	—	—	(21.6)
Proceeds from disposal of assets, restaurant closures, and refranchisings	3.4	—	—	3.4
Return of investment on direct financing leases	8.3	—	—	8.3
Settlement/sale of derivatives, net	11.2	—	—	11.2
Other investing activities, net	0.2	—	—	0.2
Net cash provided by (used for) investing activities	1.5	—	—	1.5
Cash flows from financing activities:
Repayments of long-term debt and capital leases	(43.3)	—	—	(43.3)
Distributions on Class A common, preferred and Partnership exchangeable units	—	(307.0)	—	(307.0)
Payments in connection with repurchase of partnership preferred units	—	(60.1)	—	(60.1)
Capital contribution from RBI Inc.	29.0	—	—	29.0
Distributions from subsidiaries	(367.1)	367.1	—	—
Other financing activities, net	(1.8)	—	—	(1.8)
Net cash provided by (used for) financing activities	(383.2)	—	—	(383.2)
Effect of exchange rates on cash and cash equivalents	(15.6)	—	—	(15.6)
Increase (decrease) in cash and cash equivalents	(132.8)	—	—	(132.8)
Cash and cash equivalents at beginning of period	1,097.4	—	—	1,097.4
Cash and cash equivalents at end of period	$964.6	$—	$—	$964.6

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Six Months Ended June 30, 2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$410.1	$410.1	$(410.1)	$410.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(410.1)	410.1	—
Depreciation and amortization	88.7	—	—	88.7
Premiums paid and non-cash loss on extinguishment of debt	17.9	—	—	17.9
Amortization of deferred financing costs and debt issuance discount	16.7	—	—	16.7
(Income) loss from equity method investments	(4.8)	—	—	(4.8)
Loss (gain) on remeasurement of foreign denominated transactions	47.1	—	—	47.1
Net losses on derivatives	14.9	—	—	14.9
Share-based compensation expense	27.2	—	—	27.2
Deferred income taxes	22.4	—	—	22.4
Other	9.8	—	—	9.8
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	27.4	—	—	27.4
Inventories and prepaids and other current assets	(4.9)	—	—	(4.9)
Accounts and drafts payable	(5.4)	—	—	(5.4)
Other accrued liabilities and gift card liability	(164.2)	—	—	(164.2)
Other long-term assets and liabilities	27.1	—	—	27.1
Net cash provided by operating activities	530.0	—	—	530.0
Cash flows from investing activities:
Payments for property and equipment	(11.7)	—	—	(11.7)
Proceeds from disposal of assets, restaurant closures, and refranchisings	9.6	—	—	9.6
Net payment for purchase of Popeyes, net of cash acquired	(1,635.9)	—	—	(1,635.9)
Return of investment on direct financing leases	7.8	—	—	7.8
Settlement/sale of derivatives, net	772.0	—	—	772.0
Other investing activities, net	0.3	—	—	0.3
Net cash provided by (used for) investing activities	(857.9)	—	—	(857.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,050.0	—	—	3,050.0
Repayments of long-term debt and capital leases	(377.7)	—	—	(377.7)
Payment of financing costs	(47.0)	—	—	(47.0)
Distributions on Class A common, preferred and Partnership exchangeable units	—	(296.6)	—	(296.6)
Capital contribution from RBI Inc.	12.3	—	—	12.3
Distributions from subsidiaries	(296.6)	296.6	—	—
Other financing activities, net	(2.3)	—	—	(2.3)
Net cash provided by (used for) financing activities	2,338.7	—	—	2,338.7
Effect of exchange rates on cash and cash equivalents	13.3	—	—	13.3
Increase (decrease) in cash and cash equivalents	2,024.1	—	—	2,024.1
Cash and cash equivalents at beginning of period	1,435.8	—	—	1,435.8
Cash and cash equivalents at end of period	$3,459.9	$—	$—	$3,459.9

Note 17. Subsequent Events
Cash Distributions/Dividends
On July 3, 2018, RBI paid a cash dividend of $0.45 per RBI common share to common shareholders of record on May 15, 2018. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per exchangeable unit to holders of record on May 15, 2018.
The RBI board of directors has declared a cash dividend of $0.45 per RBI common share, which will be paid on October 1, 2018 to RBI common shareholders of record on September 7, 2018. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
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
Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless the context otherwise requires, all references in this section to “Partnership”, “we”, “us” or “our” are to Restaurant Brands International Limited Partnership and its subsidiaries, collectively.
Overview
We are a limited partnership originally formed to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and for Burger King and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. On March 27, 2017, we acquired Popeyes Louisiana Kitchen, Inc. and its consolidated subsidiaries (the "Popeyes Acquisition"). We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $30 billion in system-wide sales and over 24,000 restaurants in more than 100 countries and U.S. territories as of June 30, 2018. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

PLK Transaction Costs
In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $4.6 million and $8.5 million during the three months ended June 30, 2018 and 2017, respectively, and $9.7 million and $42.9 million during the six months ended June 30, 2018 and 2017, respectively, consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. We do not expect to incur any additional PLK Transaction costs.
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
Also on December 22, 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides that companies (i) should record the effects of the changes from the Tax Act for which accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the Tax Act for which accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the Tax Act, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017. In addition, SAB 118 established a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period. We have not completed the accounting for the tax effects of the enactment of the Tax Act and we have not recorded any adjustments during 2018 to the provisional amounts recorded in December 2017.
We recorded $6.4 million and $13.5 million of costs arising primarily from professional advisory and consulting services associated with corporate restructuring initiatives related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”) during the three and six months ended June 30, 2018. We expect to continue to incur additional Corporate restructuring and tax advisory fees related to the Tax Act in 2018.
Office centralization and relocation costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses ("Office centralization and relocation costs") totaling $12.4 million during the three and six months ended June 30, 2018, consisting primarily of duplicate rent expense, moving costs, and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
Tabular amounts in millions of U.S. dollars unless noted otherwise.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)			2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$586.2	$602.1	$(15.9)	$20.3	$(36.2)	$1,134.0	$1,152.5	$(18.5)	$42.0	$(60.5)
Franchise and property revenues	757.2	530.6	226.6	10.3	216.3	1,463.2	980.8	482.4	26.2	456.2
Total revenues	1,343.4	1,132.7	210.7	30.6	180.1	2,597.2	2,133.3	463.9	68.2	395.7
Operating costs and expenses:
Cost of sales	448.9	460.2	11.3	(15.4)	26.7	878.0	883.6	5.6	(32.0)	37.6
Franchise and property expenses	102.4	113.7	11.3	(3.3)	14.6	206.8	224.7	17.9	(7.2)	25.1
Selling, general and administrative expenses	317.6	96.7	(220.9)	(2.0)	(218.9)	618.9	218.6	(400.3)	(4.8)	(395.5)
(Income) loss from equity method investments	1.2	0.9	(0.3)	0.3	(0.6)	(13.1)	(4.8)	8.3	0.2	8.1
Other operating expenses (income), net	(29.4)	46.8	76.2	(3.3)	79.5	(16.7)	60.6	77.3	(4.6)	81.9
Total operating costs and expenses	840.7	718.3	(122.4)	(23.7)	(98.7)	1,673.9	1,382.7	(291.2)	(48.4)	(242.8)
Income from operations	502.7	414.4	88.3	6.9	81.4	923.3	750.6	172.7	19.8	152.9
Interest expense, net	129.8	128.0	(1.8)	(0.1)	(1.7)	269.9	239.4	(30.5)	(0.3)	(30.2)
Loss on early extinguishment of debt	—	—	—	—	—	—	20.4	20.4	—	20.4
Income before income taxes	372.9	286.4	86.5	6.8	79.7	653.4	490.8	162.6	19.5	143.1
Income tax expense	58.7	42.9	(15.8)	—	(15.8)	60.4	80.7	20.3	(1.3)	21.6
Net income	$314.2	$243.5	$70.7	$6.8	$63.9	$593.0	$410.1	$182.9	$18.2	$164.7

(a)
For items included in our results of operations, we calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)			2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$548.0	$553.9	$(5.9)	$20.2	$(26.1)	$1,056.3	$1,081.3	$(25.0)	$41.6	$(66.6)
Franchise and property revenues	275.0	218.4	56.6	7.9	48.7	530.2	424.6	105.6	16.3	89.3
Total revenues	823.0	772.3	50.7	28.1	22.6	1,586.5	1,505.9	80.6	57.9	22.7
Cost of sales	417.4	417.1	(0.3)	(15.3)	15.0	813.3	819.6	6.3	(31.7)	38.0
Franchise and property expenses	68.8	79.8	11.0	(2.9)	13.9	138.3	157.5	19.2	(6.1)	25.3
Segment SG&A	80.3	22.2	(58.1)	(0.6)	(57.5)	162.6	47.3	(115.3)	(1.3)	(114.0)
Segment depreciation and amortization (b)	25.8	24.7	(1.1)	(0.8)	(0.3)	52.1	49.8	(2.3)	(1.8)	(0.5)
Segment income (c)	285.5	281.1	4.4	10.4	(6.0)	530.7	537.3	(6.6)	21.0	(27.6)

(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)
TH segment income includes $3.2 million of cash distributions received from equity method investments for the three months ended June 30, 2018 and 2017. TH segment income includes $6.3 million and $6.0 million of cash distributions received from equity method investments for the six months ended June 30, 2018 and 2017, respectively.

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)			2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$18.9	$25.2	$(6.3)	$0.1	$(6.4)	$37.6	$48.2	$(10.6)	$0.4	$(11.0)
Franchise and property revenues	399.2	268.5	130.7	2.5	128.2	770.4	512.5	257.9	10.0	247.9
Total revenues	418.1	293.7	124.4	2.6	121.8	808.0	560.7	247.3	10.4	236.9
Cost of sales	16.7	23.9	7.2	(0.1)	7.3	33.1	44.8	11.7	(0.3)	12.0
Franchise and property expenses	31.4	31.6	0.2	(0.4)	0.6	63.9	64.9	1.0	(1.1)	2.1
Segment SG&A	145.5	34.1	(111.4)	(0.9)	(110.5)	285.8	72.3	(213.5)	(2.3)	(211.2)
Segment depreciation and amortization (b)	11.9	12.7	0.8	(0.2)	1.0	24.1	25.2	1.1	(0.5)	1.6
Segment income (d)	236.4	216.8	19.6	1.4	18.2	450.5	403.9	46.6	7.2	39.4

(d)	BK segment income includes $1.2 million of cash distributions received from equity method investments for the six months ended June 30, 2018.

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)			2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$19.3	$23.0	$(3.7)	$—	$(3.7)	$40.1	$23.0	$17.1	$—	$17.1
Franchise and property revenues	83.0	43.7	39.3	(0.1)	39.4	162.6	43.7	118.9	(0.1)	119.0
Total revenues	102.3	66.7	35.6	(0.1)	35.7	202.7	66.7	136.0	(0.1)	136.1
Cost of sales	14.8	19.2	4.4	—	4.4	31.6	19.2	(12.4)	—	(12.4)
Franchise and property expenses	2.2	2.3	0.1	—	0.1	4.6	2.3	(2.3)	—	(2.3)
Segment SG&A	47.6	14.4	(33.2)	—	(33.2)	93.0	14.4	(78.6)	—	(78.6)
Segment depreciation and amortization (b)	2.5	2.4	(0.1)	—	(0.1)	5.2	2.4	(2.8)	—	(2.8)
Segment income	40.2	33.2	7.0	(0.1)	7.1	78.7	33.2	45.5	(0.1)	45.6

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics	2018	2017	2018	2017
System-wide sales growth
TH	2.2%	2.6%	2.1%	2.9%
BK	8.4%	10.6%	9.8%	8.5%
PLK	10.7%	3.3%	10.8%	4.7%
System-wide sales
TH	$1,741.7	$1,645.9	$3,349.4	$3,159.9
BK	$5,403.4	$4,961.1	$10,552.3	$9,438.1
PLK	$937.6	$890.4	$1,841.3	$1,726.2
Comparable sales
TH	—%	(0.8)%	(0.1)%	(0.4)%
BK	1.8%	3.9%	2.8%	2.0%
PLK	2.9%	(2.7)%	3.1%	(1.4)%
			As of
			June 30, 2018	June 30, 2017
Net restaurant growth
TH			3.0%	4.3%
BK			6.4%	6.0%
PLK (e)			7.5%	5.3%
Restaurant count
TH			4,794	4,655
BK			17,022	16,000
PLK			2,975	2,768

(e)	For 2017, PLK net restaurant growth is for the period from July 10, 2016 through June 30, 2017.
Comparable Sales
TH comparable sales were flat during the three months ended June 30, 2018, reflecting Canada comparable sales of 0.3%, offset by softness in the U.S. Comparable sales in Canada reflect growth in cold beverages, breakfast foods and lunch, while softness in the U.S. was driven by weaker sales of brewed coffee and baked goods, partially offset by strength in breakfast foods and cold beverages. For the six months ended June 30, 2018, TH comparable sales were relatively flat, reflecting Canada comparable sales of 0.2%.
BK comparable sales of 1.8% during the three months ended June 30, 2018, reflect U.S. comparable sales of 1.8% and growth in many of our large international markets. Our results in the U.S. were a result of strength from our promotional offers and product innovation. Internationally, our comparable sales reflected strength in markets like Russia and Turkey, partially offset by softer comparable sales in Germany and Australia. For the six months ended June 30, 2018, BK comparable sales of 2.8% reflect U.S. comparable sales of 2.9%.
PLK comparable sales of 2.9% during the three months ended June 30, 2018, were driven by U.S. comparable sales of 1.8%, and, to a lesser extent significant strength in international markets including Canada and Turkey. Our results in the U.S. reflect a continuation of improved balance in our menu across price points and successful limited time offers, as well as benefits from our delivery test. For the six months ended June 30, 2018, PLK comparable sales of 3.1% reflect U.S. comparable sales 2.0%.
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
During the three months ended June 30, 2018, the decrease in sales was driven by a decrease of $26.1 million in our TH segment, a decrease of $6.4 million in our BK segment and a decrease of $3.7 million in our PLK segment, partially offset by a favorable FX Impact of $20.3 million. The decrease in our TH segment was driven by a $13.2 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants, and a $12.9 million decrease in supply chain sales. The decrease in supply chain sales was primarily due to the lapping of last year's roll-out of espresso equipment and related espresso inventory which benefited our results in the second quarter of 2017, partially offset by the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018.
During the six months ended June 30, 2018, the decrease in sales was driven by a decrease of $66.6 million in our TH segment and a decrease of $11.0 million in our BK segment, partially offset by an increase of $17.1 million in our PLK segment, primarily as a result of including PLK for a full six months in 2018 compared to three months in 2017, and a favorable FX Impact of $42.0 million. The decrease in our TH segment was driven by a $37.9 million decrease in supply chain sales, primarily due to the lapping of last year's roll-out of espresso equipment and related espresso inventory which benefited our results in the first half of 2017, partially offset by the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018, and a $28.7 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants.
During the three months ended June 30, 2018, the decrease in cost of sales was driven primarily by a decrease of $15.0 million in our TH segment, a decrease of $7.3 million in our BK segment and a decrease of $4.4 million in our PLK segment, partially offset by a $15.4 million unfavorable FX Impact. The decrease in our TH segment was primarily due to a decrease of $8.4 million in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants, and a decrease of $6.6 million in supply chain cost of sales driven by the decrease in supply chain sales described above.
During the six months ended June 30, 2018, the decrease in cost of sales was driven primarily by a decrease of $38.0 million in our TH segment and a decrease of $12.0 million in our BK segment, partially offset by an increase of $12.4 million in our PLK segment, primarily as a result of including PLK for a full six months in 2018 compared to three months in 2017, and a $32.0 million unfavorable FX Impact. The decrease in our TH segment was primarily due to a decrease of $16.2 million in supply chain cost of sales driven by the decrease in supply chain sales described above and a decrease of $21.8 million in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants.
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
During the three months ended June 30, 2018, the increase in franchise and property revenues was driven by an increase of $128.2 million in our BK segment, an increase of $48.7 million in our TH segment, an increase of $39.4 million in our PLK segment and a $10.3 million favorable FX Impact. The increase in our BK, TH and PLK segments reflects the inclusion of advertising fund contributions from franchisees as a result of the application of ASC 606 beginning January 1, 2018 and, to a lesser degree, an increase in royalties driven by system-wide sales growth. The increase in our TH segment was partially offset by the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018.
During the six months ended June 30, 2018, the increase in franchise and property revenues was driven by an increase of $247.9 million in our BK segment, an increase of $119.0 million in our PLK segment, primarily as a result of including PLK for a full six months in 2018 compared to three months in 2017, an increase of $89.3 million in our TH segment, and a $26.2 million favorable FX Impact. The increase in our BK, TH and PLK segments reflects the inclusion of advertising fund contributions from franchisees as a result of the application of ASC 606 beginning January 1, 2018 and, to a lesser degree, an increase in royalties driven by system-wide sales growth. The increase in our TH segment was partially offset by the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018.
During the three months ended June 30, 2018, the decrease in franchise and property expenses was driven by a decrease of $13.9 million in our TH segment, a decrease of $0.6 million in our BK segment and a decrease of $0.1 million in our PLK segment, partially offset by a $3.3 million unfavorable FX Impact. The decrease in our TH segment was primarily due to the reclassification of expenses from sales of equipment packages from franchise and property expenses to cost of sales beginning January 1, 2018.
During the six months ended June 30, 2018, the decrease in franchise and property expenses was driven by a decrease of $25.3 million in our TH segment and a decrease of $2.1 million in our BK segment, partially offset by an increase of $2.3 million in our PLK segment, primarily as a result of including PLK for a full six months in 2018 compared to three months in 2017, and a $7.2 million unfavorable FX Impact. The decrease in our TH segment was primarily due to the reclassification of expenses from sales of equipment packages from franchise and property expenses to cost of sales beginning January 1, 2018.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
			$			$
	2018	2017	Favorable / (Unfavorable)	2018	2017	Favorable / (Unfavorable)
Segment SG&A:
TH	$80.3	$22.2	$(58.1)	$162.6	$47.3	$(115.3)
BK	145.5	34.1	(111.4)	285.8	72.3	(213.5)
PLK	47.6	14.4	(33.2)	93.0	14.4	(78.6)
Share-based compensation and non-cash incentive compensation expense	15.5	11.9	(3.6)	30.8	30.4	(0.4)
Depreciation and amortization	5.3	5.6	0.3	11.1	11.3	0.2
PLK Transaction costs	4.6	8.5	3.9	9.7	42.9	33.2
Corporate restructuring and tax advisory fees	6.4	—	(6.4)	13.5	—	(13.5)
Office centralization and relocation costs	12.4	—	(12.4)	12.4	—	(12.4)
Selling, general and administrative expenses	$317.6	$96.7	$(220.9)	$618.9	$218.6	$(400.3)
Upon our transition to ASC 606 on January 1, 2018, segment selling, general and administrative expenses (“Segment SG&A”) include segment selling expenses, which consist primarily of advertising fund expenses, and segment general and administrative expenses, which are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Prior to our transition to ASC 606 on January 1, 2018, our statement of operations did not reflect advertising fund contributions or advertising fund expenses, since such amounts were netted under previously applicable accounting standards. Segment SG&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, PLK Transaction costs, Corporate restructuring and tax advisory fees and Office centralization and relocation costs.
During the three and six months ended June 30, 2018, TH, BK and PLK Segment SG&A increased primarily due to the inclusion of advertising fund expenses from the application of ASC 606 beginning January 1, 2018 and an unfavorable FX Impact.
During the three months ended June 30, 2018, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to an increase in the number of equity awards granted during 2018 and an increase in non-cash incentive compensation expense.

(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the six months ended June 30, 2018 was primarily driven by the current year recognition of a $20.4 million non-cash dilution gain on the initial public offering by one of our equity method investees, partially offset by an increase in equity method investment net losses that we recognized during the current year.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$3.0	$8.6	$9.7	$11.5
Litigation settlements (gains) and reserves, net	0.4	1.1	(5.7)	1.1
Net losses (gains) on foreign exchange	(32.6)	36.8	(16.2)	47.2
Other, net	(0.2)	0.3	(4.5)	0.8
Other operating expenses (income), net	$(29.4)	$46.8	$(16.7)	$60.6
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
The litigation settlement gain during the six months ended June 30, 2018 primarily reflects proceeds received from the successful resolution of a legacy BK litigation matter.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense, net	$129.8	$128.0	$269.9	$239.4
Weighted average interest rate on long-term debt	4.8%	4.7%	4.7%	4.9%
During the three and six months ended June 30, 2018, interest expense, net increased primarily due to higher outstanding debt from incremental term loans and the issuance of senior notes during 2017, partially offset by a $19.9 million and $23.5 million benefit during the three and six months ended June 30, 2018 from our adoption of the new hedge accounting standard. Please refer to Note 3, New Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of the adoption of the new hedge accounting standard. Subject to foreign exchange rate movements and other factors, we expect a benefit to continue during 2018.
Loss on Early Extinguishment of Debt
During the six months ended June 30, 2017, we recorded a $20.4 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our senior secured term loan facility.

Income Tax Expense
Our effective tax rate was 15.7% and 9.2% for the three and six months ended June 30, 2018, respectively. Our effective tax rate was 15.0% and 16.4% for the three and six months ended June 30, 2017, respectively. The effective tax rate was reduced by 0.6% and 2.9% for the three months ended June 30, 2018 and 2017, respectively, as a result of benefits from stock option exercises. The effective tax rate was reduced by 10.1% and 3.3% for the six months ended June 30, 2018 and 2017, respectively, as a result of benefits from stock option exercises. Additionally, our effective tax rate for the three and six months ended June 30, 2018 benefited from reserve releases due to audit settlements and realignment of various internal financing arrangements.
Net Income
We reported net income of $314.2 million for the three months ended June 30, 2018, compared to net income of $243.5 million for the three months ended June 30, 2017. The increase in net income is primarily due to a $76.2 million favorable change in results from other operating expenses (income), net, a $19.6 million increase in BK segment income, a $7.0 million increase in PLK segment income, a $4.4 million increase in TH segment income and a $3.9 million decrease in PLK Transaction costs. These factors were partially offset by a $15.8 million increase in income tax expense, the inclusion of $12.4 million of Office centralization and relocation costs, the inclusion of $6.4 million of Corporate restructuring and tax advisory fees, and a $3.6 million increase in share-based compensation and non-cash incentive compensation expense.
We reported net income of $593.0 million for the six months ended June 30, 2018, compared to net income of $410.1 million for the six months ended June 30, 2017. The increase in net income is primarily due to a $46.6 million increase in BK segment income, a $45.5 million increase in PLK segment income, primarily as a result of including PLK for a full six months in 2018 compared to three months in 2017, a $77.3 million favorable change in results from other operating expenses (income), net, a $33.2 million decrease in PLK Transaction costs, the non-recurrence of $20.4 million of loss on early extinguishment of debt and a $20.3 million decrease in income tax expense. These factors were partially offset by a $30.5 million increase in interest expense, net, the inclusion of $13.5 million of Corporate restructuring and tax advisory fees, the inclusion of $12.4 million of Office centralization and relocation costs, and a $6.6 million decrease in TH segment income.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs associated with the Popeyes Acquisition, Corporate restructuring and tax advisory fees related to the interpretation and implementation of the Tax Act, and non-operational Office centralization and relocation costs in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2018	2017	Favorable / (Unfavorable)		2018	2017	Favorable / (Unfavorable)
Segment income:
TH	$285.5	$281.1	$4.4	1.6%	$530.7	$537.3	$(6.6)	(1.2)%
BK	236.4	216.8	19.6	9.0%	450.5	403.9	46.6	11.5%
PLK	40.2	33.2	7.0	21.1%	78.7	33.2	45.5	137.0%
Adjusted EBITDA	562.1	531.1	31.0	5.8%	1,059.9	974.4	85.5	8.8%
Share-based compensation and non-cash incentive compensation expense	15.5	11.9	(3.6)	(30.3)%	30.8	30.4	(0.4)	(1.3)%
PLK Transaction costs	4.6	8.5	3.9	45.9%	9.7	42.9	33.2	77.4%
Corporate restructuring and tax advisory fees	6.4	—	(6.4)	NM	13.5	—	(13.5)	NM
Office centralization and relocation costs	12.4	—	(12.4)	NM	12.4	—	(12.4)	NM
Impact of equity method investments (a)	4.4	4.1	(0.3)	(7.3)%	(5.6)	1.2	6.8	NM
Other operating expenses (income), net	(29.4)	46.8	76.2	162.8%	(16.7)	60.6	77.3	127.6%
EBITDA	548.2	459.8	88.4	19.2%	1,015.8	839.3	176.5	21.0%
Depreciation and amortization	45.5	45.4	(0.1)	(0.2)%	92.5	88.7	(3.8)	(4.3)%
Income from operations	502.7	414.4	88.3	21.3%	923.3	750.6	172.7	23.0%
Interest expense, net	129.8	128.0	(1.8)	(1.4)%	269.9	239.4	(30.5)	(12.7)%
Loss on early extinguishment of debt	—	—	—	NM	—	20.4	20.4	NM
Income tax expense	58.7	42.9	(15.8)	(36.8)%	60.4	80.7	20.3	25.2%
Net income	$314.2	$243.5	$70.7	29.0%	$593.0	$410.1	$182.9	44.6%
NM - not meaningful

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three months ended June 30, 2018 reflects the increase in segment income in our BK, PLK and TH segments. The increase in Adjusted EBITDA for the six months ended June 30, 2018 reflects the increase in segment income in our BK and PLK segments, primarily as a result of including PLK for a full six months in 2018 compared to three months in 2017, partially offset by a decrease in our TH segment.
The increase in EBITDA for the three months ended June 30, 2018 is primarily due to an increase in segment income in our BK, PLK and TH segments and favorable results from other operating expenses (income), net in the current period, and a decrease in PLK Transaction costs, partially offset by the inclusion of Office centralization and relocation costs and Corporate restructuring and tax advisory fees, and an increase in share-based compensation and non-cash incentive compensation expense.
The increase in EBITDA for the six months ended June 30, 2018 is primarily due to an increase in segment income in our BK and PLK segments, primarily as a result of including PLK for a full six months in 2018 compared to three months in 2017, favorable results from other operating expenses (income), net in the current period, a decrease in PLK Transaction costs, and favorable results from the impact of equity method investments in the current period, partially offset by the inclusion of Corporate restructuring and tax advisory fees and Office centralization and relocation costs and a decrease in segment income in our TH segment.

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
As of June 30, 2018, we had cash and cash equivalents of $964.6 million and working capital of $289.6 million and borrowing availability of $495.5 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
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
Debt Instruments and Debt Service Requirements
As of June 30, 2018, our long-term debt is comprised primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2015 4.625% Senior Notes, and 2017 5.00% Senior Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 9 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of June 30, 2018, there was $6,356.5 million outstanding principal amount under our senior secured term loan facility (the "Term Loan Facility") with an interest rate of 4.34%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of June 30, 2018, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $280.0 million in interest payments and $51.1 million in principal payments. In addition, based on LIBOR as of June 30, 2018, net cash settlements that we expect to receive on our $3,500.0 million interest rate swap are estimated to be approximately $6.9 million for the next twelve months.
As of June 30, 2018, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities"), had $4.5 million of letters of credit issued against the facility, and our borrowing availability was $495.5 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
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
Based on the amounts outstanding at June 30, 2018, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $261.6 million in interest payments.
Restrictions and Covenants
As of June 30, 2018, we were in compliance with all debt covenants under the Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions/Dividends
On July 3, 2018, RBI paid a cash dividend of $0.45 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.45 per RBI common share, which will be paid on October 1, 2018 to RBI common shareholders of record on September 7, 2018. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of July 25, 2018, we had outstanding 202,006,067 Class A common units issued to RBI and 217,546,126 Partnership exchangeable units.
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

Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $264.5 million during the six months ended June 30, 2018, compared to $530.0 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by an increase in income tax payments, primarily due to the payment of accrued income taxes related to the December 2017 redemption of preferred shares, an increase in interest payments, and a decrease in TH segment income. These factors were partially offset by an increase in BK segment income, an increase in PLK segment income, primarily as a result of including PLK for a full six months in 2018 compared to three months in 2017, and a decrease in cash used for working capital.
Investing Activities
Cash provided by investing activities was $1.5 million for the six months ended June 30, 2018, compared to cash used for investing activities of $857.9 million during the same period in the prior year. The change in investing activities was driven primarily by net cash used for the Popeyes Acquisition during 2017, partially offset by proceeds from the settlement of derivatives in 2017.
Financing Activities
Cash used for financing activities was $383.2 million for the six months ended June 30, 2018, compared to cash provided by financing activities of $2,338.7 million during the same period in the prior year. The change in financing activities was driven primarily by proceeds from the issuance of long-term debt in 2017, an increase in RBI common share dividends and distributions on Partnership exchangeable units during 2018 and the 2018 payments in connection with the December 2017 redemption of preferred shares. These factors were partially offset by higher proceeds from stock option exercises in 2018, the repayment of a portion of our term loan in 2017, the repayment of debt assumed in connection with the Popeyes Acquisition in 2017, payment of financing costs in 2017, and preferred dividend payments in 2017.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2018 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC and Canadian securities regulatory authorities on February 23, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2018. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
Beginning January 1, 2018, we integrated Popeyes into our overall internal control over financial reporting framework.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm that, other than changes in internal controls disclosed above, there were no changes in Partnership’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (ii) the amount and timing of additional general and administrative expenses associated with the Popeyes Acquisition and the timing of completing the integration of our PLK operations; (iii) the amount and timing of additional general administrative expenses associated with the centralization and relocation of our Canadian and U.S. restaurant support centers; (iv) the amount and timing of additional Corporate restructuring and tax advisory fees related to the Tax Act; (v) our estimates with respect to tax matters as a result of the Tax Act, including our effective tax rate for 2018, the impacts of the Tax Act, and the anticipated timing of finalizing our estimates; and (vi) certain accounting and tax matters.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our ability to successfully manage our franchisee relationships, including our relationship with our Tim Hortons franchisees, and to effectively counter any adverse impact on guest perceptions due to negative publicity; (4) the success of our franchisees, including the financial and operational impact of the new “Winning Together Plan” on Tim Hortons franchisees; and risks related to our fully franchised business model; (5) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (6) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (7) our ability to successfully implement our domestic and international growth strategy for our brands and risks related to our international operations; (8) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (9) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; and (10) implications of the Tax Act and future changes in applicable tax laws or interpretations thereof.
We operate in a very competitive and rapidly changing environment and our inability to successfully manage any of the above risks may permit our competitors to increase their market share and may decrease our profitability. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

Part II – Other Information
Item 1. Legal Proceedings

On July 24, 2018, a complaint for declaratory relief was filed against Tim Hortons USA, Inc. ("THUSA") and Restaurant Brands International Limited Partnership in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida by Great White North Franchisee Association - USA, Inc., on behalf of its members. The complaint alleges certain breaches of the franchise agreements between THUSA and its franchisees and the implied covenant of good faith and fair dealing, as well as violations of the U.S. franchise rules and the Florida Deceptive and Unfair Trade Practices Act. While we believe the claims are without merit and we intend to vigorously defend against this lawsuit, we are unable to predict the ultimate outcome of the case or estimate the range of possible loss, if any.
Item 6. Exhibits

Exhibit Number	Description

10.36*
Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.36 to the Form 10-Q of Restaurant Brands International Inc. filed on August 1, 2018).

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: August 1, 2018	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)