Form 10-Q
period 2018-09-30
Restaurant Brands International Limited Partnership
filed 2018-10-24
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of October 19, 2018, there were 217,543,591 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,113.0	$1,097.4
Accounts and notes receivable, net of allowance of $17.8 and $16.4, respectively	481.4	488.8
Inventories, net	91.8	78.0
Prepaids and other current assets	48.7	85.4
Total current assets	1,734.9	1,749.6
Property and equipment, net of accumulated depreciation and amortization of $716.5 and $623.3, respectively	2,054.1	2,133.3
Intangible assets, net	10,821.0	11,062.2
Goodwill	5,680.0	5,782.3
Net investment in property leased to franchisees	58.0	71.3
Other assets, net	637.7	425.2
Total assets	$20,985.7	$21,223.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$467.0	$496.2
Other accrued liabilities	678.4	865.7
Gift card liability	95.3	214.9
Current portion of long term debt and capital leases	79.6	78.2
Total current liabilities	1,320.3	1,655.0
Term debt, net of current portion	11,766.8	11,800.9
Capital leases, net of current portion	240.6	243.8
Other liabilities, net	1,738.5	1,455.1
Deferred income taxes, net	1,524.7	1,508.1
Total liabilities	16,590.9	16,662.9
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at September 30, 2018 and December 31, 2017	4,255.0	4,167.5
Partnership exchangeable units; 217,543,591 issued and outstanding at September 30, 2018; 217,708,924 issued and outstanding at December 31, 2017	1,248.2	1,276.4
Accumulated other comprehensive income (loss)	(1,110.9)	(884.3)
Total Partners’ capital	4,392.3	4,559.6
Noncontrolling interests	2.5	1.4
Total equity	4,394.8	4,561.0
Total liabilities and equity	$20,985.7	$21,223.9

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Sales	$609.1	$631.6	$1,743.1	$1,784.1
Franchise and property revenues (Note 4)	766.2	577.0	2,229.4	1,557.8
Total revenues	1,375.3	1,208.6	3,972.5	3,341.9
Operating costs and expenses:
Cost of sales	469.9	493.3	1,347.9	1,376.9
Franchise and property expenses	107.6	118.5	314.4	343.2
Selling, general and administrative expenses (Note 4)	298.3	100.1	917.2	318.7
(Income) loss from equity method investments	(3.8)	(4.1)	(16.9)	(8.9)
Other operating expenses (income), net	26.1	21.5	9.4	82.1
Total operating costs and expenses	898.1	729.3	2,572.0	2,112.0
Income from operations	477.2	479.3	1,400.5	1,229.9
Interest expense, net	134.9	136.0	404.8	375.4
Loss on early extinguishment of debt	—	58.2	—	78.6
Income before income taxes	342.3	285.1	995.7	775.9
Income tax expense	92.5	38.3	152.9	119.0
Net income	249.8	246.8	842.8	656.9
Net income attributable to noncontrolling interests	0.1	0.3	0.5	1.1
Partnership preferred unit distributions	—	67.5	—	202.5
Net income attributable to common unitholders	$249.7	$179.0	$842.3	$453.3
Earnings per unit - basic and diluted
Class A common units	$0.66	$0.45	$2.22	$1.14
Partnership exchangeable units	$0.53	$0.39	$1.81	$0.98
Weighted average units outstanding - basic and diluted
Class A common units	202.0	202.0	202.0	202.0
Partnership exchangeable units	217.6	226.8	217.6	226.9
Distributions per unit
Class A common units	$0.56	$0.23	$1.67	$0.67
Partnership exchangeable units	$0.45	$0.20	$1.35	$0.57
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$249.8	$246.8	$842.8	$656.9

Foreign currency translation adjustment	147.0	423.0	(325.4)	884.2
Net change in fair value of net investment hedges, net of tax of $0.4, $45.4, $(37.5) and $7.3	(82.6)	(126.1)	33.4	(342.5)
Net change in fair value of cash flow hedges, net of tax of $7.4, $1.4, $(2.7) and $8.2	23.9	(3.9)	51.5	(23.0)
Amounts reclassified to earnings of cash flow hedges, net of tax of $0.9, $(2.5), $(1.4) and $(6.3)	7.4	6.9	13.6	17.9
Gain (loss) recognized on defined benefit pension plans, net of tax of $0.0, $0.2, $0.0 and $1.6	0.1	(0.2)	0.3	0.1
Other comprehensive income (loss)	95.8	299.7	(226.6)	536.7
Comprehensive income (loss)	345.6	546.5	616.2	1,193.6
Comprehensive income (loss) attributable to noncontrolling interests	0.1	0.3	0.5	1.1
Comprehensive income attributable to preferred unitholder	—	67.5	—	202.5
Comprehensive income (loss) attributable to common unitholders	$345.5	$478.7	$615.7	$990.0
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2017	202,006,067	$4,167.5	217,708,924	$1,276.4	$(884.3)	$1.4	$4,561.0
Cumulative effect adjustment	—	(132.0)	—	(117.8)	—	—	(249.8)
Distributions declared on Class A common units	—	(338.2)	—	—	—	—	(338.2)
Distributions declared on partnership exchangeable units	—	—	—	(293.8)	—	—	(293.8)
Exchange of Partnership exchangeable units for RBI common shares	—	9.9	(165,333)	(9.9)	—	—	—
Capital contribution from RBI Inc.	—	98.8	—	—	—	—	98.8
Restaurant VIE contributions (distributions)	—	—	—	—	—	0.6	0.6
Net income	—	449.0	—	393.3	—	0.5	842.8
Other comprehensive income (loss)	—	—	—	—	(226.6)	—	(226.6)
Balances at September 30, 2018	202,006,067	$4,255.0	217,543,591	$1,248.2	$(1,110.9)	$2.5	$4,394.8
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$842.8	$656.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.5	134.9
Premiums paid and non-cash loss on early extinguishment of debt	—	75.9
Amortization of deferred financing costs and debt issuance discount	21.9	25.2
(Income) loss from equity method investments	(16.9)	(8.9)
Loss (gain) on remeasurement of foreign denominated transactions	(19.3)	64.7
Net (gains) losses on derivatives	(24.4)	23.1
Share-based compensation expense	39.3	38.0
Deferred income taxes	6.1	(3.1)
Other	11.1	12.8
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(0.3)	0.3
Inventories and prepaids and other current assets	(16.3)	(1.0)
Accounts and drafts payable	(24.0)	6.8
Other accrued liabilities and gift card liability	(283.6)	(161.4)
Other long-term assets and liabilities	(31.3)	(40.0)
Net cash provided by operating activities	642.6	824.2
Cash flows from investing activities:
Payments for property and equipment	(53.3)	(16.9)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	1.8	19.6
Net payment for purchase of Popeyes, net of cash acquired	—	(1,635.9)
Return of investment on direct financing leases	12.3	11.8
Settlement/sale of derivatives, net	11.2	771.8
Other investing activities, net	0.3	(2.3)
Net cash provided by (used for) investing activities	(27.7)	(851.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,350.0
Repayments of long-term debt and capital leases	(65.9)	(1,690.0)
Payment of financing costs	—	(57.0)
Distributions on Class A common, preferred and Partnership exchangeable units	(517.1)	(451.9)
Payments in connection with repurchase of partnership preferred units	(60.1)	—
Capital contribution from RBI Inc.	52.9	17.5
Other financing activities, net	1.3	(6.2)
Net cash (used for) provided by financing activities	(588.9)	2,162.4
Effect of exchange rates on cash and cash equivalents	(10.4)	22.7
Increase (decrease) in cash and cash equivalents	15.6	2,157.4
Cash and cash equivalents at beginning of period	1,097.4	1,435.8
Cash and cash equivalents at end of period	$1,113.0	$3,593.2
Supplemental cash flow disclosures:
Interest paid	$410.5	$340.2
Income taxes paid	$373.8	$189.3
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2018, we franchised or owned 4,805 Tim Hortons restaurants, 17,239 Burger King restaurants, and 3,022 Popeyes restaurants, for a total of 25,066 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of September 30, 2018 and December 31, 2017, we determined that we are the primary beneficiary of 19 and 31 Restaurant VIEs, respectively. As Tim Hortons, Burger King, and Popeyes franchise and master franchise arrangements provide the franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE.
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
Lease Accounting – In February 2016, the FASB issued new guidance on leases. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. The new guidance is effective commencing in 2019 and requires a modified retrospective transition approach with application in all comparative periods presented (the “comparative method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). The new guidance also provides several practical expedients and policies that companies may elect under either transition method. We currently expect to apply the effective date method and elect the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. Additionally, we expect to elect lessee and lessor practical expedients to not separate non-lease components, such as common area maintenance and property taxes, from lease components. We do not expect to elect the practical expedient that permits a reassessment of lease terms for existing leases.
We have commenced an analysis of the impact of the new lease guidance and developed a comprehensive plan for our implementation of the new guidance. The project plan includes analyzing the impact of the new guidance on our current lease contracts, reviewing the completeness of our existing lease portfolio, comparing our accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to our lease contracts. Under current accounting guidance for leases, we do not recognize an asset or liability created by operating leases where we are the lessee. We expect a material increase to our assets and liabilities on our consolidated balance sheet as a result of recognizing assets and liabilities for operating leases where we are the lessee on the date of initial application of the new guidance. We are continuing to evaluate the impact of the new guidance on capital leases and direct financing leases, as well as the impact of transition provisions of the new guidance on amounts recognized in connection with our previous application of acquisition accounting and previous accounting for build-to-suit leases. We are also continuing to evaluate the impact that adoption of this guidance will have on our consolidated statements of operations. We do not expect the adoption of this new guidance to have a material impact on the amount or timing of our cash flows and liquidity.
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
The impact of adoption did not have a material effect on our Financial Statements as of the Adoption Date. We recorded a $15.9 million net benefit to Interest expense, net during the three months ended September 30, 2018 and a $39.4 million net benefit to Interest expense, net from the Re-designation Date through September 30, 2018 in our condensed consolidated statements of operations for the amortization of the initial value of the Excluded Component, as described above. We believe the new guidance better portrays the economic results of our risk management activities and net investment hedges in our Financial Statements.
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
Franchise and Property Revenues
Franchise revenues
Franchise revenues consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements (“MFDAs”). Under franchise agreements, we provide franchisees with (a) a franchise license, which includes a license to use our intellectual property and, in those markets where our subsidiaries manage an advertising fund, advertising and promotion management, (b) pre-opening services, such as training and inspections, and (c) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. The services we provide are highly interrelated and dependent upon the franchise license and we concluded the services do not represent individually distinct performance obligations. Consequently, we bundle the franchise license performance obligation and promises to provide services into a single performance obligation under ASC 606, which we satisfy by providing a right to use our intellectual property over the term of each franchise agreement.
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

Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and September 30, 2018 (in millions):

Contract Liabilities
Balance at January 1, 2018	$455.0
Revenue recognized that was included in the contract liability balance at the beginning of the year	(39.6)
Increase, excluding amounts recognized as revenue during the period	57.5
Impact of foreign currency translation	(10.5)
Balance at September 30, 2018	$462.4
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 (in millions):

Contract liabilities expected to be recognized in	Amount
Remainder of 2018	$9.3
2019	35.6
2020	34.9
2021	34.1
2022	33.3
Thereafter	315.2
Total	$462.4
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$609.1	$631.6	$1,743.1	$1,784.1
Royalties	556.7	332.8	1,611.0	883.5
Property revenues	192.0	204.1	560.3	568.4
Franchise fees and other revenue	17.5	40.1	58.1	105.9
Total revenues	$1,375.3	$1,208.6	$3,972.5	$3,341.9

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

•
A $106.6 million increase in Other assets, net for the previously unrecognized value of equity interests received in connection with MFDA arrangements. This increase resulted in a corresponding increase in Other liabilities, net of $105.0 million and an increase to Partners' capital of $1.6 million for the cumulative effect of revenue attributable for the period between the inception of each such arrangement and January 1, 2018.

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

Comparison to Amounts if Previous Standards Had Been in Effect
The following tables reflect the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and cash flows from operating activities for the nine months ended September 30, 2018 and our condensed consolidated balance sheet as of September 30, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”) (in millions):
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Total Adjustments	Amounts Under Previous Standards	As Reported	Total Adjustments	Amounts Under Previous Standards
Revenues:
Sales	$609.1	$—	$609.1	$1,743.1	$—	$1,743.1
Franchise and property revenues	766.2	(193.3)	572.9	2,229.4	(574.4)	1,655.0
Total revenues	1,375.3	(193.3)	1,182.0	3,972.5	(574.4)	3,398.1
Operating costs and expenses:
Cost of sales	469.9	—	469.9	1,347.9	—	1,347.9
Franchise and property expenses	107.6	(0.2)	107.4	314.4	(0.4)	314.0
Selling, general and administrative expenses	298.3	(197.8)	100.5	917.2	(588.4)	328.8
(Income) loss from equity method investments	(3.8)	(1.1)	(4.9)	(16.9)	(4.7)	(21.6)
Other operating expenses (income), net	26.1	0.1	26.2	9.4	0.1	9.5
Total operating costs and expenses	898.1	(199.0)	699.1	2,572.0	(593.4)	1,978.6
Income from operations	477.2	5.7	482.9	1,400.5	19.0	1,419.5
Interest expense, net	134.9	(0.7)	134.2	404.8	0.5	405.3
Income before income taxes	342.3	6.4	348.7	995.7	18.5	1,014.2
Income tax expense	92.5	0.9	93.4	152.9	4.1	157.0
Net income	249.8	5.5	255.3	842.8	14.4	857.2
Net income attributable to noncontrolling interests	0.1	—	0.1	0.5	—	0.5
Net income attributable to common unitholders	$249.7	$5.5	$255.2	$842.3	$14.4	$856.7

Earnings per unit - basic and diluted:
Class A common units	$0.66		$0.68	$2.22		$2.25
Partnership exchangeable units	$0.53		$0.55	$1.81		$1.83
The following summarizes the adjustments to our condensed consolidated statement of operations for the three and nine months ended September 30, 2018 to reflect our condensed consolidated statement of operations as if we had continued to recognize revenue under the Previous Standards:

•
As described above, our transition to ASC 606 resulted in the deferral of franchise fees, recognition of franchise fees in connection with MFDAs where we received an equity interest in the equity method investee, and a change in the timing of recognizing gift card breakage income. The adjustments for the three and nine months ended September 30, 2018 to reflect the recognition of this revenue as if the Previous Standards were in effect consists of a $9.0 million and $14.0 million increase in Franchise and property revenue, respectively, and a $1.7 million and $4.1 million increase in Income tax expense, respectively.

•
The adjustments to (income) loss from equity method investments for the three and nine months ended September 30, 2018 reflect the amount of losses from equity method investments we would not have recognized if the Previous Standards were in effect. There is no tax impact related to these adjustments.

•
As described above, under the Previous Standards our statement of operations did not reflect gross presentations of advertising fund contributions and expenses. Our transition to ASC 606 requires the presentation of advertising fund contributions and advertising fund expenses on a gross basis. The adjustments for the three and nine months ended September 30, 2018 to reflect advertising fund contributions and expenses as if the Previous Standards were in effect consist of a $202.3 million and $588.4 million decrease in Franchise and property revenues, respectively, a $0.2 million and $0.4 million decrease in Franchise and property expenses, respectively, a $197.8 million and $588.4 million decrease in Selling, general and administrative expenses, respectively, a $0.7 million decrease in Interest expense, net for the three months ended September 30, 2018 and a $0.5 million increase in Interest expense, net for the nine months ended September 30, 2018, and a $0.8 million decrease in Income tax expense for the three months ended September 30, 2018 and no adjustment to Income tax expense for the nine months ended September 30, 2018.
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018
The transition to ASC 606 had no net impact on our cash provided by operating activities and no impact on our cash used for investing activities or cash used for financing activities during the nine months ended September 30, 2018.

		Total	Amounts Under
	As Reported	Adjustments	Previous Standards
Cash flows from operating activities:
Net income	$842.8	$14.4	$857.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.5	—	137.5
Amortization of deferred financing costs and debt issuance discount	21.9	—	21.9
(Income) loss from equity method investments	(16.9)	(4.7)	(21.6)
Loss (gain) on remeasurement of foreign denominated transactions	(19.3)	—	(19.3)
Net losses on derivatives	(24.4)	—	(24.4)
Share-based compensation expense	39.3	—	39.3
Deferred income taxes	6.1	4.1	10.2
Other	11.1	—	11.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(0.3)	—	(0.3)
Inventories and prepaids and other current assets	(16.3)	(1.1)	(17.4)
Accounts and drafts payable	(24.0)	5.6	(18.4)
Other accrued liabilities and gift card liability	(283.6)	(3.5)	(287.1)
Other long-term assets and liabilities	(31.3)	(14.8)	(46.1)
Net cash provided by operating activities	$642.6	$—	$642.6

Condensed Consolidated Balance Sheet

	As Reported	Total	Amounts Under
	September 30, 2018	Adjustments	Previous Standards
ASSETS
Current assets:
Cash and cash equivalents	$1,113.0	$—	$1,113.0
Accounts and notes receivable, net	481.4	—	481.4
Inventories, net	91.8	—	91.8
Prepaids and other current assets	48.7	24.1	72.8
Total current assets	1,734.9	24.1	1,759.0
Property and equipment, net	2,054.1	—	2,054.1
Intangible assets, net	10,821.0	—	10,821.0
Goodwill	5,680.0	—	5,680.0
Net investment in property leased to franchisees	58.0	—	58.0
Other assets, net	637.7	(101.9)	535.8
Total assets	$20,985.7	$(77.8)	$20,907.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$467.0	$5.6	$472.6
Other accrued liabilities	678.4	(13.2)	665.2
Gift card liability	95.3	43.8	139.1
Current portion of long term debt and capital leases	79.6	—	79.6
Total current liabilities	1,320.3	36.2	1,356.5
Term debt, net of current portion	11,766.8	—	11,766.8
Capital leases, net of current portion	240.6	—	240.6
Other liabilities, net	1,738.5	(440.5)	1,298.0
Deferred income taxes, net	1,524.7	62.3	1,587.0
Total liabilities	16,590.9	(342.0)	16,248.9
Partners' capital
Class A common units	4,255.0	141.6	4,396.6
Partnership exchangeable units	1,248.2	122.6	1,370.8
Accumulated other comprehensive income (loss)	(1,110.9)	—	(1,110.9)
Total Partners' capital	4,392.3	264.2	4,656.5
Noncontrolling interests	2.5	—	2.5
Total equity	4,394.8	264.2	4,659.0
Total liabilities and equity	$20,985.7	$(77.8)	$20,907.9

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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$133.6	$91.3	$449.0	$231.0
Net income allocated to Partnership exchangeable unitholders	116.1	87.7	393.3	222.3
Net income attributable to common unitholders	$249.7	$179.0	$842.3	$453.3

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202.0	202.0	202.0	202.0
Weighted average Partnership exchangeable units	217.6	226.8	217.6	226.9

Earnings per unit - basic and diluted:
Class A common units	$0.66	$0.45	$2.22	$1.14
Partnership exchangeable units	$0.53	$0.39	$1.81	$0.98

Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$717.1	$(187.7)	$529.4	$724.7	$(168.0)	$556.7
Favorable leases	428.5	(201.4)	227.1	455.7	(193.7)	262.0
Subtotal	1,145.6	(389.1)	756.5	1,180.4	(361.7)	818.7
Indefinite lived intangible assets:
Tim Hortons brand	$6,570.7	$—	$6,570.7	$6,727.1	$—	$6,727.1
Burger King brand	2,138.9	—	2,138.9	2,161.5	—	2,161.5
Popeyes brand	1,354.9	—	1,354.9	1,354.9	—	1,354.9
Subtotal	10,064.5	—	10,064.5	10,243.5	—	10,243.5
Intangible assets, net			$10,821.0			$11,062.2

Goodwill
Tim Hortons segment	$4,229.9			$4,325.8
Burger King segment	604.3			610.7
Popeyes segment	845.8			845.8
Total	$5,680.0			$5,782.3
Amortization expense on intangible assets totaled $17.3 million for the three months ended September 30, 2018 and $18.7 million for the same period in the prior year. Amortization expense on intangible assets totaled $53.0 million for the nine months ended September 30, 2018 and $54.2 million for the same period in the prior year. The change in the brands and goodwill balances during the nine months ended September 30, 2018 was due to the impact of foreign currency translation.

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $264.2 million and $155.1 million as of September 30, 2018 and December 31, 2017, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. The increase in the carrying amount of our equity method investments as of September 30, 2018 compared to December 31, 2017 is primarily attributable to the recognition of investments received in connection with master franchise and development arrangements as a result of our transition to ASC 606. See Note 4, Revenue Recognition. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3.2 million and $2.7 million during the three months ended September 30, 2018 and 2017, respectively. Distributions received from this joint venture were $9.0 million and $8.1 million during the nine months ended September 30, 2018 and 2017, respectively.
The aggregate market value of our 20.5% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on September 30, 2018 was approximately $137.5 million. The aggregate market value of our 10.1% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on September 30, 2018 was approximately $73.9 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from affiliates:
Royalties	$75.9	$39.2	$217.7	$121.1
Property revenues	8.6	7.2	26.4	20.1
Franchise fees and other revenue	2.1	3.7	6.8	14.7
Total	$86.6	$50.1	$250.9	$155.9
We recognized $5.1 million and $5.3 million of rent expense associated with the TIMWEN Partnership during the three months ended September 30, 2018 and 2017, respectively. We recognized $14.6 million and $14.7 million of rent expense associated with the TIMWEN Partnership during the nine months ended September 30, 2018 and 2017, respectively.
At September 30, 2018 and December 31, 2017, we had $33.2 million and $31.9 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. During the nine months ended September 30, 2018 we recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $20.4 million on the initial public offering by one of our equity method investees.

Note 8. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2018	December 31, 2017
Current:
Dividend payable	$210.9	$96.9
Interest payable	93.8	88.6
Accrued compensation and benefits	64.6	66.6
Taxes payable	121.2	401.0
Deferred income	49.7	42.9
Accrued advertising expenses	24.6	27.5
Closed property reserve	8.9	10.8
Restructuring and other provisions	8.8	12.0
Other	95.9	119.4
Other accrued liabilities	$678.4	$865.7
Noncurrent:
Derivatives liabilities	$368.1	$498.5
Taxes payable	500.9	495.6
Contract liabilities, net	462.4	10.0
Unfavorable leases	216.4	251.8
Accrued pension	64.7	72.0
Accrued lease straight-lining liability	57.5	46.4
Deferred income	27.2	27.4
Other	41.3	53.4
Other liabilities, net	$1,738.5	$1,455.1
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	September 30, 2018	December 31, 2017
Term Loan Facility (due February 17, 2024)	$6,340.3	$6,388.7
2017 4.25% Senior Notes (due May 15, 2024)	1,500.0	1,500.0
2015 4.625% Senior Notes (due January 15, 2022)	1,250.0	1,250.0
2017 5.00% Senior Notes (due October 15, 2025)	2,800.0	2,800.0
Other	82.4	89.1
Less: unamortized deferred financing costs and deferred issue discount	(148.9)	(170.1)
Total debt, net	11,823.8	11,857.7
Less: current maturities of debt	(57.0)	(56.8)
Total long-term debt	$11,766.8	$11,800.9
Revolving Credit Facility
As of September 30, 2018, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility"). Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of September 30, 2018, we had $4.6 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $495.4 million.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in billions):

	As of
	September 30, 2018	December 31, 2017
Fair value of our variable term debt and senior notes	$11.7	$12.0
Principal carrying amount of our variable term debt and senior notes	11.9	11.9
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Debt (a)	$125.3	$131.2	$375.5	$350.1
Capital lease obligations	6.2	5.4	17.7	15.4
Amortization of deferred financing costs and debt issuance discount	7.4	8.5	21.9	25.2
Interest income	(4.0)	(9.1)	(10.3)	(15.3)
Interest expense, net	$134.9	$136.0	$404.8	$375.4

(a)
Amount includes $15.9 million and $39.4 million benefit during the three and nine months ended September 30, 2018 from our adoption of a new hedge accounting standard. See Note 3, New Accounting Pronouncements, for further details of the effects of this change in accounting principle on Interest expense, net.

Note 10. Income Taxes
Our effective tax rate was 27.0% for the three months ended September 30, 2018. The effective tax rate for this period was primarily a result of the mix of income from multiple tax jurisdictions, the year to date impact from the realignment of various internal financing arrangements and the increase in valuation allowance on deferred tax assets. Our effective tax rate was 15.4% for the nine months ended September 30, 2018. This rate was primarily a result of the mix of income from multiple tax jurisdictions, the benefit from reserve releases due to audit settlements during the first half of 2018, and the realignment of various internal financing arrangements. In addition, benefits from stock option exercises reduced the effective tax rate by 0.9% and 6.9% for the three and nine months ended September 30, 2018, respectively.
Our effective tax rate was 13.4% and 15.3% for the three and nine months ended September 30, 2017, respectively. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions, the favorable impact of our internal financing structure and benefits from stock option exercises that reduced the effective tax rate by 6.8% and 4.5% for the three and nine months ended September 30, 2017, respectively, partially offset by non-deductible transaction related costs.
Note 11. Equity
During the nine months ended September 30, 2018, Partnership exchanged 165,333 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares was accounted for as a capital contribution by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2017	$176.8	$(28.8)	$(1,032.3)	$(884.3)
Foreign currency translation adjustment	—	—	(325.4)	(325.4)
Net change in fair value of derivatives, net of tax	84.9	—	—	84.9
Amounts reclassified to earnings of cash flow hedges, net of tax	13.6	—	—	13.6
Pension and post-retirement benefit plans, net of tax	—	0.3	—	0.3
Balances at September 30, 2018	$275.3	$(28.5)	$(1,357.7)	$(1,110.9)
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
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $84.6 million in AOCI at the date of settlement. This amount will be reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of September 30, 2018 that we expect to be reclassified into interest expense within the next 12 months is $12.3 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2018, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax.
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
At September 30, 2018, we also had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,107.8 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200.0 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. In August 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, in August 2018 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400.0 million through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At September 30, 2018, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $143.0 million with maturities to November 2019. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$22.0	$(0.1)	$46.4	$(20.5)
Forward-currency contracts	$(5.5)	$(5.2)	$7.8	$(10.7)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(83.0)	$(171.5)	$70.9	$(349.8)

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(4.8)	$(8.2)	$(15.9)	$(23.1)
Forward-currency contracts	Cost of sales	$(1.7)	$(1.2)	$0.9	$(1.1)

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$15.9	$—	$39.4	$—

	Fair Value as of
	September 30, 2018	December 31, 2017	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest Rate	$11.0	$—	Other assets, net
Foreign currency	2.8	0.5	Prepaids and other current assets
Total assets at fair value	$13.8	$0.5

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$—	$42.1	Other liabilities, net
Foreign currency	0.6	5.1	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	368.1	456.4	Other liabilities, net
Total liabilities at fair value	$368.7	$503.6

Note 13. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$7.5	$3.4	$17.2	$14.9
Litigation settlements (gains) and reserves, net	5.1	0.6	(0.6)	1.7
Net losses (gains) on foreign exchange	(3.1)	17.7	(19.3)	64.9
Other, net	16.6	(0.2)	12.1	0.6
Other operating expenses (income), net	$26.1	$21.5	$9.4	$82.1
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements (gains) and reserves, net primarily reflects payments made and proceeds received in connection with litigation matters.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Other, net during the three and nine months ended September 30, 2018 is comprised primarily of an accrual for a payment expected to be made in 2018 in connection with the settlement of certain provisions associated with the 2017 redemption of RBI's preferred shares as a result of recently proposed Treasury regulations.
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

PLK revenues and segment income from the acquisition date of March 27, 2017 through September 30, 2017 are included in our condensed consolidated statement of operations for the nine months ended September 30, 2017. The following table presents revenues, by segment and by country (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 As Reported	2018 Amounts Under Previous Standards	2017	2018 As Reported	2018 Amounts Under Previous Standards	2017
Revenues by operating segment:
TH	$853.9	$796.5	$827.0	$2,440.4	$2,278.6	$2,332.9
BK	416.4	315.5	313.6	1,224.4	914.5	874.3
PLK	105.0	70.0	68.0	307.7	205.0	134.7
Total revenues	$1,375.3	$1,182.0	$1,208.6	$3,972.5	$3,398.1	$3,341.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues by country (a):
Canada	$776.6	$748.7	$2,214.3	$2,093.6
United States	447.4	310.5	1,318.9	856.1
Other	151.3	149.4	439.3	392.2
Total revenues	$1,375.3	$1,208.6	$3,972.5	$3,341.9

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 As Reported	2018 Amounts Under Previous Standards	2017	2018 As Reported	2018 Amounts Under Previous Standards	2017
Segment income:
TH	$298.9	$294.1	$294.4	$829.6	$833.2	$831.7
BK	231.0	237.6	233.9	681.5	684.6	637.8
PLK	41.5	44.0	36.8	120.2	127.3	70.0
Adjusted EBITDA	571.4	575.7	565.1	1,631.3	1,645.1	1,539.5
Share-based compensation and non-cash incentive compensation expense	13.8	13.6	12.5	44.6	44.4	42.9
PLK Transaction costs	—	—	6.9	9.7	9.7	49.8
Corporate restructuring and tax advisory fees	5.5	5.5	—	19.0	19.0	—
Office centralization and relocation costs	4.1	4.1	—	16.5	16.5	—
Impact of equity method investments (a)	(0.3)	(1.4)	(1.3)	(5.9)	(10.6)	(0.1)
Other operating expenses (income), net	26.1	26.2	21.5	9.4	9.5	82.1
EBITDA	522.2	527.7	525.5	1,538.0	1,556.6	1,364.8
Depreciation and amortization	45.0	44.8	46.2	137.5	137.1	134.9
Income from operations	477.2	482.9	479.3	1,400.5	1,419.5	1,229.9
Interest expense, net	134.9	134.2	136.0	404.8	405.3	375.4
Loss on early extinguishment of debt	—	—	58.2	—	—	78.6
Income tax expense	92.5	93.4	38.3	152.9	157.0	119.0
Net income	$249.8	$255.3	$246.8	$842.8	$857.2	$656.9

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of September 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,113.0	$—	$—	$1,113.0
Accounts and notes receivable, net	481.4	—	—	481.4
Inventories, net	91.8	—	—	91.8
Prepaids and other current assets	48.7	—	—	48.7
Total current assets	1,734.9	—	—	1,734.9
Property and equipment, net	2,054.1	—	—	2,054.1
Intangible assets, net	10,821.0	—	—	10,821.0
Goodwill	5,680.0	—	—	5,680.0
Net investment in property leased to franchisees	58.0	—	—	58.0
Intercompany receivable	—	210.9	(210.9)	—
Investment in subsidiaries	—	4,394.8	(4,394.8)	—
Other assets, net	637.7	—	—	637.7
Total assets	$20,985.7	$4,605.7	$(4,605.7)	$20,985.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$467.0	$—	$—	$467.0
Other accrued liabilities	467.5	210.9	—	678.4
Gift card liability	95.3	—	—	95.3
Current portion of long term debt and capital leases	79.6	—	—	79.6
Total current liabilities	1,109.4	210.9	—	1,320.3
Term debt, net of current portion	11,766.8	—	—	11,766.8
Capital leases, net of current portion	240.6	—	—	240.6
Other liabilities, net	1,738.5	—	—	1,738.5
Payables to affiliates	210.9	—	(210.9)	—
Deferred income taxes, net	1,524.7	—	—	1,524.7
Total liabilities	16,590.9	210.9	(210.9)	16,590.9
Partners’ capital:
Class A common units	—	4,255.0	—	4,255.0
Partnership exchangeable units	—	1,248.2	—	1,248.2
Common shares	3,614.5	—	(3,614.5)	—
Retained Earnings	1,888.7	—	(1,888.7)	—
Accumulated other comprehensive income (loss)	(1,110.9)	(1,110.9)	1,110.9	(1,110.9)
Total Partners' capital/shareholders' equity	4,392.3	4,392.3	(4,392.3)	4,392.3
Noncontrolling interests	2.5	2.5	(2.5)	2.5
Total equity	4,394.8	4,394.8	(4,394.8)	4,394.8
Total liabilities and equity	$20,985.7	$4,605.7	$(4,605.7)	$20,985.7

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended September 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$609.1	$—	$—	$609.1
Franchise and property revenues	766.2	—	—	766.2
Total revenues	1,375.3	—	—	1,375.3
Operating costs and expenses:
Cost of sales	469.9	—	—	469.9
Franchise and property expenses	107.6	—	—	107.6
Selling, general and administrative expenses	298.3	—	—	298.3
(Income) loss from equity method investments	(3.8)	—	—	(3.8)
Other operating expenses (income), net	26.1	—	—	26.1
Total operating costs and expenses	898.1	—	—	898.1
Income from operations	477.2	—	—	477.2
Interest expense, net	134.9	—	—	134.9
Income before income taxes	342.3	—	—	342.3
Income tax expense	92.5	—	—	92.5
Net income	249.8	—	—	249.8
Equity in earnings of consolidated subsidiaries	—	249.8	(249.8)	—
Net income (loss)	249.8	249.8	(249.8)	249.8
Net income (loss) attributable to noncontrolling interests	0.1	0.1	(0.1)	0.1
Net income (loss) attributable to common unitholders	$249.7	$249.7	$(249.7)	$249.7
Comprehensive income (loss)	$345.6	$345.6	$(345.6)	$345.6

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Nine Months Ended September 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,743.1	$—	$—	$1,743.1
Franchise and property revenues	2,229.4	—	—	2,229.4
Total revenues	3,972.5	—	—	3,972.5
Operating costs and expenses:
Cost of sales	1,347.9	—	—	1,347.9
Franchise and property expenses	314.4	—	—	314.4
Selling, general and administrative expenses	917.2	—	—	917.2
(Income) loss from equity method investments	(16.9)	—	—	(16.9)
Other operating expenses (income), net	9.4	—	—	9.4
Total operating costs and expenses	2,572.0	—	—	2,572.0
Income from operations	1,400.5	—	—	1,400.5
Interest expense, net	404.8	—	—	404.8
Income before income taxes	995.7	—	—	995.7
Income tax expense	152.9	—	—	152.9
Net income	842.8	—	—	842.8
Equity in earnings of consolidated subsidiaries	—	842.8	(842.8)	—
Net income (loss)	842.8	842.8	(842.8)	842.8
Net income (loss) attributable to noncontrolling interests	0.5	0.5	(0.5)	0.5
Net income (loss) attributable to common unitholders	$842.3	$842.3	$(842.3)	$842.3
Comprehensive income (loss)	$616.2	$616.2	$(616.2)	$616.2

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Nine months ended September 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$842.8	$842.8	$(842.8)	$842.8
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(842.8)	842.8	—
Depreciation and amortization	137.5	—	—	137.5
Amortization of deferred financing costs and debt issuance discount	21.9	—	—	21.9
(Income) loss from equity method investments	(16.9)	—	—	(16.9)
Loss (gain) on remeasurement of foreign denominated transactions	(19.3)	—	—	(19.3)
Net (gains) losses on derivatives	(24.4)	—	—	(24.4)
Share-based compensation expense	39.3	—	—	39.3
Deferred income taxes	6.1	—	—	6.1
Other	11.1	—	—	11.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(0.3)	—	—	(0.3)
Inventories and prepaids and other current assets	(16.3)	—	—	(16.3)
Accounts and drafts payable	(24.0)	—	—	(24.0)
Other accrued liabilities and gift card liability	(283.6)	—	—	(283.6)
Other long-term assets and liabilities	(31.3)	—	—	(31.3)
Net cash (used for) provided by operating activities	642.6	—	—	642.6
Cash flows from investing activities:
Payments for property and equipment	(53.3)	—	—	(53.3)
Proceeds from disposal of assets, restaurant closures, and refranchisings	1.8	—	—	1.8
Return of investment on direct financing leases	12.3	—	—	12.3
Settlement/sale of derivatives, net	11.2	—	—	11.2
Other investing activities, net	0.3	—	—	0.3
Net cash provided by (used for) investing activities	(27.7)	—	—	(27.7)
Cash flows from financing activities:
Repayments of long-term debt and capital leases	(65.9)	—	—	(65.9)
Distributions on Class A common, preferred and Partnership exchangeable units	—	(517.1)	—	(517.1)
Payments in connection with repurchase of partnership preferred units	—	(60.1)	—	(60.1)
Capital contribution from RBI Inc.	52.9	—	—	52.9
Distributions from subsidiaries	(577.2)	577.2	—	—
Other financing activities, net	1.3	—	—	1.3
Net cash provided by (used for) financing activities	(588.9)	—	—	(588.9)
Effect of exchange rates on cash and cash equivalents	(10.4)	—	—	(10.4)
Increase (decrease) in cash and cash equivalents	15.6	—	—	15.6
Cash and cash equivalents at beginning of period	1,097.4	—	—	1,097.4
Cash and cash equivalents at end of period	$1,113.0	$—	$—	$1,113.0

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Nine Months Ended September 30, 2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$656.9	$656.9	$(656.9)	$656.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(656.9)	656.9	—
Depreciation and amortization	134.9	—	—	134.9
Premiums paid and non-cash loss on extinguishment of debt	75.9	—	—	75.9
Amortization of deferred financing costs and debt issuance discount	25.2	—	—	25.2
(Income) loss from equity method investments	(8.9)	—	—	(8.9)
Loss (gain) on remeasurement of foreign denominated transactions	64.7	—	—	64.7
Net losses on derivatives	23.1	—	—	23.1
Share-based compensation expense	38.0	—	—	38.0
Deferred income taxes	(3.1)	—	—	(3.1)
Other	12.8	—	—	12.8
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	0.3	—	—	0.3
Inventories and prepaids and other current assets	(1.0)	—	—	(1.0)
Accounts and drafts payable	6.8	—	—	6.8
Other accrued liabilities and gift card liability	(161.4)	—	—	(161.4)
Other long-term assets and liabilities	(40.0)	—	—	(40.0)
Net cash provided by operating activities	824.2	—	—	824.2
Cash flows from investing activities:
Payments for property and equipment	(16.9)	—	—	(16.9)
Proceeds from disposal of assets, restaurant closures, and refranchisings	19.6	—	—	19.6
Net payment for purchase of Popeyes, net of cash acquired	(1,635.9)	—	—	(1,635.9)
Return of investment on direct financing leases	11.8	—	—	11.8
Settlement/sale of derivatives, net	771.8	—	—	771.8
Other investing activities, net	(2.3)	—	—	(2.3)
Net cash provided by (used for) investing activities	(851.9)	—	—	(851.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,350.0	—	—	4,350.0
Repayments of long-term debt and capital leases	(1,690.0)	—	—	(1,690.0)
Payment of financing costs	(57.0)	—	—	(57.0)
Distributions on Class A common, preferred and Partnership exchangeable units	—	(451.9)	—	(451.9)
Capital contribution from RBI Inc.	17.5	—	—	17.5
Distributions from subsidiaries	(451.9)	451.9	—	—
Other financing activities, net	(6.2)	—	—	(6.2)
Net cash provided by (used for) financing activities	2,162.4	—	—	2,162.4
Effect of exchange rates on cash and cash equivalents	22.7	—	—	22.7
Increase (decrease) in cash and cash equivalents	2,157.4	—	—	2,157.4
Cash and cash equivalents at beginning of period	1,435.8	—	—	1,435.8
Cash and cash equivalents at end of period	$3,593.2	$—	$—	$3,593.2

Note 17. Subsequent Events
Exchange of Partnership exchangeable units
On October 16, 2018 Partnership received an exchange notice representing 11,106,925 Partnership exchangeable units. In accordance with the terms of the partnership agreement, Partnership intends to satisfy the exchange notice by repurchasing 10,000,000 Partnership exchangeable units with cash and exchanging 1,106,925 Partnership exchangeable units for the same number of newly issued RBI common shares. Pursuant to the partnership agreement, the exchanging holder may withdraw the exchange notice in whole or in part on or before October 30, 2018, at which point the exchange notice will become irrevocable. The issuance of shares will be accounted for as a capital contribution by RBI to Partnership. The exchange of Partnership exchangeable units will be recorded as an increase to the Class A common units balance within partner's capital in our condensed consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner's capital of our condensed consolidated balance sheet in an amount equal to the cash paid by Partnership and the market value of the new issued RBI common shares. Pursuant to the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with such exchange. The exchange date will occur on November 6, 2018. The repurchase of the Partnership exchangeable units is anticipated to be financed with available cash on hand.
Cash Distributions/Dividends
On October 1, 2018, RBI paid a cash dividend of $0.45 per RBI common share to common shareholders of record on September 7, 2018. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per exchangeable unit to holders of record on September 7, 2018.
The RBI board of directors has declared a cash dividend of $0.45 per RBI common share, which will be paid on January 4, 2019 to RBI common shareholders of record on December 17, 2018. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
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
Overview
We are a limited partnership originally formed to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and for Burger King and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. On March 27, 2017, we acquired Popeyes Louisiana Kitchen, Inc. and its consolidated subsidiaries (the "Popeyes Acquisition"). We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $30 billion in system-wide sales and over 25,000 restaurants in more than 100 countries and U.S. territories as of September 30, 2018. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

•
The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Under ASC 606, we recognize gift card breakage income proportionately as each gift card is redeemed using an estimated breakage rate based on our historical experience. Under previously applicable accounting standards, we recognized gift card breakage income for each gift card’s remaining balance when redemption of that balance was deemed remote. This change may impact the timing of when gift card breakage income is recognized.

Please refer to Note 4, Revenue Recognition, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of this change in accounting principle.

PLK Transaction Costs
In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $6.9 million during the three months ended September 30, 2017 and $9.7 million and $49.8 million during the nine months ended September 30, 2018 and 2017, respectively, consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. We did not incur any PLK Transaction costs during the three months ended September 30, 2018 and do not expect to incur any additional PLK Transaction costs.
Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the federal corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations in the current period, and is expected to continue to impact our consolidated results of operations in future periods.
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
We recorded $5.5 million and $19.0 million of costs arising primarily from professional advisory and consulting services associated with corporate restructuring initiatives related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”) during the three and nine months ended September 30, 2018. We expect to continue to incur additional Corporate restructuring and tax advisory fees related to the Tax Act.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses ("Office centralization and relocation costs") totaling $4.1 million and $16.5 million during the three and nine months ended September 30, 2018, respectively, consisting primarily of duplicate rent expense, moving costs, and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Tabular amounts in millions of U.S. dollars unless noted otherwise.

Consolidated	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)			2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$609.1	$631.6	$(22.5)	$(21.6)	$(0.9)	$1,743.1	$1,784.1	$(41.0)	$20.4	$(61.4)
Franchise and property revenues	766.2	577.0	189.2	(17.5)	206.7	2,229.4	1,557.8	671.6	8.7	662.9
Total revenues	1,375.3	1,208.6	166.7	(39.1)	205.8	3,972.5	3,341.9	630.6	29.1	601.5
Operating costs and expenses:
Cost of sales	469.9	493.3	23.4	16.7	6.7	1,347.9	1,376.9	29.0	(15.3)	44.3
Franchise and property expenses	107.6	118.5	10.9	3.3	7.6	314.4	343.2	28.8	(3.9)	32.7
Selling, general and administrative expenses	298.3	100.1	(198.2)	1.4	(199.6)	917.2	318.7	(598.5)	(3.4)	(595.1)
(Income) loss from equity method investments	(3.8)	(4.1)	(0.3)	(0.1)	(0.2)	(16.9)	(8.9)	8.0	0.1	7.9
Other operating expenses (income), net	26.1	21.5	(4.6)	(0.4)	(4.2)	9.4	82.1	72.7	(5.0)	77.7
Total operating costs and expenses	898.1	729.3	(168.8)	20.9	(189.7)	2,572.0	2,112.0	(460.0)	(27.5)	(432.5)
Income from operations	477.2	479.3	(2.1)	(18.2)	16.1	1,400.5	1,229.9	170.6	1.6	169.0
Interest expense, net	134.9	136.0	1.1	0.1	1.0	404.8	375.4	(29.4)	(0.2)	(29.2)
Loss on early extinguishment of debt	—	58.2	58.2	—	58.2	—	78.6	78.6	—	78.6
Income before income taxes	342.3	285.1	57.2	(18.1)	75.3	995.7	775.9	219.8	1.4	218.4
Income tax expense	92.5	38.3	(54.2)	(1.7)	(52.5)	152.9	119.0	(33.9)	(3.0)	(30.9)
Net income	$249.8	$246.8	$3.0	$(19.8)	$22.8	$842.8	$656.9	$185.9	$(1.6)	$187.5

(a)
For items included in our results of operations, we calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)			2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$570.9	$585.5	$(14.6)	$(21.5)	$6.9	$1,627.2	$1,666.8	$(39.6)	$20.1	$(59.7)
Franchise and property revenues	283.0	241.5	41.5	(8.9)	50.4	813.2	666.1	147.1	7.4	139.7
Total revenues	853.9	827.0	26.9	(30.4)	57.3	2,440.4	2,332.9	107.5	27.5	80.0
Cost of sales	436.9	454.2	17.3	16.6	0.7	1,250.2	1,273.8	23.6	(15.1)	38.7
Franchise and property expenses	71.6	83.2	11.6	3.2	8.4	209.9	240.7	30.8	(2.9)	33.7
Segment SG&A	75.8	24.1	(51.7)	0.6	(52.3)	238.4	71.4	(167.0)	(0.7)	(166.3)
Segment depreciation and amortization (b)	25.8	26.1	0.3	0.9	(0.6)	77.9	75.9	(2.0)	(0.9)	(1.1)
Segment income (c)	298.9	294.4	4.5	(10.9)	15.4	829.6	831.7	(2.1)	10.1	(12.2)

(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)
TH segment income includes $3.4 million and $2.8 million of cash distributions received from equity method investments for the three months ended September 30, 2018 and 2017, respectively. TH segment income includes $9.7 million and $8.8 million of cash distributions received from equity method investments for each of the nine months ended September 30, 2018 and 2017.

BK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)			2018	2017	Favorable / (Unfavorable)
Revenues:
Sales	$18.4	$23.4	$(5.0)	$(0.1)	$(4.9)	$56.0	$71.6	$(15.6)	$0.3	$(15.9)
Franchise and property revenues	398.0	290.2	107.8	(8.2)	116.0	1,168.4	802.7	365.7	1.8	363.9
Total revenues	416.4	313.6	102.8	(8.3)	111.1	1,224.4	874.3	350.1	2.1	348.0
Cost of sales	16.9	21.3	4.4	0.1	4.3	50.0	66.1	16.1	(0.2)	16.3
Franchise and property expenses	33.6	33.1	(0.5)	0.1	(0.6)	97.5	98.0	0.5	(1.0)	1.5
Segment SG&A	146.9	38.0	(108.9)	0.3	(109.2)	432.7	110.3	(322.4)	(2.0)	(320.4)
Segment depreciation and amortization (b)	12.0	12.7	0.7	0.1	0.6	36.1	37.9	1.8	(0.4)	2.2
Segment income (d)	231.0	233.9	(2.9)	(7.9)	5.0	681.5	637.8	43.7	(0.7)	44.4

(d)	BK segment income includes $1.2 million of cash distributions received from equity method investments for the nine months ended September 30, 2018.

PLK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2018	2017	Favorable / (Unfavorable)			2018	2017(e)	Favorable / (Unfavorable)
Revenues:
Sales	$19.8	$22.7	$(2.9)	$—	$(2.9)	$59.9	$45.7	$14.2	$—	$14.2
Franchise and property revenues	85.2	45.3	39.9	(0.4)	40.3	247.8	89.0	158.8	(0.5)	159.3
Total revenues	105.0	68.0	37.0	(0.4)	37.4	307.7	134.7	173.0	(0.5)	173.5
Cost of sales	16.1	17.8	1.7	—	1.7	47.7	37.0	(10.7)	—	(10.7)
Franchise and property expenses	2.4	2.2	(0.2)	—	(0.2)	7.0	4.5	(2.5)	—	(2.5)
Segment SG&A	47.5	12.8	(34.7)	—	(34.7)	140.5	27.2	(113.3)	—	(113.3)
Segment depreciation and amortization (b)	2.5	1.6	(0.9)	—	(0.9)	7.7	4.0	(3.7)	—	(3.7)
Segment income	41.5	36.8	4.7	(0.4)	5.1	120.2	70.0	50.2	(0.5)	50.7

(e)
PLK revenues and segment income from the acquisition date of March 27, 2017 through September 30, 2017 are included in our consolidated statement of operations for the nine months ended September 30, 2017.

The following table presents our operating metrics for each of the periods indicated. The operating metrics for 2018 and 2017 have been derived from our internal records. The system-wide sales growth, system-wide sales, comparable sales and net restaurant growth presented for PLK are calculated using the historical information from PLK when it was under previous ownership for the periods prior to the acquisition date of March 27, 2017. Consequently, these metrics for PLK may not necessarily reflect actual data as if PLK had been included in our results for the full year in 2017. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics	2018	2017	2018	2017
System-wide sales growth
TH	2.8%	3.0%	2.4%	3.0%
BK	7.8%	11.2%	9.1%	9.4%
PLK	7.9%	4.5%	9.8%	4.6%
System-wide sales
TH	$1,793.4	$1,812.3	$5,142.8	$4,971.8
BK	$5,544.4	$5,335.0	$16,096.7	$14,773.1
PLK	$956.4	$897.3	$2,797.7	$2,623.5
Comparable sales
TH	0.6%	0.3%	0.1%	(0.2)%
BK	1.0%	3.6%	2.1%	2.6%
PLK	0.5%	(1.8)%	2.1%	(1.5)%

			As of September 30,
			2018	2017
Net restaurant growth
TH			2.7%	4.2%
BK			6.1%	6.6%
PLK (e)			7.6%	5.9%
Restaurant count
TH			4,805	4,680
BK			17,239	16,253
PLK			3,022	2,809

(e)	For 2017, PLK net restaurant growth is for the period from October 3, 2016 through September 30, 2017.
Comparable Sales
TH comparable sales were 0.6% during the three months ended September 30, 2018, reflecting Canada comparable sales of 0.9%, partially offset by softer results in the U.S. Comparable sales in Canada reflect growth in breakfast foods, while softness in the U.S. was driven by weaker sales of brewed coffee and baked goods, partially offset by strength in breakfast foods and cold beverages. For the nine months ended September 30, 2018, TH comparable sales were relatively flat, reflecting Canada comparable sales of 0.5%.
BK comparable sales were 1.0% during the three months ended September 30, 2018, reflecting continued growth in international markets, offset by softer U.S. comparable sales of (0.7)%. Internationally, our comparable sales reflect strength in markets like Brazil and Russia, partially offset by a continuation of softer comparable sales in Germany and Australia. Our results in the U.S. reflect less compelling value offers and the lapping of our strong 2 for $6 launch last year. For the nine months ended September 30, 2018, BK comparable sales of 2.1% reflect U.S. comparable sales of 1.7%.
PLK comparable sales were 0.5% during the three months ended September 30, 2018, reflecting relatively flat comparable sales in the U.S., offset by very strong comparable sales in other markets, including Canada. Our results in the U.S. reflect a shift in media spend towards limited-time offers and away from value. For the nine months ended September 30, 2018, PLK comparable sales of 2.1% reflect U.S. comparable sales 1.2%.

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
During the three months ended September 30, 2018, the decrease in sales was driven by a decrease of $4.9 million in our BK segment, a decrease of $2.9 million in our PLK segment and an unfavorable FX Impact of $21.6 million, partially offset by an increase of $6.9 million in our TH segment. The decrease in our BK and PLK segments was due to Company restaurant refranchisings in prior periods. The increase in our TH segment was driven by an $18.0 million increase in supply chain sales, partially offset by an $11.1 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants. The increase in supply chain sales was due to the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018 and growth in system wide sales.
During the nine months ended September 30, 2018, the decrease in sales was driven by a decrease of $59.7 million in our TH segment and a decrease of $15.9 million in our BK segment, partially offset by an increase of $14.2 million in our PLK segment, primarily as a result of including PLK for a full nine months in 2018 compared to six months in 2017, and a favorable FX Impact of $20.4 million. The decrease in our BK segment was due to Company restaurant refranchisings in prior periods. The decrease in our TH segment was driven by a $39.8 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants, and a $19.9 million decrease in supply chain sales, primarily due to the non-recurrence of last year's roll-out of espresso equipment and related espresso inventory which benefited our results in the first half of 2017, partially offset by the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018.
During the three months ended September 30, 2018, the decrease in cost of sales was driven primarily by a decrease of $4.3 million in our BK segment, a decrease of $1.7 million in our PLK segment, a decrease of $0.7 million in our TH segment and a $16.7 million favorable FX Impact. The decrease in our BK and PLK segments was due to Company restaurant refranchisings in prior periods. The decrease in our TH segment was primarily due to a decrease of $11.8 million in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants, partially offset by an increase of $11.1 million in supply chain cost of sales due to the reclassification of costs from the sales of equipment packages from franchise and property expenses to cost of sales beginning January 1, 2018 and an increase in supply chain sales described above.
During the nine months ended September 30, 2018, the decrease in cost of sales was driven primarily by a decrease of $38.7 million in our TH segment and a decrease of $16.3 million in our BK segment, partially offset by an increase of $10.7 million in our PLK segment, primarily as a result of including PLK for a full nine months in 2018 compared to six months in 2017, and a $15.3 million unfavorable FX Impact. The decrease in our BK segment was due to Company restaurant refranchisings in prior periods. The decrease in our TH segment was primarily due to a decrease of $33.6 million in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants, and a decrease of $5.1 million in supply chain cost of sales primarily due to a decrease in costs in connection with the non-recurrence of last year's roll-out of espresso equipment, partially offset by the reclassification of costs from the sales of equipment packages from franchise and property expenses to costs of sales beginning January 1, 2018.
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

During the three months ended September 30, 2018, the increase in franchise and property revenues was driven by an increase of $116.0 million in our BK segment, an increase of $50.4 million in our TH segment, and an increase of $40.3 million in our PLK segment, partially offset by a $17.5 million unfavorable FX Impact. The increase in our BK, TH and PLK segments reflects the inclusion of advertising fund contributions from franchisees as a result of the application of ASC 606 beginning January 1, 2018 and an increase in royalties driven by system-wide sales growth. These factors were partially offset by a decrease in franchise fees and other revenue, including the deferral of initial and renewal franchise fees as a result of the application of ASC 606 and for our TH segment, the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018.
During the nine months ended September 30, 2018, the increase in franchise and property revenues was driven by an increase of $363.9 million in our BK segment, an increase of $159.3 million in our PLK segment, an increase of $139.7 million in our TH segment, and an $8.7 million favorable FX Impact. The increase in our BK, TH and PLK segments reflects the inclusion of advertising fund contributions from franchisees as a result of the application of ASC 606 beginning January 1, 2018, an increase in PLK franchise and property revenues as a result of including PLK for a full nine months in 2018 compared to six months in 2017, and an increase in royalties driven by system-wide sales growth. These factors were partially offset by a decrease in franchise fees and other revenue, including the deferral of initial and renewal franchise fees as a result of the application of ASC 606 and for our TH segment, the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018.
During the three months ended September 30, 2018, the decrease in franchise and property expenses was driven by a decrease of $8.4 million in our TH segment and a $3.3 million favorable FX Impact, partially offset by an increase of $0.6 million in our BK segment and an increase of $0.2 million in our PLK segment. The decrease in our TH segment was primarily due to the reclassification of expenses from sales of equipment packages from franchise and property expenses to cost of sales beginning January 1, 2018.
During the nine months ended September 30, 2018, the decrease in franchise and property expenses was driven by a decrease of $33.7 million in our TH segment and a decrease of $1.5 million in our BK segment, partially offset by an increase of $2.5 million in our PLK segment, primarily as a result of including PLK for a full nine months in 2018 compared to six months in 2017, and a $3.9 million unfavorable FX Impact. The decrease in our TH segment was primarily due to the reclassification of expenses from sales of equipment packages from franchise and property expenses to cost of sales beginning January 1, 2018.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			$			$
	2018	2017	Favorable / (Unfavorable)	2018	2017	Favorable / (Unfavorable)
Segment SG&A:
TH	$75.8	$24.1	$(51.7)	$238.4	$71.4	$(167.0)
BK	146.9	38.0	(108.9)	432.7	110.3	(322.4)
PLK	47.5	12.8	(34.7)	140.5	27.2	(113.3)
Share-based compensation and non-cash incentive compensation expense	13.8	12.5	(1.3)	44.6	42.9	(1.7)
Depreciation and amortization	4.7	5.8	1.1	15.8	17.1	1.3
PLK Transaction costs	—	6.9	6.9	9.7	49.8	40.1
Corporate restructuring and tax advisory fees	5.5	—	(5.5)	19.0	—	(19.0)
Office centralization and relocation costs	4.1	—	(4.1)	16.5	—	(16.5)
Selling, general and administrative expenses	$298.3	$100.1	$(198.2)	$917.2	$318.7	$(598.5)
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
During the three and nine months ended September 30, 2018, TH, BK and PLK Segment SG&A increased primarily due to the inclusion of advertising fund expenses from the application of ASC 606 beginning January 1, 2018 and an unfavorable FX Impact.
During the three and nine months ended September 30, 2018, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to an increase in the number of equity awards granted during 2018.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the nine months ended September 30, 2018 was primarily driven by the current year recognition of a $20.4 million non-cash dilution gain on the initial public offering by one of our equity method investees, partially offset by an increase in equity method investment net losses that we recognized during the current year.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$7.5	$3.4	$17.2	$14.9
Litigation settlements (gains) and reserves, net	5.1	0.6	(0.6)	1.7
Net losses (gains) on foreign exchange	(3.1)	17.7	(19.3)	64.9
Other, net	16.6	(0.2)	12.1	0.6
Other operating expenses (income), net	$26.1	$21.5	$9.4	$82.1
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements (gains) and reserves, net primarily reflects payments made and proceeds received in connection with litigation matters.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Other, net during the three and nine months ended September 30, 2018 is comprised primarily of an accrual for a payment expected to be made in 2018 in connection with the settlement of certain provisions associated with the 2017 redemption of RBI's preferred shares as a result of recently proposed Treasury regulations.

Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense, net	$134.9	$136.0	$404.8	$375.4
Weighted average interest rate on long-term debt	4.9%	4.8%	4.8%	4.9%
During the three months ended September 30, 2018, interest expense, net decreased primarily due to a $15.9 million benefit during the three months ended September 30, 2018 from our adoption of the new hedge accounting standard, partially offset by higher outstanding debt from the issuance of senior notes during 2017. During the nine months ended September 30, 2018, interest expense, net increased primarily due to higher outstanding debt from incremental term loans and the issuance of senior notes during 2017, partially offset by a $39.4 million benefit during the nine months ended September 30, 2018 from our adoption of the new hedge accounting standard. We expect the benefit from our adoption of the new hedge accounting standard to continue in 2018. Please refer to Note 3, New Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of the adoption of the new hedge accounting standard. Subject to foreign exchange rate movements and other factors, we expect a benefit to continue during 2018.
Loss on Early Extinguishment of Debt
During the three and nine months ended September 30, 2017, we recorded a $58.2 million and $78.6 million loss on early extinguishment of debt, respectively, which primarily reflects the payment of premiums to redeem a portion of our second lien notes during September 2017 and the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our senior secured term loan facility and redemption of a portion of our second lien notes.
Income Tax Expense
Our effective tax rate was 27.0% and 13.4% for the three months ended September 30, 2018 and 2017, respectively. The increase in our effective tax rate was primarily due to the impact of certain aspects of U.S. corporate tax reform, the year to date impact from the realignment of various internal financing arrangements and a lower tax benefit from stock option exercises. The effective tax rate was reduced by 0.9% and 6.8% for the three months ended September 30, 2018 and 2017, respectively, as a result of benefits from stock option exercises.
Our effective tax rate was 15.4% and 15.3% for the nine months ended September 30, 2018 and 2017, respectively. The increase in our effective tax rate was primarily due to the impact of certain aspects of U.S. corporate tax reform, partially offset by a higher tax benefit from stock options exercises. The effective tax rate was reduced by 6.9% and 4.5% for the nine months ended September 30, 2018 and 2017, respectively, as a result of benefits from stock option exercises.
Net Income
We reported net income of $249.8 million for the three months ended September 30, 2018, compared to net income of $246.8 million for the three months ended September 30, 2017. The increase in net income is primarily due to the non-recurrence of $58.2 million of loss on early extinguishment of debt recognized in the prior period, the non-recurrence of $6.9 million of PLK Transaction costs incurred in the prior period, a $4.7 million increase in PLK segment income and a $4.5 million increase in TH segment income. These factors were offset by a $54.2 million increase in income tax expense, the inclusion of $5.5 million of Corporate restructuring and tax advisory fees, a $4.6 million unfavorable change in the results from other operating expenses (income), net, the inclusion of $4.1 million of Office centralization and relocation costs, and a $2.9 million decrease in BK segment income.
We reported net income of $842.8 million for the nine months ended September 30, 2018, compared to net income of $656.9 million for the nine months ended September 30, 2017. The increase in net income is primarily due to the non-recurrence of $78.6 million of loss on early extinguishment of debt recognized in the prior period, a $72.7 million favorable change in results from other operating expenses (income), net, a $50.2 million increase in PLK segment income, primarily as a result of including PLK for a full nine months in 2018 compared to six months in 2017, a $43.7 million increase in BK segment income, and a $40.1 million decrease in PLK Transaction costs. These factors were partially offset by a $33.9 million increase in income tax expense, a $29.4 million increase in interest expense, net, the inclusion of $19.0 million of Corporate restructuring and tax advisory fees, the inclusion of $16.5 million of Office centralization and relocation costs, and a $2.1 million decrease in TH segment income.

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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2018	2017	Favorable / (Unfavorable)		2018	2017	Favorable / (Unfavorable)
Segment income:
TH	$298.9	$294.4	$4.5	1.5%	$829.6	$831.7	$(2.1)	(0.3)%
BK	231.0	233.9	(2.9)	(1.2)%	681.5	637.8	43.7	6.9%
PLK	41.5	36.8	4.7	12.8%	120.2	70.0	50.2	71.7%
Adjusted EBITDA	571.4	565.1	6.3	1.1%	1,631.3	1,539.5	91.8	6.0%
Share-based compensation and non-cash incentive compensation expense	13.8	12.5	(1.3)	(10.4)%	44.6	42.9	(1.7)	(4.0)%
PLK Transaction costs	—	6.9	6.9	100.0%	9.7	49.8	40.1	80.5%
Corporate restructuring and tax advisory fees	5.5	—	(5.5)	NM	19.0	—	(19.0)	NM
Office centralization and relocation costs	4.1	—	(4.1)	NM	16.5	—	(16.5)	NM
Impact of equity method investments (a)	(0.3)	(1.3)	(1.0)	76.9%	(5.9)	(0.1)	5.8	NM
Other operating expenses (income), net	26.1	21.5	(4.6)	(21.4)%	9.4	82.1	72.7	88.6%
EBITDA	522.2	525.5	(3.3)	(0.6)%	1,538.0	1,364.8	173.2	12.7%
Depreciation and amortization	45.0	46.2	1.2	2.6%	137.5	134.9	(2.6)	(1.9)%
Income from operations	477.2	479.3	(2.1)	(0.4)%	1,400.5	1,229.9	170.6	13.9%
Interest expense, net	134.9	136.0	1.1	0.8%	404.8	375.4	(29.4)	(7.8)%
Loss on early extinguishment of debt	—	58.2	58.2	NM	—	78.6	78.6	NM
Income tax expense	92.5	38.3	(54.2)	(141.5)%	152.9	119.0	(33.9)	(28.5)%
Net income	$249.8	$246.8	$3.0	1.2%	$842.8	$656.9	$185.9	28.3%
NM - not meaningful

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Segment income is affected by the application of ASC 606 beginning January 1, 2018, including the deferral of initial and renewal franchise fees and the timing of advertising fund related revenues and expenses. The increase in Adjusted EBITDA for the three months ended September 30, 2018 reflects the increase in segment income in our PLK and TH segments, partially offset by a decrease in our BK segment. During the three months ended September 30, 2018, TH segment income reflected a net benefit from the timing of advertising fund related revenues and expenses. The decrease in BK segment income during the three months ended September 30, 2018 compared to the prior year period is primarily attributable to an unfavorable FX Impact and the deferral of initial and renewal franchise fees. The increase in Adjusted EBITDA for the nine months ended September 30, 2018 reflects the increase in segment income in our BK and PLK segments, primarily as a result of including PLK for a full nine months in 2018 compared to six months in 2017, partially offset by a decrease in our TH segment.
The increase in EBITDA for the three months ended September 30, 2018 is primarily due to an increase in segment income in our PLK and TH segments and a decrease in PLK Transaction costs, partially offset by the inclusion of Office centralization and relocation costs and Corporate restructuring and tax advisory fees, unfavorable results from other operating expenses (income), net in the current period, a decrease in segment income in our BK segment, and an increase in share-based compensation and non-cash incentive compensation expense.
The increase in EBITDA for the nine months ended September 30, 2018 is primarily due to an increase in segment income in our BK and PLK segments, primarily as a result of including PLK for a full nine months in 2018 compared to six months in 2017, favorable results from other operating expenses (income), net in the current period, a decrease in PLK Transaction costs, and favorable results from the impact of equity method investments in the current period, partially offset by the inclusion of Corporate restructuring and tax advisory fees and Office centralization and relocation costs and a decrease in segment income in our TH segment.
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
As of September 30, 2018, we had cash and cash equivalents of $1,113.0 million and working capital of $414.6 million and borrowing availability of $495.4 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On October 16, 2018, Partnership received an exchange notice representing 11,106,925 Partnership exchangeable units. In accordance with the terms of the partnership agreement, Partnership intends to satisfy the exchange notice by repurchasing 10,000,000 Partnership exchangeable units with cash and exchanging 1,106,925 Partnership exchangeable units for the same number of newly issued RBI common shares. The exchange date will occur on November 6, 2018 and the repurchase of Partnership exchangeable units for cash will be based on the weighted average trading price of RBI common shares on the New York Stock Exchange in U.S. dollars for the 20 consecutive trading days ending on the last business day prior to the exchange date, per the terms of the partnership agreement. The repurchase of the Partnership exchangeable units is anticipated to be financed with available cash on hand.
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
Debt Instruments and Debt Service Requirements
As of September 30, 2018, our long-term debt is comprised primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2015 4.625% Senior Notes, and 2017 5.00% Senior Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 9 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
On October 2, 2018, two of our subsidiaries (the "Borrowers") entered into a third amendment (the "Third Amendment") to the credit agreement (the "Credit Agreement") governing our senior secured term loan facility (the "Term Loan Facility") and our senior secured revolving credit facility of up to $500.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility") and together with the Term Loan Facility, the "Credit Facilities"). The Third Amendment amends the Credit Agreement to (i) exclude from GAAP any applicable changes with respect to revenue recognition such that the revenue recognition standards from Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition, solely as it relates to initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements, shall continue to apply; (ii) provide for mandatory prepayments equal to 50%, 25% and 0% of annual excess cash flow of the Borrowers and their subsidiaries if the first lien senior secured leverage ratio is above 4.00x, between 3.75x and 4.00x and below 3.75x, respectively (rather than above 3.75x, between 3.50x and 3.75x and below 3.50x, respectively); and (iii) allow for unlimited restricted payments when the total leverage ratio is not greater than 4.75x (rather than 4.50x).
As of September 30, 2018, there was $6,340.3 million outstanding principal amount under our senior secured term loan facility (the "Term Loan Facility") with an interest rate of 4.49%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of September 30, 2018, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $288.9 million in interest payments and $51.1 million in principal payments. In addition, based on LIBOR as of September 30, 2018, net cash settlements that we expect to pay on our $3,500.0 million interest rate swap are estimated to be approximately $10.1 million for the next twelve months.
As of September 30, 2018, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities"), had $4.6 million of letters of credit issued against the facility, and our borrowing availability was $495.4 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125.0 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
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
Senior Notes
The Borrowers are party to (i) an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500.0 million of 4.25% first lien senior secured notes due May 15, 2024 (the “2017 4.25% Senior Notes”), (ii) an indenture (the “2015 4.625% Senior Notes Indenture”) in connection with the issuance of $1,250.0 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 4.625% Senior Notes”) and (iii) an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800.0 million of 5.00% second lien senior secured notes due October 15, 2025 (the “2017 5.00% Senior Notes”). No principal payments are due on the 2017 4.25% Senior Notes, 2015 4.625% Senior Notes and 2017 5.00% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at September 30, 2018, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $261.6 million in interest payments.

Restrictions and Covenants
As of September 30, 2018, we were in compliance with all debt covenants under the Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions/Dividends
On October 1, 2018, RBI paid a cash dividend of $0.45 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.45 per RBI common share, which will be paid on January 4, 2019 to RBI common shareholders of record on December 17, 2018. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of October 19, 2018, we had outstanding 202,006,067 Class A common units issued to RBI and 217,543,591 Partnership exchangeable units.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $642.6 million during the nine months ended September 30, 2018, compared to $824.2 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by an increase in income tax payments, primarily due to the payment of accrued income taxes related to the December 2017 redemption of preferred shares, an increase in interest payments, an increase in cash used for working capital and a decrease in TH segment income. These factors were partially offset by an increase in PLK segment income, primarily as a result of including PLK for a full nine months in 2018 compared to six months in 2017, and an increase in BK segment income.
Investing Activities
Cash used for investing activities was $27.7 million for the nine months ended September 30, 2018, compared to cash used for investing activities of $851.9 million during the same period in the prior year. The change in investing activities was driven primarily by net cash used for the Popeyes Acquisition during 2017, partially offset by proceeds from the settlement of derivatives in 2017 and an increase in capital expenditures during 2018.
Financing Activities
Cash used for financing activities was $588.9 million for the nine months ended September 30, 2018, compared to cash provided by financing activities of $2,162.4 million during the same period in the prior year. The change in financing activities was driven primarily by proceeds from the issuance of long-term debt in 2017, an increase in RBI common share dividends and distributions on Partnership exchangeable units during 2018 and the 2018 payments in connection with the December 2017 redemption of preferred shares. These factors were partially offset by the repayment of a portion of our second lien senior notes in 2017, repayment of a portion of our term loan in 2017, the repayment of debt assumed in connection with the Popeyes Acquisition in 2017, payment of financing costs in 2017, preferred dividend payments in 2017 and higher proceeds from stock option exercises in 2018.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2018 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC and Canadian securities regulatory authorities on February 23, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2018. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
Beginning January 1, 2018, we integrated Popeyes into our overall internal control over financial reporting framework.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm that, other than changes in internal controls disclosed above, there were no changes in Partnership’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (ii) the amount and timing of additional general and administrative expenses associated with the Popeyes Acquisition; (iii) the amount and timing of additional general administrative expenses associated with the centralization and relocation of our Canadian and U.S. restaurant support centers; (iv) the amount and timing of additional Corporate restructuring and tax advisory fees related to the Tax Act; (v) our estimates with respect to tax matters as a result of the Tax Act, including the impacts of the Tax Act and the anticipated timing of finalizing our estimates; (vi) the amount and timing of the repurchase of exchangeable units, the exchange of exchangeable units into our common shares and the source of funds used to satisfy such obligations; and (vii) certain accounting and tax matters.
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

Part II – Other Information
Item 1. Legal Proceedings

On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. and Burger King Corporation in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against Restaurant Brands International Inc., Burger King Worldwide, Inc. and Burger King Corporation in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situation. The plaintiffs in both cases seek to certify a class; however, as of the date of this filing no hearings or motions have been filed or held regarding class certification in either case. Both of the complaints allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. While we currently believe that these complaints are without merit and intend to vigorously defend against these lawsuits, we are unable to predict the ultimate outcome of either case.

In connection with two lawsuits filed in the Ontario Superior Court of Justice by franchisees of Tim Hortons restaurants and described in Part 1, Item 3 of our Annual Report on Form 10-K filed on February 23, 2018, the court granted our motion to strike the named individuals and RBI on October 22, 2018.
Item 6. Exhibits

Exhibit Number	Description

10.10(h)
Amendment No. 3, dated October 2, 2018, to the Credit Agreement (incorporated herein by reference to Exhibit 10.10(h) to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2018).

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: October 24, 2018	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)