Form 10-K
period 2018-12-31
Restaurant Brands International Limited Partnership
filed 2019-02-22
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36787

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
(Exact name of Registrant as Specified in Its Charter)

Canada	98-1206431
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 King Street West, Suite 300 Toronto, Ontario	M5X 1E1
(Address of Principal Executive Offices)	(Zip Code)
(905) 845-6511
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Exchangeable Limited Partnership Units	Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Class B exchangeable limited partnership units held by non-affiliates of the registrant on June 30, 2018, computed by reference to the closing price for such units on the Toronto Stock Exchange on such date, was C$825,283,770.
The number of the registrant’s Class B exchangeable limited partnership units and Class A common units outstanding as of February 11, 2019 was 207,510,471 units and 202,006,067 units, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement of Restaurant Brands International Inc., the registrant’s general partner, for the 2019 Annual and Special Meeting of Shareholders of Restaurant Brands International Inc., which is to be filed no later than 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
2018 FORM 10-K ANNUAL REPORT

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

Part I
Item 1. Business
Company Overview
We are a limited partnership originally formed to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and Burger King and its consolidated subsidiaries, and, since our acquisition of Popeyes in March 2017, Popeyes and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $30 billion in system-wide sales and over 25,000 restaurants in more than 100 countries and U.S. territories as of December 31, 2018. Our Tim Hortons®, Burger King® and Popeyes® brands have similar franchise business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices. As of December 31, 2018, approximately 100% of total restaurants for each of our brands was franchised.
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
Our Tim Hortons® Brand
Founded in 1964, Tim Hortons (“TH”) is one of the largest donut/coffee/tea restaurant chains in North America and the largest in Canada as measured by total number of restaurants. As of December 31, 2018, we owned or franchised a total of 4,846 TH restaurants. TH restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.
Our Burger King® Brand
Founded in 1954, Burger King (“BK”) is the world’s second largest fast food hamburger restaurant (“FFHR”) chain as measured by total number of restaurants. As of December 31, 2018, we owned or franchised a total of 17,796 BK restaurants in more than 100 countries and U.S. territories. BK restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items.
Our Popeyes® Brand
Founded in 1972, Popeyes (“PLK”) is the world’s second largest quick service chicken concept as measured by total number of restaurants. As of December 31, 2018, we owned or franchised a total of 3,102 PLK restaurants. PLK restaurants are quick service restaurants that distinguish themselves with a unique “Louisiana” style menu featuring spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items.
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

Operating Segments
Our business consists of three operating segments, which are also our reportable segments: (1) TH; (2) BK; and (3) PLK. Additional financial information about our reportable segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Restaurant Development
As part of our development approach for our brands in the U.S., we have granted limited development rights in specific areas to franchisees in connection with area development agreements. We expect to enter into similar arrangements in 2019 and beyond. In Canada, we have not granted exclusive or protected areas to any BK or TH franchisees, with limited exceptions.
As part of our international growth strategy for all of our brands, we have established master franchise and development agreements in a number of markets. For BK and TH, we have also created strategic master franchise joint ventures in which we received a meaningful minority equity stake in each joint venture. We will continue to evaluate opportunities to accelerate international development of all three of our brands, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees.
Advertising and Promotions
In general, franchisees fund substantially all of the marketing programs for each of our brands by making contributions ranging from 2.0% to 5.0% of gross sales to advertising funds managed by us or by the franchisees. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives and other support functions for the respective brands.
We manage the advertising funds for each of our brands in the U.S. and Canada, as well as in certain other markets for BK. However, in many international markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide franchisees with advertising support and guidance in order to deliver a consistent global brand message.
Product Development
New product development is a key driver of the long-term success of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Based on guest feedback, we drive product innovation in order to satisfy the needs of our guests around the world. This strategy will continue to be a focus in 2019 and beyond.
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
TH products are sourced from a combination of third-party suppliers and our own manufacturing facilities. To protect our proprietary blends, we operate two coffee roasting facilities in Ancaster, Ontario and Rochester, New York, where we blend all of the coffee for our TH restaurants and, where practical, for our take home, packaged coffee. Our fondant and fills manufacturing facility in Oakville, Ontario produces, and is the primary supplier of, the ready-to-use glaze, fondants, fills and syrups which are used in a number of TH products. As of December 31, 2018, we have only one or a few suppliers to service each category of products sold at our system restaurants.
We sell most raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to TH restaurants in Canada and the U.S. We purchase those raw materials from multiple suppliers and generally have alternative sources of supply for each. While we have multiple suppliers for coffee from various coffee-producing regions, the available supply and price for high-

quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high-quality coffee beans at acceptable prices.
Our TH business has significant supply chain operations, including procurement, warehousing and distribution, to supply paper and dry goods to a substantial majority of our Canadian restaurants, and procure and supply frozen baked goods and some refrigerated products to most of our Ontario and Quebec restaurants. We act as a distributor to TH restaurants in Canada through five distribution centers located in Canada. In 2018, we announced plans to build two new warehouses in Western Canada and to renovate an existing warehouse in Eastern Canada to facilitate the supply of frozen and refrigerated products in those markets. We expect to complete these projects in 2020. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors.
All of the products used in our BK and PLK restaurants are sourced from third-party suppliers. In the U.S. and Canada, there is a purchasing cooperative for each brand that negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks which we negotiate separately under long-term agreements) and other products used in BK and PLK restaurants. The purchasing agent is also authorized to purchase and manage distribution services on behalf of most of the BK and PLK restaurants in the U.S. and Canada. PLK also utilizes exclusive suppliers for certain of its proprietary products. As of December 31, 2018, four distributors serviced approximately 87% of BK restaurants in the U.S. and five distributors serviced approximately 85% of PLK restaurants in the U.S.
In 2000, Burger King Corporation entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply BK restaurants with their products and which obligate restaurants in the U.S. to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2018, we estimate that it will take approximately 7 years to complete the Coca-Cola purchase commitment and approximately 11 years to complete the Dr Pepper/Snapple, Inc. purchase commitment. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $413 million as of December 31, 2018 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs. We have also entered into long-term beverage supply arrangements with certain major beverage vendors for the TH and PLK brands in the U.S. and Canada.
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
U.S. and Canada. TH franchisees in the U.S. and Canada operate under several types of license agreements, with a typical term for a standard restaurant of 10 years plus renewal period(s) of 10 years in the aggregate for Canada and a typical term of 20 years for the U.S. TH franchisees who lease land and/or buildings from us typically pay a royalty of 3.0% to 4.5% of weekly restaurant gross sales. Our license agreements contemplate a one-time franchise fee which must be paid in full before the restaurant opens for business and upon the grant of an additional term. Under a separate lease or sublease, TH franchisees typically pay monthly rent based on the greater of a fixed monthly payment and contingent rental payments based on a percentage (usually 8.5% to 10.0%) of monthly gross sales or flow through monthly rent based on the terms of an underlying lease. Where the franchisee owns the premises, leases it from a third party or enters into a flow through lease with TH, the royalty is typically increased. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, may vary from those described above and are negotiated on a case-by-case basis.
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
In an effort to improve the image of our BK restaurants in the U.S., we offered U.S. franchisees reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants to our modern image during 2016, 2017 and 2018 and we plan to continue to offer remodel incentives to U.S. franchisees during 2019. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2027. However, we expect this impact to be partially mitigated as incentive programs granted in prior years will expire and we will also be entering into new franchise agreements for BK restaurants in the U.S. with a 4.5% royalty rate. For PLK, we offered development incentive programs in 2017 pursuant to which we reduced or waived franchise fees and royalty payments to encourage our PLK franchisees to develop and open new restaurants. Most of these programs were discontinued in 2018.
International. Historically, we entered into franchise agreements for each BK restaurant in our international markets with up-front franchise fees and monthly royalties and advertising contributions typically of up to 5.0% of gross sales. However, as part of the international growth strategy for each of our brands, we have entered into master franchise agreements or development agreements that grant franchisees exclusive or non-exclusive development rights and, in some cases, require them to provide support services to other franchisees in their markets. In 2018, we entered into master franchise agreements for the TH brand in China, for the PLK brand in Brazil and the Philippines, and for the BK brand in the Netherlands. The up-front franchise fees and royalty rate paid by master franchisees or exclusive developers vary from country to country, depending on the facts and circumstances of each market. We expect to continue implementing similar arrangements for our brands in 2019 and beyond.
Franchise Restaurant Leases. We leased or subleased 3,571 properties to TH franchisees, 1,634 properties to BK franchisees, and 79 properties to PLK franchisees as of December 31, 2018 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance.
Intellectual Property
We own valuable intellectual property relating to our brands, including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, some of which are of material importance to our TH, BK and PLK businesses. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents of varying duration relating to equipment used in BK and TH restaurants.
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
Government Regulations and Affairs
General. We and our franchisees are subject to various laws and regulations including (i) licensing and regulation relating to health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; (ii) information security, privacy and consumer protection laws; and (iii) other laws regulating the design, accessibility and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our franchisees and our performance. These regulations include food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we are or may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in Canada, the U.S., the United Kingdom and Spain. Certain countries, provinces, states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the U.S. federal level as well as in Ontario.
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
Environmental Matters
Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations and the operations of our franchisees; however, we do not believe that compliance with applicable environmental regulations will have a material effect on our capital expenditures, financial condition, results of operations, or competitive position. Increased focus by U.S., Canadian and international governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, or actual or perceived effect of changes in weather patterns, climate or water resources could have a direct impact on the operations of our brands in ways that we cannot predict at this time.
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
Our Employees
As of December 31, 2018, we had approximately 6,000 employees in our restaurant support centers, regional offices, distribution centers, manufacturing facilities, field operations and Company restaurants. Our franchisees are independent business owners so their employees are not our employees and therefore are not included in our employee count.
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
A copy of our Corporate Governance Guidelines, Code of Business Ethics and Conduct for Non-Restaurant Employees, Code of Ethics for Executive Officers, Code of Conduct for Directors and the Charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Conflicts Committee and Operations and Strategy Committee of the board of directors of RBI are posted in the Investor Relations section of RBI’s website at www.rbi.com.
Our principal executive offices are located at 130 King Street West, Suite 300, Toronto, Ontario M5X 1E1, Canada. Our telephone number is (905) 845-6511.

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
Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our customers' digital experience through expanded mobile ordering, delivery and social interaction. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future.
Our success depends on the value of our brands and the failure to preserve their value and relevance could have a negative impact on our financial results.
We depend in large part on the value of the TH, BK and PLK brands. To be successful in the future, we must preserve, enhance and leverage the value of our brands. Brand value is based in part on consumer tastes, preferences and perceptions on a variety of factors, including the nutritional content, methods of production and preparation of our products and our business practices. Consumer acceptance of our products may be influenced by or subject to change for a variety of reasons. For example, adverse publicity associated with nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, may drive popular opinion against quick service restaurants in general, which may impact the demand for our products. Moreover, health campaigns against products we offer in favor of foods that are perceived as healthier may affect consumer perception of our product offerings and impact the value of our brands.
In addition, adverse publicity related to litigation, regulation (including initiatives intended to drive consumer behavior) or incidents involving us, our franchisees, competitors or suppliers may impact the value of our brands by discouraging customers from buying our products. Perceptions may also be affected by activist campaigns to promote adverse perceptions of the quick service restaurant industry or our brands and/or our operations, suppliers, franchisees or other partners such as campaigns aimed at sustainability or living-wage opinions. Consumer demand for our products and our brand equity could diminish if we, our employees or our franchisees or other business partners fail to preserve the quality of our products, act or are perceived to act as unethical, illegal, racially-biased or in a socially irresponsible manner, including with respect to the sourcing, content or sale of our products or the use of consumer data for general or direct marketing or other purposes, fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets. If we are unsuccessful in addressing consumer adverse perceptions, our brands and our financial results may suffer.
Economic conditions have adversely affected, and may continue to adversely affect, consumer discretionary spending which could negatively impact our business and operating results.
We believe that our restaurant sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. There can be no assurance that governmental or other responses to economic challenges will restore or maintain consumer confidence. As a result of these factors, during recessionary periods we and our franchisees may experience reduced sales and profitability, which may cause our business and operating results to suffer.
Our substantial leverage and obligations to service our debt could adversely affect our business.
As of December 31, 2018, we had aggregate outstanding indebtedness of $12,038 million, including a senior secured term loan facility in an aggregate principal amount of $6,338 million, senior secured first lien notes in an aggregate principal amount of $2,750 million and senior secured second lien notes in an aggregate principal amount of $2,800 million. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.
Our substantial leverage could have important potential consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, changes in our business and general adverse economic and industry conditions;

•
requiring the dedication of a substantial portion of our cash flow from operations to our debt service, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, distributions, share repurchases or other corporate purposes;

•	increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;

•	placing us at a competitive disadvantage as compared to certain of our competitors who are not as highly leveraged;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	exposing us to the risk of increased interest rates as borrowings under our credit facilities are subject to variable rates of interest;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing; and

•	exposing us to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and substantially all of our debt is denominated in U.S. dollars.
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
The terms of our indebtedness include a number of restrictive covenants that, among other things, limit our ability to:

•	incur additional indebtedness or guarantee or prepay indebtedness;

•	pay dividends on, repurchase or make distributions in respect of capital stock;

•	make investments or acquisitions;

•	create liens or use assets as security in other transactions;

•	consolidate, merge, sell or otherwise dispose of substantially all of our or our subsidiaries’ assets;

•	make intercompany transactions; and

•	enter into transactions with affiliates.
These limitations may hinder our ability to finance future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. In addition, our ability to comply with these covenants and restrictions may be affected by events beyond our control.
A breach of the covenants under our indebtedness could result in an event of default under the applicable agreement. In the event of default, our debt holders may accelerate repayment of such debt, which may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In addition, default under our senior secured credit facilities would also permit the lenders thereunder to terminate all other commitments to extend additional credit under the senior secured credit facilities. Similarly, in the event of a change of control, pursuant to the terms of our indebtedness, we may be required to repay our credit facilities, or offer to repurchase the senior secured first lien and second lien notes. In addition, our future indebtedness may also be subject to mandatory repurchase or repayment upon a future change of control. Such current and future terms could have the effect of delaying or preventing a future change of control or may discourage a potential acquirer from proposing or completing a transaction that may otherwise have presented a premium to our unitholders.
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
Under our franchise agreements, we can, among other things, establish operating procedures and approve suppliers, distributors and products. However, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or standards set by applicable law, including sanitation and pest control standards. Any operational shortcoming of a franchise restaurant is likely to be attributed by guests to the entire brand, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. We may not be able to identify problems and take effective action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.
Our operating results depend on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.
Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. Our marketing and advertising programs may not be successful or we may fail to develop commercially successful new products, which may lead us to fail to attract new guests and retain existing guests, which, in turn, could materially and adversely affect our results of operations. Moreover, because franchisees contribute to advertising funds based on a percentage of gross sales at their franchise restaurants, advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs. Furthermore, to the extent that we use value offerings in our marketing and advertising programs to drive traffic, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment.
In addition, we continue to focus on restaurant modernization and technology and digital engagement in order to transform the restaurant experience. As part of these initiatives we are seeking to improve our service model and strengthen relationships with customers, digital channels, loyalty initiatives, mobile ordering and payment systems and delivery initiatives. These initiatives may not have the anticipated impact on our franchise sales and therefore we may not fully realize the intended benefits of these significant investments.
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
We have adopted a master franchise development model for all of our brands, which in markets with strong growth potential may include participating in strategic joint ventures, to accelerate international growth. These new arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage our restaurants in a specific country or countries. A joint venture partnership involves special risks, including the following: our joint venture partners may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.
If we are unable to effectively manage our growth, it could adversely affect our business and operating results.
We are the indirect holding company for TH, BK, and PLK and their respective consolidated subsidiaries with over 25,000 restaurants, of which approximately 100% are franchised restaurants. In addition, our growth strategy includes strategic expansion in existing and new markets, and contemplates a significant acceleration in the growth in the number of new restaurants. As our franchisees are independent third parties, we have expended and may need to continue to expend substantial financial and managerial resources to enhance our existing restaurant management systems, financial and management controls, information systems and personnel to accurately capture and reflect the financial and operational activities at our franchise restaurants. On occasion we have encountered, and may in the future encounter, challenges in receiving these results from our franchisees in a consistent and timely manner. If we are not able to effectively manage the management and information demands associated with the significant growth of our franchise system, then our business and operating results could be negatively impacted.
Sub-franchisees could take actions that could harm our business and that of our master franchisees.
Our business model contemplates us entering into agreements with master franchisees that permit them to develop and operate restaurants in defined geographic areas. As permitted by certain of these agreements, master franchisees may elect to license sub-

franchisees to develop and operate TH, BK, or PLK restaurants, as applicable in the geographic area covered by the agreement. These agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income ultimately paid to us could be adversely affected, and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.
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
We report our results in U.S. dollars, which is our reporting currency. The operations of TH, BK, and PLK that are denominated in currencies other than the U.S. dollar are translated to U.S. dollars for our financial reporting purposes, and are therefore impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our combined business. Although we attempt to minimize these risks through geographic diversification and the utilization of derivative financial instruments, our risk management strategies may not be effective and our results of operations could be adversely affected.
Increases in food and commodity costs or shortages or interruptions in the supply or delivery of our food could harm our operating results and the results of our franchisees.
Our profitability and the profitability of our franchisees will depend in part on our ability to anticipate and react to changes in food and commodity and supply costs. With respect to our TH business, volatility in connection with certain key commodities that we purchase in the ordinary course of business can impact our revenues, costs and margins. If commodity prices rise, franchisees may experience reduced sales due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. In addition, the markets for beef and chicken are subject to significant price fluctuations due to seasonal shifts, climate conditions, the cost of grain, disease, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances unpredictable. Such increases in commodity costs may materially and adversely affect our business and operating results.
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
If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Moreover, shortages or interruptions in the availability and delivery of food, beverages and other suppliers to our restaurants may increase costs or reduce revenues. As of December 31, 2018, we have only one or a few suppliers to service each category of products sold at our TH and PLK restaurants, and the loss of any one of these suppliers would likely adversely affect our business.
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
Many of our system restaurants are located on leased premises. As leases underlying our Company and franchise restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our sales and our brand-building initiatives could be adversely affected. Furthermore, in general, we cannot cancel existing leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease. In addition, the value of our owned real estate assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation.
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
Food safety is a top priority for us and we dedicate substantial resources to ensure that our customers enjoy safe, high-quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any report or publicity, including through social media, linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Such occurrence at restaurants of competitors could adversely affect restaurant sales as a result of negative publicity about the foodservice industry generally. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees.
Some of our products contain caffeine, dairy products, fats, sugar and other compounds and allergens, the health effects of which are the subject of public scrutiny, including suggesting that excessive consumption of caffeine, beef, sugar and other compounds can lead to a variety or adverse health effects. Particularly in the U.S., there is increasing consumer awareness of the health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. An unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products. A decrease in customer traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.
Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, terrorist attacks or threats or catastrophic events.
Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions and health pandemics whether occurring in Canada, the United States or abroad, can keep customers in the affected area from dining out and result in lost opportunities for our restaurants. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism or heightened security requirements will have on our future operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales during these periods hurts our and our franchisees' operating margins and can result in restaurant operating losses.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). This new legislation significantly modifies the Internal Revenue Code of 1986, as amended (the “Code”). Among other things, it reduces the U.S. federal corporate tax rate and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system (including providing for a 100% dividends received deduction in respect of non-U.S. source income received by certain U.S. recipients from certain non-U.S. corporations). The Tax Act also puts in place a number of provisions that may adversely impact us, including (i) a provision designed to tax currently global intangible low-taxed income (GILTI)

(effectively, non-U.S. income in excess of a deemed return on tangible assets of non-U.S. corporations), with (subject to certain limitations) a potential offset by foreign tax credits (ii) a base erosion anti-abuse tax (BEAT) that eliminates the deduction of certain base-erosion payments made to related non-U.S. corporations and imposes a minimum tax if greater than regular tax, (iii) significant additional limitations on the deductibility of interest, (iv) a one-time transition tax on certain unrepatriated earnings of non-U.S. subsidiaries that may, if elected, be paid over eight years, (v) limitations on the deductibility of certain executive compensation and (vi) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability. The provisions of the Tax Act are complex and likely will be the subject of additional regulatory and administrative guidance, which may adversely affect us. Accordingly, our effective tax rate and results of operations could be adversely impacted.
Unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in Canada, the United States, and numerous foreign jurisdictions. A taxation authority may disagree with certain of our views, including, for example, the allocation of profits by tax jurisdiction, and the deductibility of our interest expense, and may take the position that material income tax liabilities, interest, penalties, or other amounts are payable by us, in which case, we expect to contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful, the implications could be materially adverse to us and affect our effective income tax rate or operating income.
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
As Canadian entities, RBI and Partnership generally would be classified as foreign entities (and, therefore, non-U.S. tax residents) under general rules of U.S. federal income taxation. Section 7874 of the Code, however, contains rules that result in a non-U.S. corporation being taxed as a U.S. corporation for U.S. federal income tax purposes, unless certain tests, applied at the time of the acquisition, regarding ownership of such entities (as relevant here, ownership by former Burger King shareholders) or level of business activities (as relevant here, business activities in Canada by us and our affiliates, including RBI), were satisfied at such time. The U.S. Treasury Regulations apply these same rules to non-U.S. publicly traded partnerships, such as Partnership. These statutory and regulatory rules are relatively new, their application is complex and there is little guidance regarding their application.
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

Moreover, the U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where Partnership and/or RBI and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. In particular, specific attention has been paid to “base erosion and profit shifting”, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the countries in which we do business could change on a prospective or retroactive basis, and any such change could adversely affect us.
We may not be able to adequately protect our intellectual property, which could harm the value of our brands and branded products and adversely affect our business.
We depend in large part on the value of our brands, which represent approximately 48% of the total assets on our balance sheet as of December 31, 2018. We believe that our brands are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brands and the respective branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the U.S., Canada and foreign jurisdictions. Not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S.
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
We may from time to time, in the ordinary course of business, be subject to litigation relating to matters including, but not limited to, disputes with franchisees, suppliers, employees, team members, and customers, as well as disputes over our intellectual property. For example, there have recently been multiple class action lawsuits filed against us regarding the no-poaching provision of our BK franchise agreements in the U.S. Active and potential disputes with franchisees could damage our brand reputation and our relationships with our broader franchise base.
Such litigation may be expensive to defend, harm our reputation and divert resources away from our operations and negatively impact our reported earnings. Furthermore, legal proceedings against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee.
We, or our business partners, may become subject to claims for infringement of intellectual property rights and we may be required to indemnify or defend our business partners from such claims. Should management’s evaluation of our current exposure to legal matters pending against us prove incorrect and such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our financial condition or results of operations may be adversely affected.
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
Additionally, we, our franchisees and our supply chain are subject to risks and costs arising from the effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. These risks also include the increased pressure to make commitments, set targets or establish additional goals and take actions to meet them. These risks could expose us to market, operational and execution costs or risks. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.
The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation, results of operation and financial condition.
In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, our franchisees, vendors and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information and credit card information and our franchisees collect similar information. Some of this personal information is held and managed by our franchisees and certain of our vendors. A third-party may be able to circumvent the security and business controls we use to limit access and use of personal information, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties, indemnification claims and potential litigation against us which could negatively impact our results of operations and financial condition. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet certain requirements regarding the handling of personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. As a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, even if no breach has been attempted or has occurred, can adversely impact our brand and reputation, and thereby materially impact our business.
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
As our reliance on technology has increased, so have the risks posed to our systems. We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants, as well as the systems of our third party vendors to whom we outsource certain administrative functions. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disruption or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from problems with transitioning to upgraded or replacement systems, internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If any of our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach due to human error.
In addition, we receive and maintain certain personal information about our customers, franchisees and employees, and our franchisees receive and maintain similar information. For example, in connection with credit card transactions, we and our franchisees collect and transmit confidential credit card information by way of retail networks. We also maintain important internal data, such as personally identifiable information about our employees and franchisees and information relating to our operation. Our use of personally identifiable information is regulated by applicable laws and regulations. If our security and information systems or those of our franchisees are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our restaurant operations and results of operations and financial condition. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance.
Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. If someone is able to circumvent our data security measures or that of third parties with whom we do business, including our franchisees, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, liability, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
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
We have outsourced certain administrative functions for our business to third-party service providers. We also outsource certain information technology support services and benefit plan administration. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.
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
Risks Related to our Partnership Exchangeable Units
3G RBH owns approximately 41% of the combined voting power with respect to RBI, and its interests may conflict with or differ from the interests of the other shareholders.
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns approximately 92% of the Partnership exchangeable units and approximately 41% of the combined voting power with respect to RBI. The interests of 3G RBH and its principals may not always be aligned with the interests of the other holders of Partnership exchangeable units. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power of RBI, it will continue to be able to strongly influence or effectively control the business decisions of RBI and Partnership. 3G RBH and its principals may have interests that are different from those of the other holders of Partnership exchangeable units, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of the other holders of Partnership exchangeable units.
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
Although the board of directors of RBI declared a cash dividend on the RBI common shares (requiring a corresponding distribution with respect to our Partnership exchangeable units) for each quarter of 2018 and for the first quarter of 2019, any future dividends on the RBI common shares and distributions on Partnership exchangeable units will be determined at the discretion of the board of directors of RBI and will depend upon results of operations, financial condition, contractual restrictions, including the terms of agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that the board of directors of RBI deems relevant. Although RBI is targeting a total of $2.00 in declared dividends per RBI common share and distributions per Partnership exchangeable unit for 2019, there is no assurance that RBI will achieve its target total dividend for 2019 and satisfy our debt service and other obligations. Realization of a gain on an investment in RBI common shares and in Partnership exchangeable units will depend on the appreciation of the price of the RBI common shares or the Partnership exchangeable units, which may never occur.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Toronto, Ontario and consists of approximately 65,000 square feet which we lease. Our U.S. headquarters is located in Miami, Florida and consists of approximately 150,000 square feet which we lease. We also lease office property in Switzerland and Singapore. Related to the TH business, we own five distribution centers, two manufacturing plants and three offices throughout Canada. In addition, we lease two offices and one cross-docking facility in Canada and one manufacturing plant in the U.S. In 2018, we announced plans to build two new warehouses in Western Canada and to renovate an existing warehouse in Eastern Canada to facilitate the supply of frozen and refrigerated products in those markets. We expect to complete these projects in 2020.
As of December 31, 2018, our restaurant footprint was as follows:

	TH	BK	PLK	Total
Franchise Restaurants(1)
Sites owned by us and leased to franchisees	748	707	33	1,488
Sites leased by us and subleased to franchisees	2,823	927	46	3,796
Sites owned/leased directly by franchisees	1,268	16,112	2,982	20,362
Total franchise restaurant sites	4,839	17,746	3,061	25,646
Company Restaurants
Sites owned by us	3	15	10	28
Sites leased by us	4	35	31	70
Total company restaurant sites	7	50	41	98
Total system-wide restaurant sites	4,846	17,796	3,102	25,744
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
On June 19, 2017, a claim was filed in the Ontario Superior Court of Justice against The TDL Group Corp, a subsidiary of RBI, RBI, the Tim Hortons Ad Fund and certain individual defendants. The plaintiff, a franchisee of two Tim Hortons restaurants, seeks to certify a class of all persons who have carried on business as a Tim Hortons franchisee in Canada at any time after December 15, 2014. The claim alleges various causes of action against the defendants in relation to the purported misuse of amounts paid by members of the proposed class to the Tim Hortons Canada advertising fund (the “Ad Fund”). The plaintiff seeks to have the Ad Fund franchisee contributions held in trust for the benefit of members of the proposed class, an accounting of the Ad Fund, as well as damages for breach of contract, breach of trust, breach of the statutory duty of fair dealing, and breach of fiduciary duties.
On October 6, 2017, a claim was filed in the Ontario Superior Court of Justice against the same defendants as named above. The plaintiffs, two franchisees of Tim Hortons restaurants, seek to certify a class of all persons who have carried on business as a Tim Hortons franchisee at any time after March 8, 2017. The claim alleges various causes of action against the defendants in relation to the purported adverse treatment of member and potential member franchisees of the Great White North Franchisee Association. The plaintiffs seek damages for, among other things, breach of contract, breach of the statutory duty of fair dealing, and breach of the franchisees’ statutory right of association.
In connection with these two lawsuits, the court granted our motion to strike the individuals named in the lawsuits, RBI and the Tim Hortons Ad Fund on October 22, 2018. The only defendant that remains in the lawsuits is The TDL Group Corp.
On July 24, 2018, a complaint for declaratory relief was filed against Tim Hortons USA, Inc. (“THUSA”) and Restaurant Brands International Limited Partnership in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida by Great White North Franchisee Association - USA, Inc., on behalf of its members. The complaint alleges certain breaches of the franchise agreements between THUSA and its franchisees and the implied covenant of good faith and fair dealing, as well as violations of the U.S. franchise rules and the Florida Deceptive and Unfair Trade Practices Act.
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class.
While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of these cases.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Partnership Exchangeable Units
The Partnership exchangeable units trade on the Toronto Stock Exchange (“TSX”) under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange (“NYSE”) and TSX under the ticker symbol “QSR”. As of February 11, 2019, there were 48 holders of record of Partnership exchangeable units.
Dividend Policy
On January 22, 2019, the board of directors of RBI declared a cash dividend of $0.50 per RBI common share for the first quarter of 2019. The dividend will be paid on April 3, 2019 to common shareholders of record on March 15, 2019. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. To fund the RBI common share dividend, Partnership will also make a corresponding distribution in respect of the Class A common units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the RBI common shares.
RBI is targeting a total of $2.00 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2019.
We do not have a formal dividend policy. However, pursuant to the partnership agreement, RBI, as our general partner, must cause us to make distributions on our Class A common units and Partnership exchangeable units, when a dividend has been declared and is payable in respect of RBI common shares.
Issuer Purchases of Equity Securities
During 2018, we received exchange notices representing 10,185,333 Partnership exchangeable units, including 10,020,000 during the fourth quarter of 2018. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by repurchasing 10,000,000 Partnership exchangeable units for approximately $561 million in cash during the fourth quarter and full year of 2018 and exchanging the remaining Partnership exchangeable units for the same number of newly issued RBI common shares. During 2017 and 2016, we received exchange notices representing 9,286,480 and 6,744,244 Partnership exchangeable units, respectively. We satisfied the exchange notices by repurchasing 5,000,000 Partnership exchangeable units for approximately $330 million in cash during 2017 and exchanging the remaining Partnership exchangeable units for the same number of newly issued RBI common shares. There were no exchanges for cash in 2016. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of RBI’s common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Stock Performance Graph
The following graph depicts the total return to the holders of Partnership exchangeable units from December 31, 2014 through December 31, 2018, relative to the performance of the Standard & Poor’s/TSX Composite Index and the Standard & Poor’s/TSX Capped Consumer Discretionary Index, a peer group. December 15, 2014 was the first day of trading on the TSX of Partnership exchangeable units. The graph assumes an investment of $100 in Partnership exchangeable units and each index on December 31, 2014 and the reinvestment of distributions paid since that date. The price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Restaurant Brands International Limited Partnership (TSX)	$100	$118	$146	$176	$163
S&P/TSX Composite Index (C$)	$100	$89	$104	$111	$98
S&P/TSX Capped Consumer Discretionary Index (C$)	$100	$97	$104	$126	$103

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
Selected Financial Data
The following tables present our selected historical consolidated financial data as of the dates and for each of the periods indicated. The selected historical financial data as of December 31, 2018 and December 31, 2017 and for 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2016, December 31, 2015 and December 31, 2014 and for 2015 and 2014 have been derived from our audited consolidated financial statements and notes thereto, which are not included in this report.
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

	2018	2017(a)	2016	2015	2014(b)
	(In millions, except per share data)
Statement of Operations Data:
Revenues:
Sales	$2,355	$2,390	$2,205	$2,169	$167
Franchise and property revenues	3,002	2,186	1,941	1,883	1,031
Total revenues	5,357	4,576	4,146	4,052	1,198
Income from operations (c)	1,917	1,735	1,667	1,192	181
Net income (loss) (c)	$1,144	$1,235	$956	$512	$(269)
Earnings (loss) per unit/share - Basic:
Class A common units	$3.03	$3.10	$1.71	$0.51	$(1.63)
Partnership exchangeable units	$2.46	$2.59	$1.48	$0.51	$(1.63)
Common shares	$—	$—	$—	$—	$(0.20)
Earnings (loss) per unit/share - Diluted:
Class A common units	$3.03	$3.10	$1.71	$0.51	$(1.63)
Partnership exchangeable units	$2.46	$2.59	$1.48	$0.51	$(1.63)
Common shares	$—	$—	$—	$—	$(0.20)
Distributions/dividends per common unit/share
Class A common units	$2.23	$0.92	$0.72	$0.44	$—
Partnership exchangeable units	$1.80	$0.78	$0.62	$0.44	$—
Common shares	$—	$—	$—	$—	$0.30
Other Financial Data:
Net cash provided by (used for) operating activities	$1,165	$1,431	$1,214	$1,207	$294
Net cash provided by (used for) investing activities	(44)	(858)	27	(62)	(7,791)
Net cash provided by (used for) financing activities	(1,285)	(936)	(591)	(2,115)	8,566

	December 31,
	2018	2017(a)	2016	2015	2014(b)
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$913	$1,097	$1,436	$788	$1,838
Total assets	20,141	21,224	19,125	18,409	21,343
Total debt and capital lease obligations	12,140	12,123	8,723	8,722	10,199
Total liabilities	16,523	16,663	12,339	12,198	13,706
Partnership preferred units	—	—	3,297	3,297	3,297
Total equity	3,618	4,561	3,489	2,913	4,340

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

(c)
Amount includes $10 million of PLK Transaction costs, $25 million of Corporate restructuring and tax advisory fees and $20 million of Office centralization and relocation costs for 2018. Amount includes $62 million of PLK Transaction costs and $2 million of Corporate restructuring and tax advisory fees for 2017. Amount includes $16 million of integration costs for 2016. Amount includes $117 million of TH transaction and restructuring costs and $1 million of acquisition accounting impact on cost of sales for 2015. Amount includes $125 million of TH transaction and restructuring costs, $12 million of acquisition accounting impact on cost of sales and $291 million of net losses on derivatives for 2014.

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

•
Net restaurant growth refers to the net increase in restaurant count (openings, net of closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period.

The following table presents our operating metrics for each of the periods indicated, which have been derived from our internal records. The system-wide sales growth, system-wide sales, comparable sales and net restaurant growth presented for Popeyes are calculated using the historical information from Popeyes when it was under previous ownership for the periods prior to the acquisition date of March 27, 2017. Consequently, these metrics for Popeyes, as well as consolidated system-wide sales and consolidated net restaurant growth, may not necessarily reflect actual data as if Popeyes had been included in our results for the full year 2017 and 2016. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

	2018	2017	2016
System-wide sales growth
Tim Hortons	2.4%	3.0%	5.2%
Burger King	8.9%	10.1%	7.8%
Popeyes (a)(b)	8.9%	5.1%	7.4%
System-wide sales ($ in millions)
Tim Hortons	$6,869	$6,717	$6,405
Burger King	$21,624	$20,075	$18,209
Popeyes (a)(b)	$3,732	$3,512	$3,287
Consolidated	$32,225	$30,304	$27,901
Comparable sales
Tim Hortons	0.6%	(0.1)%	2.5%
Burger King	2.0%	3.1%	2.3%
Popeyes (a)(b)	1.6%	(1.5)%	1.7%
Net restaurant growth
Tim Hortons	2.1%	2.9%	4.5%
Burger King	6.1%	6.5%	4.9%
Popeyes (a)(c)	7.3%	6.1%	6.2%
Consolidated	5.5%	5.8%	5.0%
System Restaurant count
Tim Hortons	4,846	4,748	4,613
Burger King	17,796	16,767	15,738
Popeyes (a)(c)	3,102	2,892	2,725
Consolidated	25,744	24,407	23,076

(a)	PLK 2016 annual figures are shown for informational purposes only.

(b)
For 2017, PLK comparable sales, system-wide sales growth and system-wide sales are for the period from December 26, 2016 through December 31, 2017. Comparable sales and system-wide sales growth are calculated using the same period in the prior year (December 26, 2015 through December 31, 2016). Results for 2016 are consistent with PLK's former fiscal calendar. Consequently, results for 2018 may not be comparable to those of 2017 and 2016.

(c)
For 2017, net restaurant growth is for the period from December 26, 2016 through December 31, 2017. Results for 2016 are consistent with PLK's former fiscal calendar. Restaurant count is as of December 31, 2018 for 2018, December 31, 2017 for 2017, and as of December 25, 2016 for 2016, inclusive of temporary closures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with Part II, Item 6 “Selected Financial Data” of our Annual Report for the year ended December 31, 2018 (our “Annual Report”) and our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
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
Overview
We are a limited partnership originally formed to serve as the indirect holding company for Tim Hortons and its consolidated subsidiaries and for Burger King and its consolidated subsidiaries. On March 27, 2017, we acquired Popeyes Louisiana Kitchen, Inc. and its consolidated subsidiaries. We were formed on August 25, 2014 as a general partnership and registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario generally, and the Ontario Limited Partnerships Act specifically. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $30 billion in system-wide sales and over 25,000 restaurants in more than 100 countries and U.S. territories as of December 31, 2018. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchise business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

Recent Events and Factors Affecting Comparability
Transition to New Revenue Recognition Accounting Standard
We transitioned to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018 using the modified retrospective method. Our consolidated financial statements for 2018 reflect the application of ASC 606 guidance, while our consolidated financial statements for 2017 and 2016 were prepared under the guidance of previously applicable accounting standards.
The most significant effects of this transition that affect comparability of our results of operations between 2018 and previous periods include the following:

•
Franchise fee revenue for franchise agreements entered into subsequent to the acquisitions of BK in 2010, TH in 2014 and PLK in 2017 are deferred and amortized over the franchise agreement term beginning in 2018 compared to upfront recognition in 2017 and 2016 under previously applicable accounting standards. Franchise fees associated with acquired franchise agreements are not included in franchise fee revenue under ASC 606. Consequently, we expect the impact to be greater in those periods in which more openings occur.

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

•
The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Under ASC 606, we recognize gift card breakage income proportionately as each gift card is redeemed using an estimated breakage rate based on our historical experience. Under previously applicable accounting standards, we recognized gift card breakage income for each gift card’s remaining balance when redemption of that balance was deemed remote. This change impacts the timing of when gift card breakage income is recognized.

Please refer to Note 16, Revenue Recognition, to the accompanying audited consolidated financial statements for further details of the effects of this change in accounting principle.
Tax Reform
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations in 2017 and 2018, and is expected to continue to impact our consolidated results of operations in future periods.
The impacts to our consolidated statements of operations consist of the following (“Tax Act Impact”):

•
A provisional benefit of $420 million recorded in our provision from income taxes for 2017 and a favorable adjustment of $9 million recorded for 2018, as a result of the remeasurement of net deferred tax liabilities.

•
Provisional charges of $103 million recorded in 2017 and a favorable adjustment of $3 million recorded in 2018, related to certain deductions allowed to be carried forward before the Tax Act, which potentially may not be carried forward and deductible under the Tax Act.

•
A provisional estimate for a one-time transitional repatriation tax on unremitted foreign earnings (the “Transition Tax”) of $119 million recorded in 2017, most of which had been previously accrued with respect to certain undistributed foreign earnings, and a favorable adjustment of $15 million (primarily related to utilization of foreign tax credits) recorded in 2018.

In accordance with Staff Accounting Bulletin No. 118 issued by the staff of the Securities and Exchange Commission (the “SEC”), adjustments to provisional amounts were recorded as discrete items in the provision for income taxes in 2018, the period in which those adjustments became reasonably estimable, as described above.

We recorded $25 million during 2018 and $2 million during 2017 of costs associated with corporate restructuring initiatives and professional advisory and consulting services related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”). We expect to continue to incur additional Corporate restructuring and tax advisory fees related to the Tax Act in 2019.
Popeyes Acquisition and PLK Transaction Costs
As described in Note 3 to the accompanying consolidated financial statements, on March 27, 2017, we completed the acquisition of Popeyes for total consideration of $1,655 million (the “Popeyes Acquisition”). The consideration was funded through (1) cash on hand of approximately $355 million and (2) $1,300 million from incremental borrowings under our Term Loan Facility – see Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report. Our 2018 consolidated statements of operations includes PLK revenues and segment income for a full fiscal year. Our 2017 consolidated statements of operations includes PLK revenues and segment income from March 28, 2017 through December 31, 2017.
In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $10 million during 2018 and $62 million during 2017 consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the consolidated statements of operations. We do not expect to incur any additional PLK Transaction costs.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses (“Office centralization and relocation costs”) totaling $20 million during 2018 consisting primarily of duplicate rent expense, moving costs, and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in the consolidated statement of operations.
Integration Costs
In connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies, we incurred $16 million related to these initiatives during 2016, primarily consisting of professional fees.

Results of Operations
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

				2018 vs. 2017			2017 vs. 2016
Consolidated	2018	2017	2016	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,355	$2,390	$2,205	$(35)	$1	$(36)	$185	$40	$145
Franchise and property revenues	3,002	2,186	1,941	816	(10)	826	245	18	227
Total revenues	5,357	4,576	4,146	781	(9)	790	430	58	372
Operating costs and expenses:
Cost of sales	1,818	1,850	1,727	32	—	32	(123)	(31)	(92)
Franchise and property expenses	422	478	454	56	—	56	(24)	(6)	(18)
Selling, general and administrative expenses	1,214	416	319	(798)	—	(798)	(97)	(8)	(89)
(Income) loss from equity method investments	(22)	(12)	(20)	10	—	10	(8)	—	(8)
Other operating expenses (income), net	8	109	(1)	101	(5)	106	(110)	—	(110)
Total operating costs and expenses	3,440	2,841	2,479	(599)	(5)	(594)	(362)	(45)	(317)
Income from operations	1,917	1,735	1,667	182	(14)	196	68	13	55
Interest expense, net	535	512	467	(23)	—	(23)	(45)	—	(45)
Loss on early extinguishment of debt	—	122	—	122	—	122	(122)	—	(122)
Income before income taxes	1,382	1,101	1,200	281	(14)	295	(99)	13	(112)
Income tax (benefit) expense	238	(134)	244	(372)	(12)	(360)	378	(1)	379
Net income	$1,144	$1,235	$956	$(91)	$(26)	$(65)	$279	$12	$267

(a)
We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

				2018 vs. 2017			2017 vs. 2016
TH Segment	2018	2017	2016	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,201	$2,229	$2,112	$(28)	$1	$(29)	$117	$39	$78
Franchise and property revenues	1,091	926	889	165	(2)	167	37	17	20
Total revenues	3,292	3,155	3,001	137	(1)	138	154	56	98
Cost of sales	1,688	1,707	1,647	19	—	19	(60)	(30)	(30)
Franchise and property expenses	279	336	317	57	1	56	(19)	(6)	(13)
Segment SG&A	314	91	79	(223)	—	(223)	(12)	(1)	(11)
Segment depreciation and amortization (b)	102	103	102	1	1	—	(1)	(1)	—
Segment income (c)	1,127	1,136	1,072	(9)	(1)	(8)	64	20	44

(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)	TH segment income includes $15 million, $13 million and $12 million of cash distributions received from equity method investments for 2018, 2017 and 2016, respectively.

				2018 vs. 2017			2017 vs. 2016
BK Segment	2018	2017	2016	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$75	$94	$93	$(19)	$—	$(19)	$1	$1	$—
Franchise and property revenues	1,576	1,125	1,052	451	(7)	458	73	1	72
Total revenues	1,651	1,219	1,145	432	(7)	439	74	2	72
Cost of sales	67	86	80	19	—	19	(6)	(1)	(5)
Franchise and property expenses	131	135	137	4	(1)	5	2	—	2
Segment SG&A	577	143	160	(434)	(2)	(432)	17	(1)	18
Segment depreciation and amortization (b)	48	47	48	(1)	(1)	—	1	(1)	2
Segment income (d)	928	903	816	25	(9)	34	87	1	86

(d)	BK segment income includes $5 million and $1 million of cash distributions received from equity method investments for 2018 and 2017, respectively.

			2018 vs. 2017
PLK Segment	2018	2017(e)	Variance	FX Impact (a)	Variance Excluding FX Impact
			Favorable / (Unfavorable)
Revenues:
Sales	$79	$67	$12	$—	$12
Franchise and property revenues	335	135	200	(1)	201
Total revenues	414	202	212	(1)	213
Cost of sales	63	57	(6)	—	(6)
Franchise and property expenses	12	7	(5)	—	(5)
Segment SG&A	193	40	(153)	—	(153)
Segment depreciation and amortization (b)	10	9	(1)	—	(1)
Segment income	157	107	50	(1)	51

(e)	PLK revenues and segment income from the acquisition date of March 27, 2017 through December 31, 2017 are included in our consolidated statement of operations for 2017.

Comparable Sales
TH comparable sales were 0.6% for 2018, including Canada comparable sales of 0.9%. BK comparable sales were 2.0% for 2018, including U.S. comparable sales of 1.4%. PLK comparable sales were 1.6% for 2018, including U.S. comparable sales of 0.9%.
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
During 2018, the decrease in sales was driven by a decrease of $29 million in our TH segment and a decrease of $19 million in our BK segment, partially offset by an increase of $12 million in our PLK segment, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017, and a favorable FX Impact of $1 million. The decrease in our TH segment was driven by a $48 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants, partially offset by a $19 million increase in supply chain sales. The increase in supply chain sales was primarily due to the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018, partially offset by the non-recurrence of the roll-out of espresso equipment and related espresso inventory in 2017. The decrease in our BK segment was due to Company restaurant refranchisings in prior periods.
During 2017, the increase in sales was driven by a $78 million increase in our TH segment, the inclusion of $67 million from our PLK segment, and a $40 million favorable FX Impact. The increase in our TH segment was driven by a $135 million increase in supply chain sales primarily reflecting growth in system-wide sales and the launch of our espresso-based beverage platform, partially offset by a $57 million decrease in our TH Company restaurant revenue, primarily from the conversion of Restaurant VIEs to franchise restaurants.
During 2018, the decrease in cost of sales was driven primarily by a decrease of $19 million in our TH segment and a decrease of $19 million in our BK segment, partially offset by an increase of $6 million in our PLK segment, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017. The decrease in our TH segment was primarily due to a decrease of $41 million in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants, partially offset by an increase of $22 million in supply chain cost of sales. The increase in supply chain cost of sales was primarily due to the reclassification of costs from the sales of equipment packages from franchise and property expenses to costs of sales beginning January 1, 2018, partially offset by a decrease in costs in connection with the non-recurrence of the roll-out of espresso equipment in 2017. The decrease in our BK segment was due to Company restaurant refranchisings in prior periods.
During 2017, the increase in cost of sales was driven primarily by the inclusion of $57 million from our PLK segment, a $30 million increase in our TH segment, a $5 million increase in our BK segment, and a $31 million unfavorable FX Impact. The increase in our TH segment was primarily due to an $80 million increase in supply chain cost of sales driven by the increase in supply chain sales described above, net of supply chain cost savings derived from effective cost management. This factor was partially offset by a $50 million decrease in Company restaurant cost of sales, primarily from the conversion of Restaurant VIEs to franchise restaurants.

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
During 2018, the increase in franchise and property revenues was driven by an increase of $458 million in our BK segment, an increase of $201 million in our PLK segment, and an increase of $167 million in our TH segment, partially offset by a $10 million unfavorable FX Impact. The increase in our BK, TH and PLK segments reflects the inclusion of advertising fund contributions from franchisees as a result of the application of ASC 606 beginning January 1, 2018, an increase in PLK franchise and property revenues as a result of including PLK for a full year in 2018 compared to nine months in 2017, and an increase in royalties driven by system-wide sales growth. These factors were partially offset by a decrease in franchise fees and other revenue, primarily due to the deferral of initial and renewal franchise fees as a result of the application of ASC 606 and for our TH segment, the reclassification of revenue from the sales of equipment packages from franchise and property revenues to sales beginning January 1, 2018.
During 2017, the increase in franchise and property revenues was driven by the inclusion of $135 million from our PLK segment, a $72 million increase in our BK segment, a $20 million increase in our TH segment, and an $18 million favorable FX Impact. The increase in our BK segment was primarily due to an increase in royalties, driven by system-wide sales growth. The increase in our TH segment was primarily due to an increase in royalties, driven by system-wide sales growth, and an increase in property revenues, driven by new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants.
During 2018, the decrease in franchise and property expenses was driven by a decrease of $56 million in our TH segment and a decrease of $5 million in our BK segment, partially offset by an increase of $5 million in our PLK segment, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017. The decrease in our TH segment was primarily due to the reclassification of expenses from sales of equipment packages from franchise and property expenses to cost of sales beginning January 1, 2018.
During 2017, the increase in franchise and property expenses was driven by a $13 million increase in our TH segment, the inclusion of $7 million from our PLK segment, and a $6 million unfavorable FX Impact, partially offset by a $2 million decrease in our BK segment. The increase in our TH segment was primarily due to an increase in property expenses driven by new subleases associated with additional restaurants subleased to franchisees as a result of converting Restaurant VIEs to franchise restaurants.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
				Favorable / (Unfavorable)
TH Segment SG&A	$314	$91	$79	$(223)	NM	$(12)	(15.2)%
BK Segment SG&A	577	143	160	(434)	NM	17	10.6%
PLK Segment SG&A	193	40	—	(153)	NM	(40)	NM
Share-based compensation and non-cash incentive compensation expense	55	55	42	—	—%	(13)	(31.0)%
Depreciation and amortization	20	23	22	3	13.0%	(1)	(4.5)%
PLK Transaction costs	10	62	—	52	83.9%	(62)	NM
Corporate restructuring and tax advisory fees	25	2	—	(23)	NM	(2)	NM
Office centralization and relocation costs	20	—	—	(20)	NM	—	NM
Integration costs	—	—	16	—	NM	16	NM
Selling, general and administrative expenses	$1,214	$416	$319	$(798)	NM	$(97)	(30.4)%
NM – Not Meaningful

Upon our transition to ASC 606 on January 1, 2018, segment selling, general and administrative expenses (“Segment SG&A”) include segment selling expenses, which consist primarily of advertising fund expenses, and segment general and administrative expenses, which are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Prior to our transition to ASC 606 on January 1, 2018, our statement of operations did not reflect advertising fund contributions or advertising fund expenses, since such amounts were netted under previously applicable accounting standards. Segment SG&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, PLK Transaction costs, Corporate restructuring and tax advisory fees, Office centralization and relocation costs and Integration costs.
During 2018, TH, BK and PLK Segment SG&A increased primarily due to the inclusion of advertising fund expenses from the application of ASC 606 beginning January 1, 2018.
During 2017, TH Segment SG&A increased primarily due to an increase in salaries and benefits and an unfavorable FX Impact. During the same period, BK Segment SG&A decreased primarily due to a decrease in salaries and benefits, partially offset by an unfavorable FX Impact.
During 2017, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to an increase of $4 million in equity award modifications and an increase due to additional equity awards granted during 2017.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during 2018 was primarily driven by the current year recognition of a $20 million non-cash dilution gain on the initial public offering by one of our equity method investees, partially offset by an increase in equity method investment net losses that we recognized during 2018.
The change in (income) loss from equity method investments during 2017 was primarily driven by the prior year recognition of a $12 million increase to the carrying value of our investment balance and a non-cash dilution gain included in (income) loss from equity method investments on the issuance of capital stock by one of our equity method investees, partially offset by improved results of our BK equity method investments in 2017.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2018	2017	2016
Net losses on disposal of assets, restaurant closures and refranchisings	$19	$29	$18
Litigation settlements and reserves, net	11	2	1
Net losses (gains) on foreign exchange	(33)	77	(20)
Other, net	11	1	—
Other operating expenses (income), net	$8	$109	$(1)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflects accruals and proceeds received in connection with litigation matters.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Other, net during 2018 is comprised primarily of a payment in connection with the settlement of certain provisions associated with the 2017 redemption of our preferred shares as a result of recently proposed Treasury regulations.

Interest Expense, net

	2018	2017	2016
Interest expense, net	$535	$512	$467
Weighted average interest rate on long-term debt	4.8%	4.8%	5.1%
During 2018, interest expense, net increased primarily due to higher outstanding debt from the incurrence of incremental term loans and the issuance of senior notes during 2017, partially offset by a $60 million benefit during 2018 from our adoption of the new hedge accounting standard. Please refer to Note 2, Significant Accounting Policies - New Accounting Pronouncements, to the accompanying audited consolidated financial statements for further details of the effects of the adoption of the new hedge accounting standard. Subject to foreign exchange rate movements and other factors, we expect a benefit to continue during 2019.
During 2017, interest expense, net increased primarily due to higher outstanding debt from the incurrence of incremental term loans and the issuance of senior notes during 2017, partially offset by an increase in interest income and a lower weighted average interest rate.
Loss on Early Extinguishment of Debt
During 2017, we recorded a $122 million loss on early extinguishment of debt which primarily reflects the payment of premiums to fully redeem our second lien notes and the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our Term Loan Facility.
Income Tax Expense
The change in our effective income tax rate to 17.2% in 2018 from (12.1)% in 2017 is primarily due to the impact of certain aspects of the Tax Act, realignment of certain intercompany financings and changes in foreign currency exchange rates, partially offset by the release of a valuation allowance related to use of capital losses.
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
Net Income
We reported net income of $1,144 million for 2018 compared to net income of $1,235 million for 2017. The decrease in net income is primarily due to a $372 million increase in income tax expense, a $23 million increase in interest expense, net, a $23 million increase in Corporate restructuring and tax advisory fees, the inclusion of $20 million of Office centralization and relocation costs, and a $9 million decrease in TH segment income. These factors were partially offset by the non-recurrence of $122 million of loss on early extinguishment of debt recognized in the prior period, a $101 million favorable change in results from other operating expenses (income), net, a $52 million decrease in PLK Transaction costs, a $50 million increase in PLK segment income, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017, and a $25 million increase in BK segment income.
Our net income increased to $1,235 million for 2017 compared to net income of $956 million for 2016, primarily as a result of a $134 million income tax benefit in 2017 compared to a $244 million income tax expense in 2016, a net change of $378 million. Additionally, segment income in TH and BK increased $151 million and 2017 includes $107 million of PLK segment income. These factors were partially offset by a $122 million loss on early extinguishment of debt, a $110 million increase in other operating expenses (income), net, $62 million of PLK Transaction costs, and a $45 million increase in interest expense, net.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs associated with the Popeyes Acquisition, Corporate restructuring and tax advisory fees related to the interpretation and implementation of the Tax Act, including Treasury regulations proposed in late 2018, non-operational Office centralization and relocation costs in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, and Integration costs associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
				Favorable / (Unfavorable)
Segment income:
TH	$1,127	$1,136	$1,072	$(9)	$64
BK	928	903	816	25	87
PLK	157	107	—	50	107
Adjusted EBITDA	2,212	2,146	1,888	66	258
Share-based compensation and non-cash incentive compensation expense	55	55	42	—	(13)
PLK Transaction costs	10	62	—	52	(62)
Corporate restructuring and tax advisory fees	25	2	—	(23)	(2)
Office centralization and relocation costs	20	—	—	(20)	—
Integration costs	—	—	16	—	16
Impact of equity method investments (a)	(3)	1	(8)	4	(9)
Other operating expenses (income), net	8	109	(1)	101	(110)
EBITDA	2,097	1,917	1,839	180	78
Depreciation and amortization	180	182	172	2	(10)
Income from operations	1,917	1,735	1,667	182	68
Interest expense, net	535	512	467	(23)	(45)
Loss on early extinguishment of debt	—	122	—	122	(122)
Income tax (benefit) expense	238	(134)	244	(372)	378
Net income	$1,144	$1,235	$956	$(91)	$279

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Segment income is affected by the application of ASC 606 beginning January 1, 2018, including the deferral of initial and renewal franchise fees and the timing of advertising fund related revenues and expenses. See Note 19, Segment Reporting and Geographical Information, to the accompanying audited consolidated financial statements for 2018 segment income under Previous Standards. The increase in Adjusted EBITDA for 2018 reflects the increase in segment income in our BK and PLK segments, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017, partially offset by a decrease in our TH segment.
The increase in EBITDA for 2018 is primarily due to a decrease in other operating expenses (income), net, an increase in segment income in our BK and PLK segments, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017, a decrease in PLK Transaction costs, and favorable results from the impact of equity method investments in the current period, partially offset by the increase in Corporate restructuring and tax advisory fees, the inclusion of Office centralization and relocation costs and a decrease in segment income in our TH segment.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to repurchase our common shares, to repurchase Class B exchangeable limited partnership units (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and to pay dividends on our common shares and make distributions on the Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.
At December 31, 2018, we had cash and cash equivalents of $913 million and working capital of $92 million. In addition, at December 31, 2018, we had borrowing availability of $480 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
During 2018, we received exchange notices representing 10,185,333 Partnership exchangeable units, including 10,020,000 received during the fourth quarter of 2018. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by repurchasing 10,000,000 Partnership exchangeable units for approximately $561 million in cash during the fourth quarter and full year of 2018 and exchanging the remaining Partnership exchangeable units for the same number of newly issued RBI common shares.
On August 2, 2016, the RBI board of directors approved a share repurchase authorization that allows us to purchase up to $300 million of RBI common shares through July 2021. Repurchases under this authorization will be made in the open market or through privately negotiated transactions. On August 7, 2018, RBI announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of RBI's intention to renew the normal course issuer bid. Under this normal course issuer bid, RBI is permitted to repurchase up to 24,087,172 RBI common shares for the one-year period commencing on August 8, 2018 and ending on August 7, 2019, or earlier if RBI completes the repurchases prior to such date. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Partnership unitholders and RBI shareholders may obtain a copy of the prior notice, free of charge, by contacting us. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. As of the date of this report, there have been no RBI common share repurchases under the normal course issuer bid.
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

Debt Instruments and Debt Service Requirements
As of December 31, 2018, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2015 4.625% Senior Notes and 2017 5.00% Senior Notes (each as defined below), and obligations under capital leases. For further information about our long-term debt, see Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Credit Facilities
On October 2, 2018, two of our subsidiaries (the “Borrowers”) entered into a third amendment (the “Third Amendment”) to the credit agreement (the “Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility of up to $500 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility”) and together with the Term Loan Facility, the “Credit Facilities”). The Third Amendment amended the Credit Agreement to (i) exclude from GAAP any applicable changes with respect to revenue recognition such that the revenue recognition standards from Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition, solely as it relates to initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements, shall continue to apply; (ii) provide for mandatory prepayments equal to 50%, 25% and 0% of annual excess cash flow of the Borrowers and their subsidiaries if the first lien senior secured leverage ratio is above 4.00x, between 3.75x and 4.00x and below 3.75x, respectively (rather than above 3.75x, between 3.50x and 3.75x and below 3.50x, respectively); and (iii) allow for unlimited restricted payments when the total leverage ratio is not greater than 4.75x (rather than 4.50x).
As of December 31, 2018, there was $6,338 million outstanding principal amount under the Term Loan Facility with a weighted average interest rate of 4.77%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of December 31, 2018, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $287 million in interest payments and $65 million in principal payments. In addition, based on LIBOR as of December 31, 2018, net cash settlements that we expect to pay on our $3,500 million interest rate swap are estimated to be approximately $4 million for the next twelve months. The Term Loan Facility matures on February 17, 2024, and we may prepay the Term Loan Facility in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facility may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2018, we had no amounts outstanding under the Revolving Credit Facility, had $20 million of letters of credit issued against the facility, and our borrowing availability was $480 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. Amounts drawn under each letter of credit bear interest ranging from 1.25% to 2.00%, depending on our leverage ratio. The Revolving Credit Facility matures on October 13, 2022, provided that if on October 15, 2021, more than an aggregate of $150 million of the 2015 4.625% Senior Notes (as defined below) are outstanding, then the maturity date of the Revolving Credit Facility will be October 15, 2021.
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
Senior Notes
In May 2017, the Borrowers entered into an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior secured notes due May 15, 2024 (the “2017 4.25% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually.

During 2017, the Borrowers entered into an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance in August 2017 and October 2017 of an aggregate of $2,800 million of 5.00% second lien senior secured notes due October 15, 2025 (the “2017 5.00% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually.
The Borrowers are also party to an indenture (the “2015 4.625% Senior Notes Indenture”) in connection with the issuance of $1,250 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 4.625% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually.
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
Based on the amounts outstanding at December 31, 2018, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $262 million in interest payments.
TH Facility
On October 11, 2018, one of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$100 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are and will be secured by certain parcels of real estate. As of December 31, 2018, we had drawn down the entire C$100 million available under the TH Facility with a weighted average interest rate of 3.64%.
Restrictions and Covenants
Our Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of Partnership and certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter, the sum of (i) the amount of letters of credit outstanding exceeding $50 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30% of the commitments under the Revolving Credit Facility.
The restrictions under the Credit Facilities, the 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2018, we were in compliance with all debt covenants under the Credit Facilities, the TH Facility, the 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions
On January 4, 2019, RBI paid a dividend of $0.45 per RBI common share and Partnership made a distribution on the same day to RBI as holder of Class A common units in the amount of the aggregate dividends paid by RBI on RBI common shares. On January 4, 2019, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per Partnership exchangeable unit.
On January 22, 2019, the board of directors of RBI declared a dividend of $0.50 per common share for the first quarter of 2019, payable on April 3, 2019 to RBI shareholders of record on March 15, 2019. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of an RBI common share. The record date and payment date for these distributions on the Partnership exchangeable units are to be the same as the relevant record date and payment date for the corresponding dividends on RBI common shares. Accordingly, Partnership will also make a distribution in respect of each

Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
RBI and Partnership are targeting a total of $2.00 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2019.
Because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of February 11, 2019, we had outstanding 202,006,067 Class A common units issued to RBI and 207,510,471 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and RBI’s outstanding equity awards, see Note 15 to the accompanying consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,165 million in 2018, compared to $1,431 million in 2017. The decrease in cash provided by operating activities was driven by an increase in income tax payments, primarily due to the payment of accrued income taxes related to the December 2017 redemption of preferred shares, increases in interest payments and Corporate restructuring and tax advisory fees and Office centralization and relocation costs incurred in the current year. These factors were partially offset by an increase in PLK segment income, primarily as a result of including PLK for a full year in 2018 compared to nine months in 2017, an increase in BK segment income, a decrease in PLK Transaction costs and a decrease in cash used for working capital.
Cash provided by operating activities was $1,431 million in 2017, compared to $1,214 million in 2016. The increase in cash provided by operating activities was driven by the inclusion of PLK segment income and increases in TH and BK segment income, partially offset by PLK Transaction costs, increases in income tax payments and interest payments, and an increase in cash used by changes in working capital.
Investing Activities
Cash used for investing activities was $44 million in 2018, compared to $858 million in 2017. The change in investing activities was driven primarily by net cash used for the Popeyes Acquisition during 2017, partially offset by proceeds from the settlement of derivatives in 2017 and an increase in capital expenditures during 2018.
Cash used for investing activities was $858 million in 2017, compared to cash provided by investing activities of $27 million in 2016. The change in investing activities was driven primarily by net cash used for the Popeyes Acquisition partially offset by proceeds received from the settlement and termination of our previous cross-currency rate swaps.
Financing Activities
Cash used for financing activities was $1,285 million in 2018, compared to $936 million in 2017. The change in financing activities was driven primarily by an increase in distributions on common units and Partnership exchangeable units during 2018, an increase in payments in connection with the repurchase of Partnership exchangeable units, the 2018 distributions to RBI to fund payments related to the December 2017 redemption of Preferred Shares and a decrease in proceeds from the issuance of long-term debt. These factors were partially offset by non-recurring uses of cash for financing activities in 2017, including the distribution to RBI in connection with the redemption of the Preferred Shares, payment of financing costs, and distributions on preferred units, a decrease in debt repayments in 2018 and an increase in capital contribution from RBI in 2018.

Cash used for financing activities was $936 million in 2017, compared to $591 million in 2016. The change in financing activities was driven primarily by the distribution to RBI in connection with the redemption of the Preferred Shares, repurchases of Partnership exchangeable units, debt repayments, payment of financing costs and redemption premiums, and higher distribution payments, partially offset by proceeds from new borrowings.
Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2018 are shown in the following table.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (a)	$7,789	$354	$699	$685	$6,051
Senior Notes, including interest	7,025	262	526	1,662	4,575
Other long-term debt	162	8	19	26	109
Operating lease obligations (b)	1,619	183	330	275	831
Purchase commitments (c)	697	589	105	2	1
Capital lease obligations	372	38	70	63	201
Total	$17,664	$1,434	$1,749	$2,713	$11,768

(a)	We have estimated our interest payments through the maturity of our Credit Facilities based on the three-month LIBOR as of December 31, 2018.

(b)	Operating lease payment obligations have not been reduced by the amount of payments due in the future under subleases.

(c)	Includes open purchase orders, as well as commitments to purchase certain food ingredients and advertising expenditures, and obligations related to information technology and service agreements.
We have not included in the contractual obligations table approximately $492 million of gross liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits, see Note 11 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2018, there were $55 million of loans outstanding to Burger King franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $300 million remaining. Our maximum guarantee liability under these programs is limited to an aggregate of $42 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded and the maximum term of the guarantee is approximately ten years. As of December 31, 2018, the liability reflecting the fair value of these guarantee obligations was $1 million. As of December 31, 2018, there were no significant guarantees in connection with Tim Hortons franchisee loans and no guarantees in connection with Popeyes franchisee loans. No significant payments have been made by us in connection with these guarantees through December 31, 2018.
Critical Accounting Policies and Estimates
This discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.
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
We completed our impairment reviews for goodwill and the Brands as of October 1, 2018, 2017 and 2016 and no impairment resulted. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill or the Brands. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates. Based on the annual impairment tests performed in 2018, the fair values of all of our reporting units and Brands were substantially in excess of their carrying amounts.
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
During 2017, we recorded provisional estimates for the income tax effects of the Tax Act in accordance with SAB 118, which established a one-year measurement period where a provisional amount could be subject to adjustment. We finalized these provisional estimates during 2018 and reflected such refinements as discrete items along with the 2018 income tax effects of the Tax Act based on applicable regulations and guidance issued to date. Given the complexity of the changes in the tax law resulting from the Tax Act, additional regulations and guidance are expected to be issued by applicable authorities (e.g., Treasury, IRS, SEC, FASB, state taxing authorities) subsequent to the date of filing. Accordingly, it is possible that the 2018 amounts recorded may be impacted by such developments. Adjustments to the amounts recorded will be reflected as discrete items in the provision for income taxes in the period in which those adjustments become reasonably estimable.
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
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $1,600 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in AOCI to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was a liability of $48 million as of December 31, 2018. The net unrealized losses, net of tax, related to these derivative instruments included in AOCI totaled $36 million as of December 31, 2018. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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
During 2018, income from operations would have decreased or increased approximately $119 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facility and Revolving Credit Facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. At December 31, 2018, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $3,500 million of our Term Loan Facility through the expiration of the final swap on February 17, 2024. The notional value of the swaps is $3,500 million.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and LIBOR as of December 31, 2018, a hypothetical 1.00% increase in LIBOR would increase our annual interest expense by approximately $28 million.

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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2018, 2017 or 2016. However, severe increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
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

Special Note Regarding Forward-Looking Statements
Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our ability to become one of the most efficient franchised QSR operators in the world; (ii) the benefits of our fully franchised business model; (iii) the domestic and international growth opportunities for the Tim Hortons, Burger King and Popeyes brands, both in existing and new markets; (iv) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (v) our continued use of joint ventures structures and master franchise and development agreements in connection with our domestic and international expansion; (vi) the impact of our strategies on the growth of our Tim Hortons, Burger King and Popeyes brands and our profitability; (vii) our commitment to technology and innovation; (viii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (ix) our ability to drive traffic, expand our customer base and allow restaurants to expand into new dayparts through new product innovation; (x) the benefits accrued from sharing and leveraging best practices among our Tim Hortons, Burger King and Popeyes brands; (xi) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (xii) the impact of our cost management initiatives at each of our brands; (xiii) the continued use of certain franchise incentives and their impact on our financial results; (xiv) the impact of our modern image remodel initiative; (xv) our future financial obligations, including annual debt service requirements, capital expenditures and distributions, the source of liquidity needed to satisfy such obligations, and our ability to meet such obligations; (xvi) future PLK Transaction costs and Corporate restructuring and tax advisory fees; (xvii) our plans to build new warehouses and renovate existing warehouses and the anticipated timing for completion; (xviii) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xix) our tax positions and their compliance with applicable tax laws; (xx) certain accounting matters, including the impact of changes in accounting standards and our transition to ASC 606; (xxi) certain tax matters, such as our estimates with respect to tax matters as a result of the Tax Act, including our effective tax rate for 2019 and the impacts of the Tax Act; (xxii) the impact of inflation on our results of operations; (xxiii) the impact of governmental regulation, both domestically and internationally, on our business and financial and operational results; (xxiv) the adequacy of our facilities to meet our current requirements; (xxv) our future financial and operational results; (xxvi) certain litigation matters; and (xxvii) our target total distributions for 2019.
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

Item 8. Financial Statements and Supplementary Data
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting
Management of Restaurant Brands International Inc. (“RBI”), the sole general partner of Restaurant Brands International Limited Partnership (the “Partnership”), is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this annual report. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management’s estimates and assumptions. Other financial information presented in the annual report is derived from the consolidated financial statements.
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Partnership are being made only in accordance with authorizations of management and directors of RBI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Partnership’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of Partnership’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that Partnership’s internal control over financial reporting was effective as of December 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, Partnership’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of the new revenue standard.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm
The Board of Directors
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:
Opinion on Internal Control over Financial Reporting
We have audited Restaurant Brands International Limited Partnership and subsidiaries’ (the “Partnership”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2019

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$913	$1,097
Accounts and notes receivable, net of allowance of $14 and $16, respectively	452	489
Inventories, net	75	78
Prepaids and other current assets	60	86
Total current assets	1,500	1,750
Property and equipment, net of accumulated depreciation and amortization of $704 and $623, respectively	1,996	2,133
Intangible assets, net	10,463	11,062
Goodwill	5,486	5,782
Net investment in property leased to franchisees	54	71
Other assets, net	642	426
Total assets	$20,141	$21,224
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$513	$496
Other accrued liabilities	637	866
Gift card liability	167	215
Current portion of long term debt and capital leases	91	78
Total current liabilities	1,408	1,655
Term debt, net of current portion	11,823	11,801
Capital leases, net of current portion	226	244
Other liabilities, net	1,547	1,455
Deferred income taxes, net	1,519	1,508
Total liabilities	16,523	16,663
Commitments and contingencies (Note 18)
Partners’ capital:
Class A common units - 202,006,067 units issued and outstanding at December 31, 2018 and December 31, 2017	4,323	4,168
Partnership exchangeable units - 207,523,591 units issued and outstanding at December 31, 2018; 217,708,924 units issued and outstanding at December 31, 2017	730	1,276
Accumulated other comprehensive income (loss)	(1,437)	(884)
Total Partners’ capital	3,616	4,560
Noncontrolling interests	2	1
Total equity	3,618	4,561
Total liabilities and equity	$20,141	$21,224
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership:

By:	/s/ Alexandre Behring	By:	/s/ Paul J. Fribourg
	Alexandre Behring, Co-Chairman of Restaurant Brands International Inc.		Paul J. Fribourg, Director of Restaurant Brands International Inc.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except unit data)

	2018	2017	2016
Revenues:
Sales	$2,355	$2,390	$2,205
Franchise and property revenues (Note 16)	3,002	2,186	1,941
Total revenues	5,357	4,576	4,146
Operating costs and expenses:
Cost of sales	1,818	1,850	1,727
Franchise and property expenses	422	478	454
Selling, general and administrative expenses (Note 16)	1,214	416	319
(Income) loss from equity method investments	(22)	(12)	(20)
Other operating expenses (income), net	8	109	(1)
Total operating costs and expenses	3,440	2,841	2,479
Income from operations	1,917	1,735	1,667
Interest expense, net	535	512	467
Loss on early extinguishment of debt	—	122	—
Income before income taxes	1,382	1,101	1,200
Income tax (benefit) expense	238	(134)	244
Net income	1,144	1,235	956
Net income attributable to noncontrolling interests	1	2	3
Partnership preferred unit distributions	—	256	270
Gain on redemption of Partnership preferred units (Note 13)	—	(234)	—
Net income attributable to common unitholders	$1,143	$1,211	$683
Earnings per unit - basic and diluted (Note 4):
Class A common units	$3.03	$3.10	$1.71
Partnership exchangeable units	$2.46	$2.59	$1.48
Weighted average units outstanding - basic and diluted (Note 4):
Class A common units	202	202	202
Partnership exchangeable units	216	226	228
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2018	2017	2016
Net income	$1,144	$1,235	$956

Foreign currency translation adjustment	(831)	824	223
Net change in fair value of net investment hedges, net of tax of $(101), $13, and $(12)	282	(371)	(99)
Net change in fair value of cash flow hedges, net of tax of $7, $4, and $7	(19)	(11)	(20)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(5), $(9), and $(6)	14	25	16
Gain (loss) recognized on defined benefit pension plans, net of tax of $0, $2, and $2	1	4	(8)
Other comprehensive income (loss)	(553)	471	112
Comprehensive income (loss)	591	1,706	1,068
Comprehensive income (loss) attributable to noncontrolling interests	1	2	3
Comprehensive income (loss) attributable to preferred unitholders	—	22	270
Comprehensive income (loss) attributable to common unitholders	$590	$1,682	$795
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions of U.S. dollars, except unit data)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balances at Balances at December 31, 2015	202,006,067	$2,878	233,739,648	$1,503	$(1,467)	$—	$2,914
Distributions declared on Class A common units ($0.72 per unit)	—	(145)	—	—	—	—	(145)
Distributions declared on partnership exchangeable units ($0.62 per unit)	—	—	—	(141)	—	—	(141)
Preferred unit distributions	—	(137)	—	(133)	—	—	(270)
Repurchase of Partnership exchangeable units	—	—	—	—	—	—	—
Exchange of Partnership exchangeable units for RBI common shares	—	223	(6,744,244)	(223)	—	—	—
Capital contribution from RBI Inc.	—	63	—	—	—	—	63
Restaurant VIE distributions	—	—	—	—	—	—	—
Net income	—	482	—	471	—	3	956
Other comprehensive income (loss)	—	—	—	—	112	—	112
Balances at Balances at December 31, 2016	202,006,067	$3,364	226,995,404	$1,477	$(1,355)	$3	$3,489
Distributions declared on Class A common units ($0.92 per unit)	—	(186)	—	—	—	—	(186)
Distributions declared on partnership exchangeable units ($0.78 per unit)	—	—	—	(175)	—	—	(175)
Preferred unit distributions	—	(131)	—	(125)	—	—	(256)
Exchange of Partnership exchangeable units for RBI common shares	—	280	(4,286,480)	(280)	—	—	—
Repurchase of Partnership exchangeable units	—	—	(5,000,000)	(330)	—	—	(330)
Gain on redemption of partnership preferred units	—	122	—	112	—	—	234
Capital contribution from RBI Inc.	—	83	—	—	—	—	83
Restaurant VIE distributions	—	—	—	—	—	(4)	(4)
Net income	—	636	—	597	—	2	1,235
Other comprehensive income (loss)	—	—	—	—	471	—	471
Balances at Balances at December 31, 2017	202,006,067	$4,168	217,708,924	$1,276	$(884)	$1	$4,561
Cumulative effect adjustment (Note 16)	—	(132)	—	(118)	—	—	(250)
Distributions declared on Class A common units ($2.23 per unit)	—	(452)	—	—	—	—	(452)
Distributions declared on partnership exchangeable units ($1.80 per unit)	—	—	—	(387)	—	—	(387)
Exchange of Partnership exchangeable units for RBI common shares	—	11	(185,333)	(11)	—	—	—
Repurchase of Partnership exchangeable units	—	—	(10,000,000)	(561)	—	—	(561)
Capital contribution from RBI Inc.	—	116	—	—	—	—	116
Net income	—	612	—	531	—	1	1,144
Other comprehensive income (loss)	—	—	—	—	(553)	—	(553)
Balances at December 31, 2018	202,006,067	$4,323	207,523,591	$730	$(1,437)	$2	$3,618
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2018	2017	2016
Cash flows from operating activities:
Net income	$1,144	$1,235	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	182	172
Premiums paid and non-cash loss on early extinguishment of debt	—	119	—
Amortization of deferred financing costs and debt issuance discount	29	33	39
(Income) loss from equity method investments	(22)	(12)	(20)
Loss (gain) on remeasurement of foreign denominated transactions	(33)	77	(20)
Net (gains) losses on derivatives	(40)	31	21
Share-based compensation expense	48	48	35
Deferred income taxes	29	(742)	80
Other	5	18	4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	19	(30)	(16)
Inventories and prepaids and other current assets	(7)	19	(10)
Accounts and drafts payable	41	14	16
Other accrued liabilities and gift card liability	(219)	360	(1)
Tenant inducements paid to franchisees	(52)	(20)	(19)
Other long-term assets and liabilities	43	99	(23)
Net cash provided by operating activities	1,165	1,431	1,214
Cash flows from investing activities:
Payments for property and equipment	(86)	(37)	(34)
Proceeds from disposal of assets, restaurant closures and refranchisings	8	26	30
Net payment for purchase of Popeyes, net of cash acquired	—	(1,636)	—
Return of investment on direct financing leases	16	16	17
Settlement/sale of derivatives, net	17	772	11
Other investing activities, net	1	1	3
Net cash provided by (used for) investing activities	(44)	(858)	27
Cash flows from financing activities:
Proceeds from issuance of long-term debt	75	5,850	—
Repayments of long-term debt and capital leases	(74)	(2,742)	(70)
Distributions to RBI for payments in connection with redemption of preferred shares	(60)	(3,006)	—
Payment of financing costs	(3)	(63)	—
Distributions paid on common, preferred and Partnership exchangeable units	(728)	(664)	(538)
Repurchase of Partnership exchangeable units	(561)	(330)	—
Capital contribution from RBI Inc.	61	29	14
Excess tax benefits from share-based compensation	—	—	8
Other financing activities, net	5	(10)	(5)
Net cash provided by (used for) financing activities	(1,285)	(936)	(591)
Effect of exchange rates on cash and cash equivalents	(20)	24	(2)
Increase (decrease) in cash and cash equivalents	(184)	(339)	648
Cash and cash equivalents at beginning of period	1,097	1,436	788
Cash and cash equivalents at end of period	$913	$1,097	$1,436
Supplemental cashflow disclosures:
Interest paid	$561	$447	$407
Income taxes paid	$433	$200	$159
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, Partnership is a successor issuer to Burger King Worldwide, Inc. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2018, we franchised or owned 4,846 Tim Hortons restaurants, 17,796 Burger King restaurants, and 3,102 Popeyes restaurants, for a total of 25,744 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of December 31, 2018 and 2017, we determined that we are the primary beneficiary of 17 and 31 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our consolidated financial statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been reclassified in order to be comparable with the current year classifications. These consist of the reclassification of $20 million and $19 million for the years ended December 31, 2017 and 2016, respectively, from changes in Other long-term assets and liabilities to Tenant inducements paid to franchisees in the Consolidated Statement of Cash Flows and the December 31, 2017 reclassification of Advertising fund restricted assets to Cash and cash equivalents, Accounts and notes receivable, net and Prepaids and other current assets and the reclassification of Advertising fund liabilities to Accounts and drafts payable and Other accrued liabilities as detailed below (in millions). These reclassifications had no effect on previously reported net income.

	December 31, 2017		December 31, 2017
	As Reported	Reclassification	As Adjusted
Current assets:
Cash and cash equivalents	$1,073	$24	$1,097
Accounts and notes receivable, net	456	33	489
Inventories, net	78	—	78
Advertising fund restricted assets	83	(83)	—
Prepaids and other current assets	60	26	86
Total current assets	$1,750	$—	$1,750

Current liabilities:
Accounts and drafts payable	$413	$83	$496
Other accrued liabilities	838	28	866
Gift card liability	215	—	215
Advertising fund liabilities	111	(111)	—
Current portion of long term debt and capital leases	78	—	78
Total current liabilities	$1,655	$—	$1,655
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
We are considered to be the owner of certain restaurants leased from unrelated lessors because Tim Hortons constructed some of the structural elements of those restaurants. Accordingly, lessors’ contributions to the construction costs of these restaurants was recognized as other debt and was $71 million and $83 million at December 31, 2018 and 2017, respectively.
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
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the acquisition of Popeyes in 2017, the acquisition of Tim Hortons in 2014 and the acquisition of Burger King Holdings, Inc. by 3G Capital Partners Ltd. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, and the Popeyes brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit or Brand in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
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
Under a qualitative approach, our impairment review for the Brands consists of an assessment of whether it is more-likely-than-not that a Brand’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for a Brand, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a Brand exceeds its fair value, we estimate the fair value of the Brand and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess.
We completed our impairment tests for goodwill and the Brands as of October 1, 2018, 2017 and 2016 and no impairment resulted.
Long-Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee; significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets or asset group. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we record an impairment charge equal to the excess, if any, of the net carrying value over fair value.
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
When applying hedge accounting, we designate at a derivative’s inception, the specific assets, liabilities or future commitments being hedged, and assess the hedge’s effectiveness at inception and on an ongoing basis. We discontinue hedge accounting when: (i) we determine that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designation of the derivatives as a hedge instrument is no longer appropriate. We do not enter into or hold derivatives for speculative purposes.
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
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in billions):

	As of December 31,
	2018	2017
Fair value of our variable term debt and senior notes	$11	$12
Principal carrying amount of our variable term debt and senior notes	12	12
The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Popeyes were based upon Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2018 and 2017 were based upon Level 3 inputs.
Revenue Recognition
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared under the guidance of the Previous Standards. See Note 16, Revenue Recognition, for further information about our transition to this new revenue recognition model using the modified retrospective transition method.
Sales
Sales consist primarily of supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales to retailers and are presented net of any related sales tax. Orders placed by customers specify the goods to be delivered and transaction prices for supply chain sales. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Shipping and handling costs associated with outbound freight for supply chain sales are accounted for as fulfillment costs and classified as cost of sales.
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
Franchise revenues
Franchise revenues consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements (“MFDAs”). Under franchise agreements, we provide franchisees with (i) a franchise license, which includes a license to use our intellectual property and, in those markets where our subsidiaries manage an advertising fund, advertising and promotion management, (ii) pre-opening services, such as training and inspections, and (iii) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. The services we provide under franchise agreements are highly interrelated and dependent upon the franchise license and we concluded the services do not represent individually distinct performance obligations. Consequently, we bundle the franchise license performance obligation and promises to provide services into a single performance obligation under ASC 606, which we satisfy by providing a right to use our intellectual property over the term of each franchise agreement.
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
We have a distinct performance obligation under our MFDAs to grant subfranchising rights over a stated term. Under the terms of MFDAs, we typically either receive an upfront fee paid in cash and/or receive noncash consideration in the form of an equity interest in the master franchisee or an affiliate of the master franchisee. Under the Previous Standards, we accounted for noncash consideration as a nonmonetary exchange and did not record revenue or a basis in the equity interest received in arrangements where we received noncash consideration. These transactions now fall within the scope of ASC 606, which requires us to record investments in the applicable equity method investee and recognize revenue in an amount equal to the fair value of the equity interest received. In accordance with ASC 606, upfront fees from master franchisees, including the fair value of noncash consideration, are deferred and amortized over the MFDA term on a straight-line basis. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract.
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
Property revenues
Property revenues consists of rental income from properties we lease or sublease to franchisees. Property revenues are accounted for in accordance with applicable accounting guidance for leases and are excluded from the scope of ASC 606.
Advertising and Promotional Costs
Company restaurants and franchise restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. As a result of our transition to ASC 606, advertising contributions received from franchisees are included in franchise and property revenues and advertising expenses are included as selling, general and administrative expenses commencing on January 1, 2018. Advertising expenses included in selling, general and administrative expenses totaled $793 million for 2018. Prior to January 1, 2018, since we were deemed to be acting as an agent for these specifically designated contributions in accordance with the Previous Standards, the revenues and expenses of the advertising funds were generally netted in our consolidated statements of operations.
Prior to our transition to ASC 606, advertising expenses, which primarily consisted of advertising contributions by Company restaurants (including Restaurant VIEs) based on a percentage of gross sales, totaled $7 million for 2017 and $6 million for 2016 and were included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As a result of our transition to ASC 606, the advertising contributions by Company restaurants (including Restaurant VIEs) are eliminated in consolidation in 2018.

Deferred Financing Costs
Deferred financing costs are amortized over the term of the related debt agreement into interest expense using the effective interest method.
Income Taxes
Amounts in the financial statements related to income taxes are calculated using the principles of ASC Topic 740, Income Taxes. Under these principles, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carry-forwards and loss carry-forwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more-likely-than-not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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
Share-based Compensation
Compensation expense related to the issuance of share-based awards to our employees is measured at fair value on the grant date. We use the Black-Scholes option pricing model to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. Cash settled share-based awards are classified as liabilities and are re-measured at the end of each reporting period. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved.
Restructuring
The determination of when we accrue for employee involuntary termination benefits depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. We record charges for ongoing benefit arrangements in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. We record charges for one-time benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.
New Accounting Pronouncements
Revenue Recognition – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted this new guidance on January 1, 2018. See Note 16, Revenue Recognition, for further information about our transition to this new revenue recognition model using the modified retrospective transition method.
Lease Accounting – In February 2016, the FASB issued new guidance on leases. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. The new guidance is effective commencing in 2019 and requires a modified retrospective transition approach with application in all comparative periods presented (the “comparative method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). The new guidance also provides several practical expedients and policies that companies may elect under either transition method. We have elected to apply the effective date method and the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. Additionally, we have elected lessee and lessor practical expedients to not separate non-lease components from lease components. We did not elect the practical expedient that permits a reassessment of lease terms for existing leases.

We performed an analysis of the impact of the new lease guidance and are in the process of completing the final phase of a comprehensive plan for our implementation of the new guidance, including implementation of a new lease accounting system. The project plan includes analyzing the impact of the new guidance on our current lease contracts, reviewing the completeness of our existing lease portfolio, comparing our accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to our lease contracts. Upon our transition to the new guidance, we currently expect to recognize approximately $1.1 billion of operating lease liabilities. Additionally, we expect to record right-of-use assets in a corresponding amount, net of amounts reclassified from other assets and liabilities, as specified by the new lease guidance.
We also expect this guidance will result in the gross presentation of property tax and maintenance expenses and related lessee reimbursements as franchise and property expenses and franchise and property revenues, respectively. These expenses and reimbursements are presented on a net basis under current accounting guidance. Otherwise, we do not expect the adoption of this guidance will have a material impact on our consolidated statements of operations. We do not expect an impact to the amount or timing of our cash flows or liquidity.
Goodwill Impairment – In January 2017, the FASB issued guidance to simplify how an entity measures goodwill impairment by removing the second step of the two-step quantitative goodwill impairment test. An entity will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires prospective adoption and is effective commencing in 2020 with early adoption permitted. The adoption of this new guidance will not have a material impact on our Financial Statements.
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
Subsequent to the Adoption Date, we changed the method of assessing effectiveness for net investment hedges using derivatives from the forward method to the spot method. We de-designated the cross-currency swaps and re-designated them as of March 15, 2018 (the “Re-designation Date”). As a result of adopting the new guidance and the re-designation of our cross-currency swaps, we will recognize a benefit from the amortization of the initial value of the Excluded Component as a component of Interest expense, net in our consolidated statements of operations rather than as a component of other comprehensive income. All changes in fair value of the instruments related to currency fluctuations will continue to be recognized within other comprehensive income.
The impact of adoption did not have a material effect on our Financial Statements as of the Adoption Date. We recorded a $60 million net benefit to Interest expense, net from the Re-designation Date through December 31, 2018 in our consolidated statements of operations for the amortization of the initial value of the Excluded Component, as described above. We believe the new guidance better portrays the economic results of our risk management activities and net investment hedges in our Financial Statements.
Reclassification of Certain Tax Effects – In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of certain items within accumulated other comprehensive income. The amendment is effective commencing in 2019 with early adoption permitted. The adoption of this new guidance will not have a material impact on our Financial Statements.
Share-based payment arrangements with nonemployees – In June 2018, the FASB issued guidance which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendment is effective commencing in 2019 with early adoption permitted. The adoption of this new guidance will not have a material impact on our Financial Statements.
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
Total consideration in connection with the Popeyes Acquisition was $1,655 million, which includes $33 million for the settlement of equity awards. The consideration was funded through (1) cash on hand of approximately $355 million, and (2) $1,300 million from incremental borrowings under our Term Loan Facility – see Note 9, Long-Term Debt.
Fees and expenses related to the Popeyes Acquisition and related financings totaled $34 million consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. These fees and expenses were funded through cash on hand.
The final allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

March 27, 2017
Total current assets	$64
Property and equipment	114
Intangible assets	1,405
Other assets	1
Total current liabilities	(73)
Total debt and capital lease obligations	(159)
Deferred income taxes	(523)
Other liabilities	(20)
Total identifiable net assets	809
Goodwill	846
Total consideration	$1,655
Intangible assets include $1,355 million related to the Popeyes brand, $41 million related to franchise agreements and $9 million related to favorable leases. The Popeyes brand has been assigned an indefinite life and, therefore, will not be amortized, but rather tested annually for impairment. Franchise agreements have a weighted average amortization period of 17 years. Favorable leases have a weighted average amortization period of 14 years.
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

The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	2018	2017	2016
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$612	$626	$346
Net income allocated to Partnership exchangeable unitholders	531	585	337
Net income attributable to common unitholders	$1,143	$1,211	$683
Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202
Weighted average Partnership exchangeable units	216	226	228
Earnings per unit - basic and diluted:
Class A common units (a)	$3.03	$3.10	$1.71
Partnership exchangeable units (a)	$2.46	$2.59	$1.48

(a)	Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.
Note 5. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2018	2017
Land	$998	$1,020
Buildings and improvements	1,145	1,172
Restaurant equipment	99	122
Furniture, fixtures, and other	182	171
Capital leases	257	256
Construction in progress	19	15
	2,700	2,756
Accumulated depreciation and amortization	(704)	(623)
Property and equipment, net	$1,996	$2,133
Depreciation and amortization expense on property and equipment totaled $148 million for 2018, $150 million for 2017 and $144 million for 2016.
Included in our property and equipment, net at December 31, 2018 and 2017 are $180 million and $193 million, respectively, of assets leased under capital leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $77 million and $63 million, respectively.

Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2018			2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$705	$(194)	$511	$725	$(168)	$557
Favorable leases	407	(200)	207	456	(194)	262
Subtotal	1,112	(394)	718	1,181	(362)	819
Indefinite lived intangible assets:
Tim Hortons brand	$6,259	$—	$6,259	$6,727	$—	$6,727
Burger King brand	2,131	—	2,131	2,161	—	2,161
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	9,745	—	9,745	10,243	—	10,243
Intangible assets, net			$10,463			$11,062

Goodwill
Tim Hortons segment	$4,038			$4,326
Burger King segment	602			610
Popeyes segment	846			846
Total	$5,486			$5,782
Amortization expense on intangible assets totaled $70 million for 2018, $72 million for 2017, and $72 million for 2016. The change in the brands and goodwill balances during 2018 was due principally to the impact of foreign currency translation.
As of December 31, 2018, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2019	$64
2020	59
2021	55
2022	51
2023	48
Thereafter	441
Total	$718

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $259 million and $155 million as of December 31, 2018 and 2017, respectively, and is included as a component of Other assets, net in our consolidated balance sheets. The increase in the carrying amount of our equity method investments as of December 31, 2018 compared to December 31, 2017 is primarily attributable to the recognition of investments received in connection with master franchise and development arrangements as a result of our transition to ASC 606. See Note 2, Significant Accounting Policies. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50.0% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $13 million, $12 million and $11 million during 2018, 2017 and 2016, respectively.
The aggregate market value of our 20.5% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on December 31, 2018 is approximately $93 million. The aggregate market value of our 10.1% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on December 31, 2018 is approximately $120 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenue recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2018	2017	2016
Revenues from affiliates:
Royalties	$310	$175	$132
Property revenues	36	27	28
Franchise fees and other revenue	11	26	19
Total	$357	$228	$179
We recognized $20 million of rent expense associated with the TIMWEN Partnership during each of 2018, 2017 and 2016.
At December 31, 2018 and 2017, we had $41 million and $32 million, respectively, of accounts receivable from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded increases to the carrying value of our equity method investment balances and non-cash dilution gains in the amounts of $20 million and $12 million during 2018 and 2016, respectively. No non-cash dilution gains were recorded during 2017. The dilution gains resulted from the issuance of capital stock by our equity method investees, which reduced our ownership interests in these equity method investments. The dilution gains we recorded in connection with the issuance of capital stock reflect adjustments to the differences between the amount of underlying equity in the net assets of equity method investees before and after their issuance of capital stock.

Note 8. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2018	2017
Current:
Dividend payable	$207	$97
Interest payable	87	89
Accrued compensation and benefits	69	67
Taxes payable	113	401
Deferred income	27	43
Accrued advertising expenses	30	27
Closed property reserve	9	11
Restructuring and other provisions	11	12
Other	84	119
Other accrued liabilities	$637	$866
Non-current:
Derivatives liabilities	$179	$499
Taxes payable	493	496
Contract liabilities, net	486	10
Unfavorable leases	192	252
Accrued pension	64	72
Accrued lease straight-lining liability	69	46
Deferred income	22	27
Other	42	53
Other liabilities, net	$1,547	$1,455
Note 9. Long-Term Debt
Long-term debt consist of the following (in millions):

	As of December 31,
	2018	2017
Term Loan Facility (due February 17, 2024)	$6,338	$6,389
2017 4.25% Senior Notes (due May 15, 2024)	1,500	1,500
2015 4.625% Senior Notes (due January 15, 2022)	1,250	1,250
2017 5.00% Senior Notes (due October 15, 2025)	2,800	2,800
Other	150	89
Less: unamortized deferred financing costs and deferred issuance discount	(145)	(170)
Total debt, net	11,893	11,858
Less: current maturities of debt	(70)	(57)
Total long-term debt	$11,823	$11,801

Credit Facilities
On February 17, 2017, two of our subsidiaries (the “Borrowers”) entered into a second amendment (the “Second Amendment”) to the credit agreement governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility of up to $500 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Under the Second Amendment, (i) the outstanding aggregate principal amount under our Term Loan Facility was decreased to $4,900 million as a result of a repayment of $146 million from cash on hand, (ii) the interest rate applicable to our Term Loan Facility was reduced to, at our option, either (a) a base rate plus an applicable margin equal to 1.25%, or (b) a Eurocurrency rate plus an applicable margin equal to 2.25%, (iii) the maturity of our Term Loan Facility was extended from December 12, 2021 to February 17, 2024, and (iv) the Borrowers and their subsidiaries were provided with additional flexibility under certain negative covenants, including incurrence of indebtedness, making of investments, dispositions and restricted payments, and prepayment of subordinated indebtedness. Except as described herein, the Second Amendment did not materially change the terms of the Credit Facilities.
In connection with the Second Amendment, we capitalized approximately $11 million in debt issuance costs and recorded a loss on early extinguishment of debt of $20 million during 2017. The loss on early extinguishment of debt primarily reflects the write-off of unamortized debt issuance costs and discounts.
Incremental Term Loans
In connection with the Popeyes Acquisition, we obtained an incremental term loan in the aggregate principal amount of $1,300 million (the “Incremental Term Loan No. 1”) under our Term Loan Facility. Also, simultaneously and in connection with the issuance of the 2017 4.25% Senior Notes (described below), we obtained an additional incremental term loan in the aggregate principal amount of $250 million (the “Incremental Term Loan No. 2” and together with the Incremental Term Loan No. 1, the “Incremental Term Loans”) under our Term Loan Facility. The Incremental Term Loans bear interest at the same rate as the Term Loan Facility and also mature on February 17, 2024. In connection with the Incremental Term Loan No. 1, Popeyes Louisiana Kitchen, Inc. was included as loan guarantor and its assets as collateral under the Credit Facilities. Except as described herein, there were no other material changes to the terms of the Credit Facilities. Debt issuance costs capitalized in connection with the Incremental Term Loans were approximately $23 million.
Revolving Credit Facility
As of December 31, 2018, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of December 31, 2018, we had $20 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $480 million.
During 2017, the Borrowers extended the maturity date of the Revolving Credit Facility from December 12, 2019 to October 13, 2022. The extension was effected through the termination of the existing revolving credit commitments and the entry into Incremental Facility Amendment No. 3 (the “Third Amendment”) to the credit agreement. The Third Amendment maintained the same $500 million in aggregate principal amount of the commitments under the Revolving Credit Facility but reduced interest rates and commitment fees. As amended, the Revolving Credit Facility matures on October 13, 2022, provided that if, on October 15, 2021, more than an aggregate of $150 million of the 2015 4.625% Senior Notes (as defined below) are outstanding, then the maturity date of the Revolving Credit Facility shall be October 15, 2021. Except as described herein, there were no other material changes to the Revolving Credit Facility. In connection with the Third Amendment we capitalized approximately $1 million in debt issuance costs.
Interest Rate Applicable to the Credit Facilities
The interest rate applicable to the Credit Facilities is, at our option, either (i) a base rate plus an applicable margin equal to 1.25% in respect of the Term Loan Facility and ranging from 0.25% to 1.00%, depending on our leverage ratio, in respect of the Revolving Credit Facility, or (ii) a Eurocurrency rate plus an applicable margin equal to 2.25% in respect of the Term Loan Facility and ranging from 1.25% to 2.00%, depending on our leverage ratio, in respect of the Revolving Credit Facility. Borrowings are subject to a floor of 2.00% in the case of the base rate and a floor of 1.00% in the case of Eurocurrency rate. Amounts drawn under each letter of credit that is issued and outstanding under this facility bear interest ranging from 1.25% to 2.00%, depending on our leverage ratio. The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.25%. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. As of December 31, 2018, the weighted average interest rate on our Term Loan Facility was 4.77%. The principal amount of the Term Loan Facility amortizes in quarterly installments equal to $16 million, with the balance payable at maturity.
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
2017 4.25% Senior Notes
During 2017, the Borrowers entered into an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior notes due May 15, 2024 (the “2017 4.25% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2017 4.25% Senior Notes, together with other sources of liquidity, were used to redeem all of the outstanding RBI Class A 9.0% cumulative compounding perpetual voting preferred shares (see Note 13, Partnership Preferred Units) and for other general corporate purposes. In connection with the issuance of the 2017 4.25% Senior Notes, we capitalized approximately $13 million in debt issuance costs.
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
2017 5.00% Senior Notes
During 2017, the Borrowers entered into an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800 million of 5.00% second lien senior notes due October 15, 2025 (the “2017 5.00% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2017 5.00% Senior Notes were used to redeem the entire outstanding principal balance of $2,250 million of 6.00% second lien secured notes due April 1, 2022 (the “2014 6.00% Senior Notes”), pay related redemption premiums, fees and expenses, and for general corporate purposes. In connection with the issuance of the 2017 5.00% Senior Notes, we capitalized approximately $15 million in debt issuance costs. In connection with the full redemption of the 2014 6.00% Senior Notes, we recorded a loss on early extinguishment of debt of $102 million that primarily reflects the payment of premiums to redeem the notes and the write-off of unamortized debt issuance costs.
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
2015 4.625% Senior Notes
The Borrowers are also party to an indenture (the “2015 4.625% Senior Notes Indenture”) in connection with the issuance of $1,250 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 4.625% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually.
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
Restrictions and Covenants
Our Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; engage in certain transactions with affiliates. In addition, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter, the sum of (i) the amount of letters of credit outstanding exceeding $50 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30.0% of the commitments under the Revolving Credit Facility.
The restrictions under the Credit Facilities, the 2017 4.25% Senior Notes Indenture, the 2017 5.00% Senior Notes Indenture, the 2015 4.625% Senior Notes Indenture have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2018, we were in compliance with all debt covenants under the Credit Facilities, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Other
On October 11, 2018, one of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$100 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are and will be secured by certain parcels of real estate. As of December 31, 2018, we had drawn down the entire C$100 million available under the TH Facility with a weighted average interest rate of 3.64%.
On March 27, 2017, we repaid $156 million of debt assumed in connection with the Popeyes Acquisition. Additionally, $36 million of Tim Hortons Series 1 notes were repaid on June 1, 2017, the original maturity date.
Debt Issuance Costs
During 2017, we incurred aggregate deferred financing costs of $63 million. No significant deferred financing costs were incurred in 2018 and 2016.
Loss on Early Extinguishment of Debt
During 2017, we recorded a $122 million loss on early extinguishment of debt, which primarily reflects the payment of premiums to redeem our 2014 6.00% Senior Notes and the write-off of unamortized debt issuance costs and discounts in connection with the refinancing of our Term Loan Facility and the redemption of our 2014 6.00% Senior Notes.
Maturities
The aggregate maturities of our long-term debt as of December 31, 2018 are as follows (in millions):

Year Ended December 31,	Principal Amount
2019	$70
2020	74
2021	72
2022	1,324
2023	78
Thereafter	10,420
Total	$12,038

Interest Expense, net
Interest expense, net consists of the following (in millions):

	2018	2017	2016
Debt (a)	$498	$484	$412
Capital lease obligations	23	21	20
Amortization of deferred financing costs and debt issuance discount	29	33	39
Interest income	(15)	(26)	(4)
Interest expense, net	$535	$512	$467

(a)
Amount includes $60 million benefit during 2018 from our adoption of a new hedge accounting standard. See Note 2, Significant Accounting Policies – New Accounting Pronouncements, for further details of the effects of this change in accounting principle on Interest expense, net.

Note 10. Leases
Partnership as Lessor
As of December 31, 2018, we leased or subleased 5,284 restaurant properties to franchisees and 129 non-restaurant properties to third parties under operating leases and direct financing leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.

Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2018	2017
Land	$906	$931
Buildings and improvements	1,175	1,215
Restaurant equipment	17	17
	2,098	2,163
Accumulated depreciation and amortization	(475)	(407)
Property and equipment leased, net	$1,623	$1,756
Our net investment in direct financing leases is as follows (in millions):

	As of December 31,
	2018	2017
Future rents to be received:
Future minimum lease receipts	$60	$77
Contingent rents (a)	29	39
Estimated unguaranteed residual value	16	17
Unearned income	(35)	(45)
	70	88
Current portion included within accounts receivables	(16)	(17)
Net investment in property leased to franchisees	$54	$71

(a)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2018	2017	2016
Rental income:
Minimum	$454	$464	$451
Contingent	273	284	282
Amortization of favorable and unfavorable income lease contracts, net	8	8	9
Total rental income	735	756	742
Earned income on direct financing leases	9	9	11
Total property revenues	$744	$765	$753

Partnership as Lessee
In addition, we lease land, building, equipment, office space and warehouse space, including 675 restaurant buildings under capital leases where we are the lessee. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.

Rent expense associated with these lease commitments is as follows (in millions):

	2018	2017	2016
Rental expense:
Minimum	$201	$198	$193
Contingent	71	71	71
Amortization of favorable and unfavorable payable lease contracts, net	9	10	9
Total rental expense (a)	$281	$279	$273

(a)	Amounts include rental expense related to properties subleased to franchisees of $263 million for 2018, $263 million for 2017, and $254 million for 2016.
As of December 31, 2018, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Capital Leases	Operating Leases
2019	$14	$416	$38	$183
2020	10	388	36	172
2021	7	360	34	158
2022	5	331	33	145
2023	5	306	30	130
Thereafter	19	1,704	201	831
Total minimum receipts / payments	$60	$3,505	372	$1,619
Less amount representing interest			(125)
Present value of minimum capital lease payments			247
Current portion of capital lease obligation			(21)
Long-term portion of capital lease obligation			$226

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $2,290 million due in the future under non-cancelable subleases.

Note 11. Income Taxes
Tax Act
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations during 2017 and 2018, and is expected to continue to impact our consolidated results of operations in future periods.
The impacts to our consolidated statement of operations consist of the following (the “Tax Act Impact”):

•
A provisional benefit of $420 million recorded in our provision from income taxes for 2017 and a favorable adjustment of $9 million recorded for 2018, as a result of the remeasurement of net deferred tax liabilities.

•
Provisional charges of $103 million recorded in 2017 and a favorable adjustment of $3 million recorded in 2018, related to certain deductions allowed to be carried forward before the Tax Act, which potentially may not be carried forward and deductible under the Tax Act.

•
A provisional estimate for a one-time transitional repatriation tax on unremitted foreign earnings (the “Transition Tax”) of $119 million recorded in 2017, most of which had been previously accrued with respect to certain undistributed foreign earnings, and a favorable adjustment of $15 million (primarily related to utilization of foreign tax credits) recorded in 2018.

In accordance with Staff Accounting Bulletin No. 118 issued by the staff of the SEC, adjustments to provisional amounts were recorded as discrete items in the provision for income taxes in 2018, the period in which those adjustments became reasonably estimable, as described above.

The ultimate impact of the Tax Act on our effective tax rate in future periods will depend on interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions, or actions we may take.

Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	2018	2017	2016
Canadian	$1,111	$1,223	$1,050
Foreign	271	(122)	150
Income before income taxes	$1,382	$1,101	$1,200

Income tax (benefit) expense attributable to income from continuing operations consists of the following (in millions):

	2018	2017	2016
Current:
Canadian	$25	$438	$79
U.S. Federal	95	113	45
U.S. state, net of federal income tax benefit	17	3	2
Other Foreign	72	54	38
	$209	$608	$164
Deferred:
Canadian	$78	$(302)	$49
U.S. Federal	(65)	(473)	37
U.S. state, net of federal income tax benefit	13	34	(7)
Other Foreign	3	(1)	1
	$29	$(742)	$80
Income tax (benefit) expense	$238	$(134)	$244

The statutory rate reconciles to the effective income tax rate as follows:

	2018	2017	2016
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	4.2	8.9	9.6
Foreign exchange gain (loss)	(0.1)	(7.7)	0.1
Foreign tax rate differential	(6.1)	(1.9)	(1.0)
Change in valuation allowance	3.2	12.0	0.2
Change in accrual for tax uncertainties	0.1	(0.4)	1.0
Intercompany financing	(4.4)	(19.5)	(16.0)
Impact of Tax Act	(1.9)	(27.4)	—
Benefit from stock option exercises	(5.0)	(4.9)	—
Other	0.7	2.3	(0.1)
Effective income tax rate	17.2%	(12.1)%	20.3%
Income tax (benefit) expense allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2018	2017	2016
Income tax (benefit) expense from continuing operations	$238	$(134)	$244
Cash flow hedge in accumulated other comprehensive income (loss)	(2)	5	(2)
Net investment hedge in accumulated other comprehensive income (loss)	101	(13)	12
Pension liability in accumulated other comprehensive income (loss)	—	(2)	(2)
Stock option tax benefit in common shares	—	—	(9)
Total	$337	$(144)	$243

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations are as follows (in millions):

	2018	2017	2016
Deferred income tax (benefit) expense	$(14)	$(449)	$78
Change in valuation allowance	43	133	2
Change in effective Canadian income tax rate	(3)	—	—
Change in effective U.S. federal income tax rate	(8)	(433)	—
Change in effective U.S. state income tax rate	15	4	(3)
Change in effective foreign income tax rate	(4)	3	3
Total	$29	$(742)	$80

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2018	2017
Deferred tax assets:
Accounts and notes receivable	$5	$5
Accrued employee benefits	49	49
Unfavorable leases	123	146
Liabilities not currently deductible for tax	176	74
Tax loss and credit carryforwards	509	550
Derivatives	25	136
Other	8	—
Total gross deferred tax assets	895	960
Valuation allowance	(325)	(282)
Net deferred tax assets	570	678
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	43	33
Intangible assets	1,734	1,791
Leases	105	129
Statutory impairment	31	26
Outside basis difference	35	68
Total gross deferred tax liabilities	1,948	2,047
Net deferred tax liability	$1,378	$1,369
The valuation allowance had a net increase of $43 million during 2018 primarily due to the change in provisional estimates related to the utilization of foreign tax credits. This increase was partially offset by a release due to the utilization of capital losses that had been previously valued.
Changes in the valuation allowance are as follows (in millions):

	2018	2017	2016
Beginning balance	$282	$133	$125
Additions due to acquisition	—	9	—
Change in estimates recorded to deferred income tax expense	43	133	2
Changes from foreign currency exchange rates	—	6	(1)
True-ups from changes in losses and credits	—	1	7
Ending balance	$325	$282	$133

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2018 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$735	2036-2038
Canadian capital loss carryforwards	1,139	Indefinite
U.S. state net operating loss carryforwards	595	2019-2038
U.S. foreign tax credits	81	2019-2028
Other foreign net operating loss carryforwards	192	Indefinite
Other foreign net operating loss carryforwards	57	2020-2037
Other foreign capital loss carryforward	30	Indefinite
Foreign credits	2	2019-2036
Total	$2,831

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
We had $441 million of unrecognized tax benefits at December 31, 2018, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2018	2017	2016
Beginning balance	$461	$241	$239
Additions on tax position related to the current year	1	186	2
Additions for tax positions of prior years	18	41	6
Additions for tax positions taken in conjunction with acquisition of Tim Hortons	—	2	—
Reductions for tax positions of prior year	(18)	—	(1)
Reductions for settlement	(18)	(2)	(5)
Reductions due to statute expiration	(3)	(7)	—
Ending balance	$441	$461	$241
During the twelve months beginning January 1, 2019, it is reasonably possible we will reduce unrecognized tax benefits by approximately $6 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $51 million and $37 million at December 31, 2018 and 2017, respectively. Potential interest and penalties associated with uncertain tax positions recognized was $14 million during 2018, $10 million during 2017 and $11 million during 2016. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns with Canada and its provinces and territories. Generally we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2013 through 2015 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return.
We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as foreign tax jurisdictions. None of the foreign jurisdictions should be individually material. The examination of our U.S. federal income tax returns for fiscal 2009, 2010, the period July 1, 2010 through October 18, 2010 and the period October 19, 2010 through December 31, 2010 was closed during the first half of 2018. The U.S. federal income tax returns for our U.S. companies for fiscal years 2014, 2015 and 2016 are currently under audit by the U.S. Internal Revenue Service. We have various U.S. state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
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

Interest Rate Swaps
During 2018, we entered into a series of receive-variable, pay-fixed interest rate swaps with a notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facility (the “Term Loan Facility”) beginning March 29, 2018 through the expiration of the final swap on February 17, 2024, resetting each March. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2015, we entered into a series of receive-variable, pay-fixed interest rate swaps with a notional value of $2,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facility beginning May 28, 2015. All of these interest rate swaps were settled on April 26, 2018 for an insignificant cash receipt. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of December 31, 2018 that we expect to be reclassified into interest expense within the next 12 months is $12 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2018, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
During 2017, we terminated and settled our previous cross-currency rate swaps with an aggregate notional value of $5,000 million, between the Canadian dollar and U.S. dollar. In connection with this termination, we received $764 million which is reflected as a source of cash provided by investing activities in the consolidated statement of cash flows. The unrealized gains totaled $533 million, net of tax, as of the termination date and will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Additionally during 2017, we entered into new fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023. In making such changes, we effectively realigned our Canadian dollar hedges to reflect our current cash flow mix and capital structure maturity profile.
At December 31, 2018, we also had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, during 2018, we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge are accounted for as a net investment hedge.
The fixed to fixed cross-currency rate swaps hedging Canadian dollar and Euro net investments utilized the forward method of effectiveness assessment prior to March 15, 2018. On March 15, 2018, we dedesignated and subsequently redesignated the outstanding fixed to fixed cross-currency rate swaps to prospectively use the spot method of hedge effectiveness assessment. We also elected to amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in the consolidated statement of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. See Note 2, Significant Accounting Policies - New Accounting Pronouncements, for further information on the adoption of this new guidance.

Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2018, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $124 million with maturities to January 2020. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	2018	2017	2016
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(37)	$(6)	$(23)
Forward-currency contracts	$11	$(9)	$(5)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$383	$(384)	$(87)

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		2018	2017	2016
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(19)	$(31)	$(21)
Forward-currency contracts	Cost of sales	$(1)	$(3)	$—

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		2018	2017	2016
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$60	$—	$—

	Fair Value as of December 31,
	2018	2017	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$7	$1	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	58	—	Other assets, net
Total assets at fair value	$65	$1
Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$72	$42	Other liabilities, net
Foreign currency	—	5	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	107	456	Other liabilities, net
Total liabilities at fair value	$179	$503
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
On December 12, 2017 (the “Redemption Date”), RBI redeemed all of the issued and outstanding Preferred Shares for aggregate consideration of $3,116 million (the “Redemption Consideration”), including $54 million of accrued and unpaid Preferred Share dividends up to the Redemption Date. Partnership made a distribution to RBI in an equal amount under the terms of the partnership agreement described above. Partnership accounted for $54 million of this distribution as a preferred unit distribution, with the remainder accounted for as an in-substance redemption of the Partnership preferred units. The difference between (i) the Redemption Consideration and related transaction costs, net of the $54 million preferred unit distribution and (ii) the carrying amount of the Partnership preferred units on the Redemption Date is reflected as a $234 million increase in net income attributable to common unitholders and partner's capital.
During 2018, RBI made a payment, which was funded by Partnership through a distribution, in connection with the settlement of certain provisions associated with the 2017 redemption of the Preferred Shares as a result of recently proposed Treasury regulations included within Other operating expense (income), net in our consolidated statements of operations.
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
During 2018, Partnership exchanged 10,185,333 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 10,000,000 Partnership exchangeable units for approximately $561 million in cash and exchanging 185,333 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2017, Partnership exchanged 9,286,480 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 5,000,000 Partnership exchangeable units for approximately $330 million in cash and exchanging 4,286,480 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2016, Partnership exchanged 6,744,244 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheets in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheets in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2015	$637	$(24)	$(2,080)	$(1,467)
Foreign currency translation adjustment	—	—	223	223
Net change in fair value of derivatives, net of tax	(119)	—	—	(119)
Amounts reclassified to earnings of cash flow hedges, net of tax	16	—	—	16
Pension and post-retirement benefit plans, net of tax	—	(8)	—	(8)
Balances at December 31, 2016	$534	$(32)	$(1,857)	$(1,355)
Foreign currency translation adjustment	—	—	824	824
Net change in fair value of derivatives, net of tax	(382)	—	—	(382)
Amounts reclassified to earnings of cash flow hedges, net of tax	25	—	—	25
Pension and post-retirement benefit plans, net of tax	—	4	—	4
Balances at December 31, 2017	$177	$(28)	$(1,033)	$(884)
Foreign currency translation adjustment	—	—	(831)	(831)
Net change in fair value of derivatives, net of tax	263	—	—	263
Amounts reclassified to earnings of cash flow hedges, net of tax	14	—	—	14
Pension and post-retirement benefit plans, net of tax	—	1	—	1
Balances at December 31, 2018	$454	$(27)	$(1,864)	$(1,437)
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
RBI is currently issuing awards under the Omnibus Plan and the number of shares available for issuance under such plan as of December 31, 2018 was 16,945,969. The Omnibus Plan permits the grant of several types of awards with respect to RBI common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include RBI and/or individual performance based-vesting conditions. Under the terms of the Omnibus Plan, RSUs are entitled to dividend equivalents, unless otherwise noted. Dividends are not distributed unless the awards vest. Upon vesting, the amount of the dividend, which is distributed in additional RSUs, except in the case of RSUs awarded to non-management members of RBI's board of directors, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered.
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
Share-based compensation expense consists of the following for the periods presented (in millions):

	2018	2017	2016
Stock options, stock options with tandem SARs and RSUs (a)	$48	$48	$35
Accelerated vesting of Popeyes stock options (b)	—	12	—
Total share-based compensation expense (c)	$48	$60	$35

(a)	Includes $2 million, $5 million, and $1 million due to modification of awards in 2018, 2017 and 2016, respectively.

(b)	Represents expense attributed to the post-combination service associated with the accelerated vesting of stock options in connection with the Popeyes Acquisition.

(c)	Generally classified as selling, general and administrative expenses in the consolidated statements of operations.
As of December 31, 2018, total unrecognized compensation cost related to share-based compensation arrangements was $126 million and is expected to be recognized over a weighted-average period of approximately 3.3 years.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

	2018	2017	2016
Risk-free interest rate	2.13%	1.23% - 1.25%	0.85%
Expected term (in years)	6.39	6.74	6.74
Expected volatility	25.2%	24.5%	26.6%
Expected dividend yield	3.08%	1.37%	1.81%
The risk-free interest rate was based on the U.S. Treasury or Canadian Sovereign bond yield with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on the analysis of a three to five-year vesting period coupled with our expectations of exercise activity. Expected volatility was based on the historical equity volatility of RBI and a review of the equity volatilities of publicly-traded guideline companies. The expected dividend yield is based on the annual dividend yield at the time of grant.
The following is a summary of stock option activity under our plans for the year ended December 31, 2018:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2018	20,071	$25.15
Granted	1,548	$58.19
Exercised	(7,268)	$8.37
Forfeited	(748)	$48.26
Outstanding at December 31, 2018	13,603	$36.41	$231,988	6.2
Exercisable at December 31, 2018	3,118	$16.32	$112,215	3.8
Vested or expected to vest at December 31, 2018	12,479	$35.75	$220,320	6.1

(a)	The intrinsic value represents the amount by which the fair value of our stock exceeds the option exercise price at December 31, 2018.

The weighted-average grant date fair value per stock option granted was $10.82, $12.57, and $7.53 during 2018, 2017 and 2016, respectively. The total intrinsic value of stock options exercised was $371 million during 2018, $288 million during 2017, and $47 million during 2016.
The fair value of the time-vested RSUs and performance-based RSUs is based on the closing price of RBI’s common shares on the trading day preceding the date of grant. New grants generally cliff vest five years from the original grant date. RBI has awarded a limited number of performance-based RSUs that proportionally vest over a four year period. Time-vested RSUs and performance-based RSUs are expensed over the vesting period, based upon the probability that the performance target will be met. RBI grants fully vested RSUs, with dividend equivalent rights that accrue in cash, to non-employee members of RBI's board of directors in lieu of a cash retainer and committee fees. All such RSUs will settle and common shares of RBI will be issued upon termination of service by the board member.
The time-vested RSUs generally cliff vest five years from December 31st of the year preceding the grant date and performance-based RSUs generally cliff vest five years from the grant date (in each case, the “Anniversary Date”). If the employee is terminated for any reason within the first two years of the Anniversary Date, 100% of the time-vested RSUs granted will be forfeited. If RBI terminates the employment of a time-vested RSU holder without cause two years after the Anniversary Date, or if the employee retires, the employee will become vested in the number of time-vested RSUs as if the time-vested RSUs vested 20% for each year after the Anniversary Date. If the employee is terminated for any reason within the first three years of the Anniversary Date, 100% of the performance-based RSUs granted will be forfeited. If RBI terminates the employment of a performance-based RSU holder without cause between three and five years after the Anniversary Date, or if the employee retires, the employee will become vested in 50% of the performance-based RSUs on the fourth anniversary date. An alternate ratable vesting schedule applies to the extent the participant ends employment by reason of death or disability.
The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2018:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,293	$38.64	1,590	$36.31
Granted	329	$57.68	920	$58.49
Vested and settled	(43)	$41.62	(81)	$34.68
Dividend equivalents granted	31	$—	58	$—
Forfeited	(110)	$51.05	(80)	$34.65
Outstanding at December 31, 2018	1,500	$41.88	2,407	$45.25
The total intrinsic value, determined as of the date of vesting, of RSUs vested and converted to common shares of RBI during 2018, 2017 and 2016 was $7 million, $6 million and $3 million, respectively.
Note 16. Revenue Recognition
Revenue from Contracts with Customers
We transitioned to ASC 606 from the Previous Standards on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared under the guidance of the Previous Standards. The $250 million cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 Partners' capital.
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

Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our consolidated balance sheets. The following table reflects the change in contract liabilities by segment and on a consolidated basis between the date of adoption (January 1, 2018) and December 31, 2018 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at January 1, 2018	$47	$402	$6	$455
Revenue recognized that was included in the contract liability balance at the beginning of the year	(6)	(43)	—	(49)
Increase, excluding amounts recognized as revenue during the period	24	58	13	95
Impact of foreign currency translation	(3)	(12)	—	(15)
Balance at December 31, 2018	$62	$405	$19	$486
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) by segment and on a consolidated basis as of December 31, 2018 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
2019	$7	$30	$1	$38
2020	7	29	1	37
2021	7	28	1	36
2022	6	28	1	35
2023	6	27	1	34
Thereafter	29	263	14	306
Total	$62	$405	$19	$486

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	2018	2017	2016
Sales	$2,355	$2,390	$2,205
Royalties	2,165	1,215	993
Property revenues	744	765	753
Franchise fees and other revenue	93	206	195
Total revenues	$5,357	$4,576	$4,146

Financial Statement Impact of Transition to ASC 606
As noted above, we transitioned to ASC 606 using the modified retrospective method on January 1, 2018. The cumulative effect of this transition to applicable contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to Partners’ capital as of this date. As a result of applying the modified retrospective method to transition to ASC 606, the following adjustments were made to the consolidated balance sheet as of January 1, 2018 (in millions):

	As Reported	Total	Adjusted
	December 31, 2017	Adjustments	January 1, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,097	$—	$1,097
Accounts and notes receivable, net	489	—	489
Inventories, net	78	—	78
Prepaids and other current assets	86	(23)	63
Total current assets	1,750	(23)	1,727
Property and equipment, net	2,133	—	2,133
Intangible assets, net	11,062	—	11,062
Goodwill	5,782	—	5,782
Net investment in property leased to franchisees	71	—	71
Other assets, net	426	107	533
Total assets	$21,224	$84	$21,308
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$496	$—	$496
Other accrued liabilities	866	9	875
Gift card liability	215	(43)	172
Current portion of long term debt and capital leases	78	—	78
Total current liabilities	1,655	(34)	1,621
Term debt, net of current portion	11,801	—	11,801
Capital leases, net of current portion	244	—	244
Other liabilities, net	1,455	426	1,881
Deferred income taxes, net	1,508	(58)	1,450
Total liabilities	16,663	334	16,997
Partners' capital
Class A common units	4,168	(132)	4,036
Partnership exchangeable units	1,276	(118)	1,158
Accumulated other comprehensive income (loss)	(884)	—	(884)
Total Partners' capital	4,560	(250)	4,310
Noncontrolling interests	1	—	1
Total equity	4,561	(250)	4,311
Total liabilities and equity	$21,224	$84	$21,308

Franchise Fees
The cumulative adjustment for franchise fees consists of the following:

•
A $321 million increase in Other liabilities, net for the cumulative reversal and deferral of previously recognized franchise fees related to franchise agreements in effect at January 1, 2018 that were entered into subsequent to the acquisitions of BK in 2010, TH in 2014 and PLK in 2017 (net of the cumulative revenue attributable for the period through January 1, 2018), with a corresponding decrease to Partners’ capital.

•
A $107 million increase in Other assets, net for the previously unrecognized value of equity interests received in connection with MFDA arrangements. This increase resulted in a corresponding increase in Other liabilities, net of $105 million and an increase to Partners’ capital of $2 million for the cumulative effect of revenue attributable for the period between the inception of each such arrangement and January 1, 2018.

•	A $67 million decrease to Deferred income taxes, net for the tax effects of the two adjustments noted above, with a corresponding increase to Partners’ capital.
Advertising Funds
The cumulative adjustment for advertising funds reflects the recognition of cumulative advertising expenditures temporarily in excess of cumulative advertising fund contributions as of January 1, 2018, which is reflected as a $23 million decrease in Prepaids and other current assets and a $23 million decrease to Partners’ capital.
Gift Card Breakage
The adjustment for gift card breakage reflects the impact of the change to recognize gift card breakage proportionately as gift card balances are used rather than when it is deemed remote that the unused gift card balance would be redeemed, as done under the Previous Standards. The cumulative effect of applying ASC 606 accounting to gift card balances outstanding at January 1, 2018 is reflected as a $43 million decrease in Gift card liability, a $9 million increase in Other accrued liabilities, a $9 million increase in Deferred income taxes, net and a $25 million increase in January 1, 2018 Partners’ capital.

Comparison to Amounts if Previous Standards Had Been in Effect
The following tables reflect the impact of adoption of ASC 606 on our consolidated statements of operations for 2018 and cash flows from operating activities for 2018 and our consolidated balance sheet as of December 31, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”) (in millions):
Consolidated Statement of Operations for 2018

	As Reported	Total Adjustments	Amounts Under Previous Standards
Revenues:
Sales	$2,355	$—	$2,355
Franchise and property revenues	3,002	(750)	2,252
Total revenues	5,357	(750)	4,607
Operating costs and expenses:
Cost of sales	1,818	—	1,818
Franchise and property expenses	422	—	422
Selling, general and administrative expenses	1,214	(785)	429
(Income) loss from equity method investments	(22)	(6)	(28)
Other operating expenses (income), net	8	(1)	7
Total operating costs and expenses	3,440	(792)	2,648
Income from operations	1,917	42	1,959
Interest expense, net	535	1	536
Income before income taxes	1,382	41	1,423
Income tax expense	238	9	247
Net income	1,144	32	1,176
Net income attributable to noncontrolling interests	1	—	1
Net income attributable to common unitholders	$1,143	$32	$1,175

Earnings per unit - basic and diluted:
Class A common units	$3.03		$3.12
Partnership exchangeable units	$2.46		$2.53
The following summarizes the adjustments to our condensed consolidated statement of operations for 2018 to reflect our consolidated statement of operations as if we had continued to recognize revenue under the Previous Standards:

•
As described above, our transition to ASC 606 resulted in the deferral of franchise fees, recognition of franchise fees in connection with MFDAs where we received an equity interest in the equity method investee, and a change in the timing of recognizing gift card breakage income. The adjustments for 2018 to reflect the recognition of this revenue as if the Previous Standards were in effect consists of a $43 million increase in Franchise and property revenue and a $11 million increase in Income tax expense.

•
The adjustments to (income) loss from equity method investments for 2018 reflect the amount of losses from equity method investments we would not have recognized if the Previous Standards were in effect. There is no tax impact related to these adjustments.

•
As described above, under the Previous Standards our statement of operations did not reflect gross presentations of advertising fund contributions and expenses. Our transition to ASC 606 requires the presentation of advertising fund contributions and advertising fund expenses on a gross basis. The adjustments for 2018 reflect advertising fund contributions and expenses as if the Previous Standards were in effect consist of a $793 million decrease in Franchise and property revenues, a $785 million decrease in Selling, general and administrative expenses, a $1 million decrease in Other operating expenses (income), net, a $1 million increase in Interest expense, net, and a $2 million decrease in Income tax expense.

Consolidated Statement of Cash Flows for 2018
The transition to ASC 606 had no net impact on our cash provided by operating activities and no impact on our cash used for investing activities or cash used for financing activities during 2018.

		Total	Amounts Under
	As Reported	Adjustments	Previous Standards
Cash flows from operating activities:
Net income	$1,144	$32	$1,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	—	180
Amortization of deferred financing costs and debt issuance discount	29	—	29
(Income) loss from equity method investments	(22)	(6)	(28)
Loss (gain) on remeasurement of foreign denominated transactions	(33)	—	(33)
Net (gains) losses on derivatives	(40)	—	(40)
Share-based compensation expense	48	—	48
Deferred income taxes	29	9	38
Other	5	—	5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	19	—	19
Inventories and prepaids and other current assets	(7)	6	(1)
Accounts and drafts payable	41	7	48
Other accrued liabilities and gift card liability	(219)	(6)	(225)
Tenant inducements paid to franchisees	(52)	—	(52)
Other long-term assets and liabilities	43	(42)	1
Net cash provided by operating activities	$1,165	$—	$1,165

Consolidated Balance Sheet as of December 31, 2018

	As Reported	Total	Amounts Under
	December 31, 2018	Adjustments	Previous Standards
ASSETS
Current assets:
Cash and cash equivalents	$913	$—	$913
Accounts and notes receivable, net	452	—	452
Inventories, net	75	—	75
Prepaids and other current assets	60	17	77
Total current assets	1,500	17	1,517
Property and equipment, net	1,996	—	1,996
Intangible assets, net	10,463	—	10,463
Goodwill	5,486	—	5,486
Net investment in property leased to franchisees	54	—	54
Other assets, net	642	(101)	541
Total assets	$20,141	$(84)	$20,057
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$513	$7	$520
Other accrued liabilities	637	(15)	622
Gift card liability	167	42	209
Current portion of long term debt and capital leases	91	—	91
Total current liabilities	1,408	34	1,442
Term debt, net of current portion	11,823	—	11,823
Capital leases, net of current portion	226	—	226
Other liabilities, net	1,547	(468)	1,079
Deferred income taxes, net	1,519	67	1,586
Total liabilities	16,523	(367)	16,156
Partners' capital
Class A common units	4,323	155	4,478
Partnership exchangeable units	730	128	858
Accumulated other comprehensive income (loss)	(1,437)	—	(1,437)
Total Partners' capital	3,616	283	3,899
Noncontrolling interests	2	—	2
Total equity	3,618	283	3,901
Total liabilities and equity	$20,141	$(84)	$20,057
Note 17. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2018	2017	2016
Net losses on disposal of assets, restaurant closures and refranchisings	$19	$29	$18
Litigation settlements and reserves, net	11	2	1
Net losses (gains) on foreign exchange	(33)	77	(20)
Other, net	11	1	—
Other operating expenses (income), net	$8	$109	$(1)

Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflects accruals and payments made and proceeds received in connection with litigation matters.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Other, net during 2018 is comprised primarily of a payment in connection with the settlement of certain provisions associated with the 2017 redemption of our preferred shares as a result of recently proposed Treasury regulations.
Note 18. Commitments and Contingencies
Letters of Credit
As of December 31, 2018, we had $20 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. These letters of credit outstanding are secured by the collateral under our Revolving Credit Facility. As of December 31, 2018, no amounts had been drawn on any of these irrevocable standby letters of credit.
Purchase Commitments
We have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $41 million over the next three years, some of which have early termination fees. We also enter into commitments to purchase advertising. As of December 31, 2018, these commitments totaled $380 million and run through 2024.
Litigation
From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
On June 19, 2017, a claim was filed in the Ontario Superior Court of Justice against The TDL Group Corp, a subsidiary of RBI, RBI, the Tim Hortons Ad Fund and certain individual defendants. The plaintiff, a franchisee of two Tim Hortons restaurants, seeks to certify a class of all persons who have carried on business as a Tim Hortons franchisee in Canada at any time after December 15, 2014. The claim alleges various causes of action against the defendants in relation to the purported misuse of amounts paid by members of the proposed class to the Tim Hortons Canada advertising fund (the “Ad Fund”). The plaintiff seeks to have the Ad Fund franchisee contributions held in trust for the benefit of members of the proposed class, an accounting of the Ad Fund, as well as damages for breach of contract, breach of trust, breach of the statutory duty of fair dealing, and breach of fiduciary duties.
On October 6, 2017, a claim was filed in the Ontario Superior Court of Justice against the same defendants as named above. The plaintiffs, two franchisees of Tim Hortons restaurants, seek to certify a class of all persons who have carried on business as a Tim Hortons franchisee at any time after March 8, 2017. The claim alleges various causes of action against the defendants in relation to the purported adverse treatment of member and potential member franchisees of the Great White North Franchisee Association. The plaintiffs seek damages for, among other things, breach of contract, breach of the statutory duty of fair dealing, and breach of the franchisees’ statutory right of association.
In connection with these two lawsuits, the court granted our motion to strike the individuals named in the lawsuits, RBI and the Tim Hortons Ad Fund on October 22, 2018. The only defendant that remains in the lawsuits is The TDL Group Corp.
On July 24, 2018, a complaint for declaratory relief was filed against Tim Hortons USA, Inc. (“THUSA”) and Restaurant Brands International Limited Partnership in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida by Great White North Franchisee Association - USA, Inc., on behalf of its members. The complaint alleges certain breaches of the franchise agreements between THUSA and its franchisees and the implied covenant of good faith and fair dealing, as well as violations of the U.S. franchise rules and the Florida Deceptive and Unfair Trade Practices Act.
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District

of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class.
While we believe the claims are without merit, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
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
As stated in Note 16, Revenue Recognition, we transitioned to ASC 606 on January 1, 2018 using the modified retrospective transition method. Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our Financial Statements for prior periods were prepared under the guidance of the Previous Standards. For comparability purposes, we have disclosed 2018 total revenues by operating segment under the Previous Standards as well as segment income with a reconciliation to net income under the Previous Standards. See Note 16, Revenue Recognition, for further details of the effects of this change in accounting principle on total revenues and net income.
PLK revenues and segment income from the acquisition date of March 27, 2017 through December 31, 2017 are included in our consolidated statement of operations for 2017. The following tables present revenues, by segment and by country, depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions):

	2018 As Reported	2018 Amounts Under Previous Standards	2017	2016
Revenues by operating segment:
TH	$3,292	$3,077	$3,155	$3,001
BK	1,651	1,251	1,219	1,145
PLK	414	279	202	—
Total	$5,357	$4,607	$4,576	$4,146

Revenues by country (a):
Canada	$2,984		$2,832	$2,672
United States	1,785		1,190	1,004
Other	588		554	470
Total	$5,357		$4,576	$4,146

Depreciation and amortization:
TH	$108	$110	$108
BK	61	62	64
PLK	11	10	—
Total	$180	$182	$172

(Income) loss from equity method investments:
TH	$(6)	$(8)	$(8)
BK	(16)	(4)	(12)
Total	$(22)	$(12)	$(20)

Capital expenditures:
TH	$59	$13	$12
BK	25	23	22
PLK	2	1	—
Total	$86	$37	$34

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Total assets by segment, and long-lived assets by segment and country are as follows (in millions):

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2018	2017	2018	2017
By operating segment:
TH	$12,666	$13,733	$1,226	$1,351
BK	4,514	4,633	729	751
PLK	2,420	2,440	95	102
Unallocated	541	418	—	—
Total	$20,141	$21,224	$2,050	$2,204
By country:
Canada			$945	$1,059
United States			1,098	1,138
Other			7	7
Total			$2,050	$2,204
Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2018 and December 31, 2017.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense (benefit), and depreciation and amortization, adjusted to exclude the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including fees and expenses associated with the Popeyes Acquisition (“PLK Transaction costs”), Corporate restructuring and tax advisory fees related to the interpretation and implementation of the Tax Act, including Treasury regulations proposed in late 2018, non-operational Office centralization and relocation costs in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, and integration costs associated with the acquisition of Tim Hortons. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. A reconciliation of segment income to net income (loss) consists of the following (in millions):

	2018 As Reported	2018 Amounts Under Previous Standards	2017	2016
Segment income:
TH	$1,127	$1,128	$1,136	$1,072
BK	928	950	903	816
PLK	157	169	107	—
Adjusted EBITDA	2,212	2,247	2,146	1,888
Share-based compensation and non-cash incentive compensation expense	55	55	55	42
PLK Transaction costs	10	10	62	—
Corporate restructuring and tax advisory fees	25	25	2	—
Office centralization and relocation costs	20	20	—	—
Integration costs	—	—	—	16
Impact of equity method investments (a)	(3)	(9)	1	(8)
Other operating expenses (income), net	8	7	109	(1)
EBITDA	2,097	2,139	1,917	1,839
Depreciation and amortization	180	180	182	172
Income from operations	1,917	1,959	1,735	1,667
Interest expense, net	535	536	512	467
Loss on early extinguishment of debt	—	—	122	—
Income tax expense (benefit)	238	247	(134)	244
Net income (loss)	$1,144	$1,176	$1,235	$956

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 20. Quarterly Financial Data (Unaudited)
Our Financial Statements reflect the application of ASC 606 guidance beginning in 2018, while our consolidated financial statements for prior periods were prepared under the guidance of the Previous Standards. As such, 2018 results are not comparable to 2017 results.
Summarized unaudited quarterly financial data (in millions, except per share data) was as follows:

	Quarters Ended
	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Total revenues	$1,254	$1,001	$1,343	$1,132	$1,375	$1,209	$1,385	$1,234
Income from operations	$421	$336	$503	$415	$477	$479	$516	$505
Net income	$279	$167	$314	$243	$250	$247	$301	$578
Basic and diluted earnings per unit
Class A common units	$0.73	$0.25	$0.83	$0.44	$0.66	$0.45	$0.81	$1.96
Partnership exchangeable units	$0.60	$0.21	$0.67	$0.38	$0.53	$0.39	$0.65	$1.64
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions)
As of December 31, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$913	$—	$—	$913
Accounts and notes receivable, net	452	—	—	452
Inventories, net	75	—	—	75
Prepaids and other current assets	60	—	—	60
Total current assets	1,500	—	—	1,500
Property and equipment, net	1,996	—	—	1,996
Intangible assets, net	10,463	—	—	10,463
Goodwill	5,486	—	—	5,486
Net investment in property leased to franchisees	54	—	—	54
Intercompany receivable	—	207	(207)	—
Investment in subsidiaries	—	3,618	(3,618)	—
Other assets, net	642	—	—	642
Total assets	$20,141	$3,825	$(3,825)	$20,141
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$513	$—	$—	$513
Other accrued liabilities	430	207	—	637
Gift card liability	167	—	—	167
Current portion of long term debt and capital leases	91	—	—	91
Total current liabilities	1,201	207	—	1,408
Term debt, net of current portion	11,823	—	—	11,823
Capital leases, net of current portion	226	—	—	226
Other liabilities, net	1,547	—	—	1,547
Payables to affiliates	207	—	(207)	—
Deferred income taxes, net	1,519	—	—	1,519
Total liabilities	16,523	207	(207)	16,523
Partners’ capital:
Class A common units	—	4,323	—	4,323
Partnership exchangeable units	—	730	—	730
Common shares	3,071	—	(3,071)	—
Retained earnings	1,982	—	(1,982)	—
Accumulated other comprehensive income (loss)	(1,437)	(1,437)	1,437	(1,437)
Total Partners’ capital/shareholders’ equity	3,616	3,616	(3,616)	3,616
Noncontrolling interests	2	2	(2)	2
Total equity	3,618	3,618	(3,618)	3,618
Total liabilities and equity	$20,141	$3,825	$(3,825)	$20,141

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions)
As of December 31, 2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,097	$—	$—	$1,097
Accounts and notes receivable, net	489	—	—	489
Inventories, net	78	—	—	78
Prepaids and other current assets	86	—	—	86
Total current assets	1,750	—	—	1,750
Property and equipment, net	2,133	—	—	2,133
Intangible assets, net	11,062	—	—	11,062
Goodwill	5,782	—	—	5,782
Net investment in property leased to franchisees	71	—	—	71
Intercompany receivable	—	97	(97)	—
Investment in subsidiaries	—	4,561	(4,561)	—
Other assets, net	426	—	—	426
Total assets	$21,224	$4,658	$(4,658)	$21,224
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$496	$—	$—	$496
Other accrued liabilities	769	97	—	866
Gift card liability	215	—	—	215
Current portion of long term debt and capital leases	78	—	—	78
Total current liabilities	1,558	97	—	1,655
Term debt, net of current portion	11,801	—	—	11,801
Capital leases, net of current portion	244	—	—	244
Other liabilities, net	1,455	—	—	1,455
Payables to affiliates	97	—	(97)	—
Deferred income taxes, net	1,508	—	—	1,508
Total liabilities	16,663	97	(97)	16,663
Partners’ capital:
Class A common units	—	4,168	—	4,168
Partnership exchangeable units	—	1,276	—	1,276
Common shares	3,516	—	(3,516)	—
Retained earnings	1,928	—	(1,928)	—
Accumulated other comprehensive income (loss)	(884)	(884)	884	(884)
Total Partners’ capital/shareholders’ equity	4,560	4,560	(4,560)	4,560
Noncontrolling interests	1	1	(1)	1
Total equity	4,561	4,561	(4,561)	4,561
Total liabilities and equity	$21,224	$4,658	$(4,658)	$21,224

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions)
2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,355	$—	$—	$2,355
Franchise and property revenues	3,002	—	—	3,002
Total revenues	5,357	—	—	5,357
Operating costs and expenses:
Cost of sales	1,818	—	—	1,818
Franchise and property expenses	422	—	—	422
Selling, general and administrative expenses	1,214	—	—	1,214
(Income) loss from equity method investments	(22)	—	—	(22)
Other operating expenses (income), net	8	—	—	8
Total operating costs and expenses	3,440	—	—	3,440
Income from operations	1,917	—	—	1,917
Interest expense, net	535	—	—	535
Income before income taxes	1,382	—	—	1,382
Income tax (benefit) expense	238	—	—	238
Net income	1,144	—	—	1,144
Equity in earnings of consolidated subsidiaries	—	1,144	(1,144)	—
Net income (loss)	1,144	1,144	(1,144)	1,144
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders / shareholders	$1,143	$1,143	$(1,143)	$1,143
Total comprehensive income (loss)	$591	$591	$(591)	$591

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions)
2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,390	$—	$—	$2,390
Franchise and property revenues	2,186	—	—	2,186
Total revenues	4,576	—	—	4,576
Operating costs and expenses:
Cost of sales	1,850	—	—	1,850
Franchise and property expenses	478	—	—	478
Selling, general and administrative expenses	416	—	—	416
(Income) loss from equity method investments	(12)	—	—	(12)
Other operating expenses (income), net	109	—	—	109
Total operating costs and expenses	2,841	—	—	2,841
Income from operations	1,735	—	—	1,735
Interest expense, net	512	—	—	512
Loss on early extinguishment of debt	122	—	—	122
Income before income taxes	1,101	—	—	1,101
Income tax expense	(134)	—	—	(134)
Net income	1,235	—	—	1,235
Equity in earnings of consolidated subsidiaries	—	1,235	(1,235)	—
Net income (loss)	1,235	1,235	(1,235)	1,235
Net income (loss) attributable to noncontrolling interests	2	2	(2)	2
Partnership preferred unit distributions	—	256	—	256
Gain on redemption of Partnership preferred units	—	(234)	—	(234)
Net income (loss) attributable to common unitholders / shareholders	$1,233	$1,211	$(1,233)	$1,211
Total comprehensive income (loss)	$1,706	$1,706	$(1,706)	$1,706

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions)
2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,205	$—	$—	$2,205
Franchise and property revenues	1,941	—	—	1,941
Total revenues	4,146	—	—	4,146
Operating costs and expenses:
Cost of sales	1,727	—	—	1,727
Franchise and property expenses	454	—	—	454
Selling, general and administrative expenses	319	—	—	319
(Income) loss from equity method investments	(20)	—	—	(20)
Other operating expenses (income), net	(1)	—	—	(1)
Total operating costs and expenses	2,479	—	—	2,479
Income from operations	1,667	—	—	1,667
Interest expense, net	467	—	—	467
Income before income taxes	1,200	—	—	1,200
Income tax expense	244	—	—	244
Net income	956	—	—	956
Equity in earnings of consolidated subsidiaries	—	956	(956)	—
Net income (loss)	956	956	(956)	956
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Partnership preferred unit distributions	—	270	—	270
Net income (loss) attributable to common unitholders / shareholders	$953	$683	$(953)	$683
Total comprehensive income (loss)	$1,068	$1,068	$(1,068)	$1,068

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions)
2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,144	$1,144	$(1,144)	$1,144
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,144)	1,144	—
Depreciation and amortization	180	—	—	180
Amortization of deferred financing costs and debt issuance discount	29	—	—	29
(Income) loss from equity method investments	(22)	—	—	(22)
Loss (gain) on remeasurement of foreign denominated transactions	(33)	—	—	(33)
Net (gains) losses on derivatives	(40)	—	—	(40)
Share-based compensation expense	48	—	—	48
Deferred income taxes	29	—	—	29
Other	5	—	—	5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	19	—	—	19
Inventories and prepaids and other current assets	(7)	—	—	(7)
Accounts and drafts payable	41	—	—	41
Other accrued liabilities and gift card liability	(219)	—	—	(219)
Tenant inducements paid to franchisees	(52)	—	—	(52)
Other long-term assets and liabilities	43	—	—	43
Net cash provided by operating activities	1,165	—	—	1,165
Cash flows from investing activities:
Payments for property and equipment	(86)	—	—	(86)
Proceeds from disposal of assets, restaurant closures and refranchisings	8	—	—	8
Return of investment on direct financing leases	16	—	—	16
Settlement/sale of derivatives, net	17	—	—	17
Other investing activities, net	1	—	—	1
Net cash provided by (used for) investing activities	(44)	—	—	(44)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	75	—	—	75
Repayments of long-term debt and capital leases	(74)	—	—	(74)
Distributions to RBI for payments in connection with redemption of Preferred Shares	—	(60)	—	(60)
Payment of financing costs	(3)	—	—	(3)
Distributions paid on common, preferred and Partnership exchangeable units	—	(728)	—	(728)
Repurchase of Partnership exchangeable units	—	(561)	—	(561)
Capital contribution from RBI Inc.	61	—	—	61
Distributions from subsidiaries	(1,349)	1,349	—	—
Other financing activities, net	5	—	—	5
Net cash provided by (used for) financing activities	(1,285)	—	—	(1,285)
Effect of exchange rates on cash and cash equivalents	(20)	—	—	(20)
Increase (decrease) in cash and cash equivalents	(184)	—	—	(184)
Cash and cash equivalents at beginning of period	1,097	—	—	1,097
Cash and cash equivalents at end of period	$913	$—	$—	$913

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions)
2017

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,235	$1,235	$(1,235)	$1,235
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,235)	1,235	—
Depreciation and amortization	182	—	—	182
Premiums paid and non-cash loss on early extinguishment of debt	119	—	—	119
Amortization of deferred financing costs and debt issuance discount	33	—	—	33
(Income) loss from equity method investments	(12)	—	—	(12)
Loss (gain) on remeasurement of foreign denominated transactions	77	—	—	77
Net losses on derivatives	31	—	—	31
Share-based compensation expense	48	—	—	48
Deferred income taxes	(742)	—	—	(742)
Other	18	—	—	18
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(30)	—	—	(30)
Inventories and prepaids and other current assets	19	—	—	19
Accounts and drafts payable	14	—	—	14
Other accrued liabilities and gift card liability	360	—	—	360
Tenant inducements paid to franchisees	(20)	—	—	(20)
Other long-term assets and liabilities	99	—	—	99
Net cash provided by operating activities	1,431	—	—	1,431
Cash flows from investing activities:
Payments for property and equipment	(37)	—	—	(37)
Proceeds from disposal of assets, restaurant closures and refranchisings	26	—	—	26
Net payment for purchase of Popeyes, net of cash acquired	(1,636)	—	—	(1,636)
Return of investment on direct financing leases	16	—	—	16
Settlement/sale of derivatives, net	772	—	—	772
Other investing activities, net	1	—	—	1
Net cash provided by (used for) investing activities	(858)	—	—	(858)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,850	—	—	5,850
Repayments of long-term debt and capital leases	(2,742)	—	—	(2,742)
Distributions to RBI for payments in connection with redemption of Preferred Shares	—	(3,006)	—	(3,006)
Payment of financing costs	(63)	—	—	(63)
Distributions paid on common, preferred and Partnership exchangeable units	—	(664)	—	(664)
Repurchase of Partnership exchangeable units	—	(330)	—	(330)
Capital contribution from RBI Inc.	29	—	—	29
Distributions from subsidiaries	(4,000)	4,000	—	—
Other financing activities, net	(10)	—	—	(10)
Net cash provided by (used for) financing activities	(936)	—	—	(936)
Effect of exchange rates on cash and cash equivalents	24	—	—	24
Increase (decrease) in cash and cash equivalents	(339)	—	—	(339)
Cash and cash equivalents at beginning of period	1,436	—	—	1,436
Cash and cash equivalents at end of period	$1,097	$—	$—	$1,097

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions)
2016

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$956	$956	$(956)	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(956)	956	—
Depreciation and amortization	172	—	—	172
Amortization of deferred financing costs and debt issuance discount	39	—	—	39
(Income) loss from equity method investments	(20)	—	—	(20)
Loss (gain) on remeasurement of foreign denominated transactions	(20)	—	—	(20)
Net losses on derivatives	21	—	—	21
Share-based compensation expense	35	—	—	35
Deferred income taxes	80	—	—	80
Other	4	—	—	4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(16)	—	—	(16)
Inventories and prepaids and other current assets	(10)	—	—	(10)
Accounts and drafts payable	16	—	—	16
Other accrued liabilities and gift card liability	(1)	—	—	(1)
Tenant inducements paid to franchisees	(19)	—	—	(19)
Other long-term assets and liabilities	(23)	—	—	(23)
Net cash provided by operating activities	1,214	—	—	1,214
Cash flows from investing activities:
Payments for property and equipment	(34)	—	—	(34)
Proceeds from disposal of assets, restaurant closures and refranchisings	30	—	—	30
Return of investment on direct financing leases	17	—	—	17
Settlement/sale of derivatives, net	11	—	—	11
Other investing activities, net	3	—	—	3
Net cash provided by (used for) investing activities	27	—	—	27
Cash flows from financing activities:
Repayments of long-term debt and capital leases	(70)	—	—	(70)
Distributions paid on common, preferred and Partnership exchangeable units	—	(538)	—	(538)
Capital contribution from RBI Inc.	14	—	—	14
Excess tax benefits from share-based compensation	8	—	—	8
Distributions from subsidiaries	(538)	538	—	—
Other financing activities, net	(5)	—	—	(5)
Net cash provided by (used for) financing activities	(591)	—	—	(591)
Effect of exchange rates on cash and cash equivalents	(2)	—	—	(2)
Increase (decrease) in cash and cash equivalents	648	—	—	648
Cash and cash equivalents at beginning of period	788	—	—	788
Cash and cash equivalents at end of period	$1,436	$—	$—	$1,436

Note 22. Subsequent Events
Dividends
On January 4, 2019, RBI paid a cash dividend of $0.45 per RBI common share to common shareholders of record on December 15, 2018. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.45 per exchangeable unit to holders of record on December 15, 2018.
On January 22, 2019, the RBI board of directors declared a cash dividend of $0.50 per RBI common share for the first quarter of 2019. The dividend will be paid on April 3, 2019 to RBI common shareholders of record on March 15, 2019. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of RBI, of the effectiveness of the design and operation of Partnership’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of December 31, 2018. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
RBI’s management, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information regarding the executive officers of RBI, as general partner of Partnership, set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from RBI’s definitive proxy statement to be filed no later than 120 days after December 31, 2018. We refer to this proxy statement as the RBI Definitive Proxy Statement.
Executive Officers of the Registrant
Set forth below is certain information about RBI’s executive officers. Ages are as of the date hereof.

Name	Age	Position
Daniel S. Schwartz	38	Executive Chairman
José E. Cil	49	Chief Executive Officer
Matthew Dunnigan	35	Chief Financial Officer
Joshua Kobza	32	Chief Operating Officer
Alexandre Macedo	41	President, Tim Hortons
Alexandre Santoro	47	President, Popeyes
Jacqueline Friesner	46	Controller and Chief Accounting Officer
Jill Granat	53	General Counsel and Corporate Secretary
José Cil. Mr. Cil was appointed Chief Executive Officer of RBI in January 2019, and previously served as President, Burger King since December 2014. Mr. Cil served as Executive Vice President and President of Europe, the Middle East and Africa for Burger King Worldwide and its predecessor from November 2010 until December 2014. Prior to this role, Mr. Cil was Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as Vice President of Company Operations of Burger King Corporation and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA of a subsidiary of Burger King Corporation.
Daniel S. Schwartz. Mr. Schwartz was appointed Executive Chairman of RBI in January 2019. Prior to that, Mr. Schwartz served as Chief Executive Officer of RBI from December 2014 to January 2019. Mr. Schwartz has also served as a director of RBI since December 2014 and was appointed as Co-Chairman of the Board of Directors in January 2019. From June 2013 until December 2014, Mr. Schwartz served as Chief Executive Officer, from April 2013 until June 2013, he served as Chief Operating Officer and from January 2011 until April 2013, he served as Chief Financial Officer of Burger King Worldwide and its predecessor. Mr. Schwartz joined Burger King Worldwide in October 2010 as Executive Vice President, Deputy Chief Finance Officer and was appointed as Executive Vice President and Chief Financial Officer in December 2010, effective January 2011. Since January 2008, Mr. Schwartz has been a partner with 3G Capital, where he was responsible for managing 3G Capital’s private equity business until October 2010. Mr. Schwartz is a director of 3G Capital.
Joshua Kobza. Mr. Kobza was appointed Chief Operating Officer of RBI in January 2019. Prior to that, Mr. Kobza served as Chief Technology Officer and Development Officer of RBI from January 2018 to January 2019, and as Chief Financial Officer of RBI from December 2014 to January 2018. From April 2013 to December 2014, Mr. Kobza served as Executive Vice President and Chief Financial Officer of Burger King Worldwide. Mr. Kobza joined Burger King Worldwide in June 2012 as Director, Investor Relations, and was promoted to Senior Vice President, Global Finance in December 2012. From January 2011 until June 2012, Mr. Kobza worked at SIP Capital, a Sao Paulo based private investment firm, where he evaluated investments across a number of industries and geographies. From July 2008 until December 2010, Mr. Kobza served as an analyst in the corporate private equity area of the Blackstone Group in New York City.
Matthew Dunnigan. Mr. Dunnigan was appointed Chief Financial Officer in January 2018. From October 2014 until January 2018, Mr. Dunnigan held the position of Treasurer, where he took on increasing responsibilities and successfully led all of RBI's capital markets activities. Before he joined RBI, Mr. Dunnigan served as Vice President of Crescent Capital Group LP, from September 2013 through October 2014, where he evaluated investments across the credit markets. Prior to that, Mr. Dunnigan spent three years as a private equity investment professional for H.I.G. Capital.
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
Alexandre Santoro. Mr. Santoro was appointed President, Popeyes in March 2017. From April 2015 until March 2017, Mr. Santoro was responsible for Global Supply Chain, Quality Assurance and Global Operations. Mr. Santoro served in multiple strategic roles for America Latina Logistica from April 2002 through March 2015, including Chief Executive Officer of America Latina Logistica from June 2013 through March 2015.
Jacqueline Friesner. Ms. Friesner was appointed Controller and Chief Accounting Officer of RBI in December 2014. Ms. Friesner served as Vice President, Controller and Chief Accounting Officer of Burger King Worldwide and its predecessor from March 2011 until December 2014. Prior thereto, Ms. Friesner served in positions of increasing responsibility with Burger King Corporation. Before joining Burger King Corporation in October 2002, she was an audit manager at Pricewaterhouse Coopers in Miami, Florida.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under RBI's compensation plans as of December 31, 2018 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	13,603	$36.41	16,946
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	13,603	$36.41	16,946
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
Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Restaurant Brands International Inc. filed on December 12, 2014.

10.10(c)	Amendment No. 1, dated May 22, 2015, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Restaurant Brands International Inc. filed on May 26, 2015.

10.10(d)	Amendment No. 2, dated February 17, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.10(d) to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.10(e)	Incremental Facility Amendment, dated as of March 27, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.10(e) to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.10(f)	Incremental Facility Amendment No. 2, dated as of May 17, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.42 to the Form 8-K of Restaurant Brands International Inc. filed on May 17, 2017.

10.10(g)	Incremental Facility Amendment No. 3, dated as of October 13, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.45 to the Form 8-K of Restaurant Brands International Inc. filed on October 16, 2017.

10.10(h)	Amendment No. 3, dated October 2, 2018, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.10(h) to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2018.

10.11(a)*	2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.11(b)*	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(c)*	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(c) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(d)*	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(d) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(e)*	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(e) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(f)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(f) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.12
Amended and Restated Limited Partnership Agreement, dated December 11, 2014, between Restaurant Brands International Inc., 8997896 Canada Inc. and each person who is admitted as a Limited Partner in accordance with the terms of the agreement.
Incorporated herein by reference to Exhibit 3.5 to the Form 8-K of Registrant filed on December 12, 2014.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.14*	Consulting Agreement, dated December 15, 2014, between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.14 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.15	Tim Hortons Inc. Form of Indemnification Agreement for directors, officers and others, as applicable.	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Tim Hortons Inc. filed on September 28, 2009.

10.16(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2011 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 11, 2011.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.18*	Tim Hortons Inc. Nonqualified Stock Option Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10(a) to the Form 10-Q of Tim Hortons Inc. filed on November 7, 2013.

10.19*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.19 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.20*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.20 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.21*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Daniel S. Schwartz.	Incorporated herein by reference to Exhibit 10.21 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.22*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.23*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.24*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.25*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.25 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.26*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.26 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.27*	Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Heitor Gonçalves.	Incorporated herein by reference to Exhibit 10.27 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.28*	Amended and Restated Consulting Agreement dated as of March 31, 2015 between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.28 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.30*	Award Agreement Amendment dated August 12, 2015 between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.30 to the Form 10-Q of Restaurant Brands International Inc. filed on October 30, 2015.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Restaurant Brands International Inc. filed on October 30, 2015.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Restaurant Brands International Inc. filed on September 1, 2015.

10.35(a)*	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(b)*	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(b) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(c)*	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(c) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(d)*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.36*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-Q of Restaurant Brands International Inc. filed on August 1, 2018.

10.37*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2016.

10.38*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Incorporated herein by reference to Exhibit 10.38 to the Form 10-K of Restaurant Brands International Inc. filed on February 17, 2017.

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
Incorporated herein by reference to Exhibit 10.47 to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.47	Amendment to Amended and Restated Consulting Agreement dated October 25, 2017 by and between Restaurant Brands International Inc. and Marc Caira.	Incorporated herein by reference to Exhibit 10.4 to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2018.

10.48*	Annual Bonus Program Plan Document	Incorporated herein by reference to Exhibit 10.48 to the Form 10-Q of Restaurant Brands International Inc. filed on April 24, 2018.

10.49(a)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between The TDL Group Corp. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 24, 2018.

10.49(b)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Restaurant Brands International Inc. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(b) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.49(c)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Burger King Corporation and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(c) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

21.1	List of Subsidiaries of the Registrant.	Filed herewith.

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
Furnished herewith.

32.2
Certification of Chief Financial Officer of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

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

* Management contract or compensatory plan or arrangement
Certain instruments relating to long-term borrowings, constituting less than 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant agrees to furnish copies of such instruments to the SEC upon request.
Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restaurant Brands International Limited Partnership
By:	Restaurant Brands International Inc., its general partner

By:	/s/ José E. Cil
Name:	José E. Cil
Title:	Chief Executive Officer
Date: February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ José E. Cil	Chief Executive Officer of Restaurant Brands International Inc. (principal executive officer)	February 22, 2019
José E. Cil

/s/ Matthew Dunnigan	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer)	February 22, 2019
Matthew Dunnigan

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer of Restaurant Brands International Inc. (principal accounting officer)	February 22, 2019
Jacqueline Friesner

/s/ Alexandre Behring	Co-Chairman of Restaurant Brands International Inc.	February 22, 2019
Alexandre Behring

/s/ Daniel Schwartz	Co-Chairman of Restaurant Brands International Inc.	February 22, 2019
Daniel Schwartz

/s/ Marc Caira	Vice Chairman of Restaurant Brands International Inc.	February 22, 2019
Marc Caira

	Director of Restaurant Brands International Inc.	February 22, 2019
Martin Franklin

/s/ Paul J. Fribourg	Director of Restaurant Brands International Inc.	February 22, 2019
Paul J. Fribourg

/s/ Neil Golden	Director of Restaurant Brands International Inc.	February 22, 2019
Neil Golden

/s/ Ali Hedayat	Director of Restaurant Brands International Inc.	February 22, 2019
Ali Hedayat

/s/ Golnar Khosrowshahi	Director of Restaurant Brands International Inc.	February 22, 2019
Golnar Khosrowshahi

	Director of Restaurant Brands International Inc.	February 22, 2019
Carlos Alberto Sicupira

/s/ Joao M. Castro-Neves	Director of Restaurant Brands International Inc.	February 22, 2019
Joao M. Castro-Neves

/s/ Roberto Thompson Motta	Director of Restaurant Brands International Inc.	February 22, 2019
Roberto Thompson Motta

/s/ Alexandre Van Damme	Director of Restaurant Brands International Inc.	February 22, 2019
Alexandre Van Damme