Form 10-Q
period 2019-03-31
Restaurant Brands International Limited Partnership
filed 2019-04-29
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36787

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in its Charter)

Canada	98-1206431
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 King Street West, Suite 300 Toronto, Ontario	M5X 1E1
(Address of Principal Executive Offices)	(Zip Code)
(905) 845-6511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class B exchangeable limited partnership units	QSP	Toronto Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 22, 2019, there were 207,380,043 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$902	$913
Accounts and notes receivable, net of allowance of $14 and $14, respectively	441	452
Inventories, net	74	75
Prepaids and other current assets	63	60
Total current assets	1,480	1,500
Property and equipment, net of accumulated depreciation and amortization of $645 and $704, respectively	2,011	1,996
Operating lease assets	1,148	—
Intangible assets, net	10,427	10,463
Goodwill	5,555	5,486
Net investment in property leased to franchisees	50	54
Other assets, net	622	642
Total assets	$21,293	$20,141
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$451	$513
Other accrued liabilities	689	637
Gift card liability	112	167
Current portion of long term debt and finance leases	94	91
Total current liabilities	1,346	1,408
Term debt, net of current portion	11,747	11,823
Finance leases, net of current portion	287	226
Operating lease liabilities, net of current portion	1,046	—
Other liabilities, net	1,531	1,547
Deferred income taxes, net	1,563	1,519
Total liabilities	17,520	16,523
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at March 31, 2019 and December 31, 2018	4,423	4,323
Partnership exchangeable units; 207,382,401 issued and outstanding at March 31, 2019; 207,523,591 issued and outstanding at December 31, 2018	737	730
Accumulated other comprehensive income (loss)	(1,389)	(1,437)
Total Partners’ capital	3,771	3,616
Noncontrolling interests	2	2
Total equity	3,773	3,618
Total liabilities and equity	$21,293	$20,141

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Sales	$522	$548
Franchise and property revenues	744	706
Total revenues	1,266	1,254
Operating costs and expenses:
Cost of sales	406	429
Franchise and property expenses	133	104
Selling, general and administrative expenses	312	301
(Income) loss from equity method investments	(2)	(14)
Other operating expenses (income), net	(17)	13
Total operating costs and expenses	832	833
Income from operations	434	421
Interest expense, net	132	140
Income before income taxes	302	281
Income tax expense	56	2
Net income	246	279
Net income attributable to noncontrolling interests	—	—
Net income attributable to common unitholders	$246	$279
Earnings per unit - basic and diluted
Class A common units	$0.67	$0.73
Partnership exchangeable units	$0.53	$0.60
Weighted average units outstanding - basic and diluted
Class A common units	202	202
Partnership exchangeable units	208	218
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$246	$279

Foreign currency translation adjustment	159	(217)
Net change in fair value of net investment hedges, net of tax of $26 and $(9)	(76)	3
Net change in fair value of cash flow hedges, net of tax of $12 and $(9)	(34)	25
Amounts reclassified to earnings of cash flow hedges, net of tax of $0 and $(2)	(1)	6
Other comprehensive income (loss)	48	(183)
Comprehensive income (loss)	294	96
Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to common unitholders	$294	$96
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2018	202,006,067	$4,323	207,523,591	$730	$(1,437)	$2	$3,618
Cumulative effect adjustment	—	12	—	9	—	—	21
Distributions declared on Class A common units ($0.63 per unit)	—	(127)	—	—	—	—	(127)
Distributions declared on partnership exchangeable units ($0.50 per unit)	—	—	—	(104)	—	—	(104)
Exchange of Partnership exchangeable units for RBI common shares	—	9	(141,190)	(9)	—	—	—
Capital contribution from RBI Inc.	—	71	—	—	—	—	71
Net income	—	135	—	111	—	—	246
Other comprehensive income (loss)	—	—	—	—	48	—	48
Balances at March 31, 2019	202,006,067	$4,423	207,382,401	$737	$(1,389)	$2	$3,773

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2017	202,006,067	$4,168	217,708,924	$1,276	$(884)	$1	$4,561
Cumulative effect adjustment	—	(132)	—	(118)	—	—	(250)
Distributions declared on Class A common units ($0.55 per unit)	—	(112)	—	—	—	—	(112)
Distributions declared on partnership exchangeable units ($0.45 per unit)	—	—	—	(98)	—	—	(98)
Exchange of Partnership exchangeable units for RBI common shares	—	2	(29,432)	(2)	—	—	—
Capital contribution from RBI Inc.	—	44	—	—	—	—	44
Restaurant VIE contributions (distributions)	—	—	—	—	—	1	1
Net income	—	148	—	131	—	—	279
Other comprehensive income (loss)	—	—	—	—	(183)	—	(183)
Balances at March 31, 2018	202,006,067	$4,118	217,679,492	$1,189	$(1,067)	$2	$4,242
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$246	$279
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	47	47
Amortization of deferred financing costs and debt issuance discount	7	7
(Income) loss from equity method investments	(2)	(14)
Loss (gain) on remeasurement of foreign denominated transactions	(15)	16
Net (gains) losses on derivatives	(20)	2
Share-based compensation expense	22	13
Deferred income taxes	38	(19)
Other	3	4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	14	15
Inventories and prepaids and other current assets	(13)	(7)
Accounts and drafts payable	(69)	(73)
Other accrued liabilities and gift card liability	(126)	(374)
Tenant inducements paid to franchisees	—	(2)
Other long-term assets and liabilities	22	(36)
Net cash provided by (used for) operating activities	154	(142)
Cash flows from investing activities:
Payments for property and equipment	(5)	(7)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	4	2
Settlement/sale of derivatives, net	11	3
Other investing activities, net	1	4
Net cash provided by (used for) investing activities	11	2
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(23)	(22)
Distributions on Class A common and Partnership exchangeable units	(207)	(97)
Distributions to RBI for payments in connection with redemption of preferred shares	—	(34)
Capital contribution from RBI Inc.	42	25
Other financing activities, net	6	—
Net cash (used for) provided by financing activities	(182)	(128)
Effect of exchange rates on cash and cash equivalents	6	(8)
Increase (decrease) in cash and cash equivalents	(11)	(276)
Cash and cash equivalents at beginning of period	913	1,097
Cash and cash equivalents at end of period	$902	$821
Supplemental cash flow disclosures:
Interest paid	$140	$129
Income taxes paid	$45	$304
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2019, we franchised or owned 4,866 Tim Hortons restaurants, 17,823 Burger King restaurants, and 3,120 Popeyes restaurants, for a total of 25,809 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
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
Note 2. Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 22, 2019.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of March 31, 2019 and December 31, 2018, we determined that we are the primary beneficiary of 18 and 17 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These consist of the reclassification of $2 million from changes in Other long-term assets and liabilities in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 to Tenant inducements paid to franchisees. These reclassifications had no effect on previously reported net income.
Note 3. New Accounting Pronouncements
Lease Accounting – In February 2016, the Financial Accounting Standard Board (the “FASB”) issued new guidance on leases. We adopted this new guidance on January 1, 2019. See Note 4, Leases, for further information about our transition to this new lease accounting standard.
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
Reclassification of Certain Tax Effects – In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for the tax effects of certain items within accumulated other comprehensive income (loss). The amendment is effective commencing in 2019 with early adoption permitted. The adoption of this new guidance did not have a material impact on our Financial Statements.
Share-based payment arrangements with nonemployees – In June 2018, the FASB issued guidance which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendment is effective commencing in 2019 with early adoption permitted. The adoption of this new guidance did not have a material impact on our Financial Statements.

Note 4. Leases
As of March 31, 2019, we leased or subleased 5,339 restaurant properties to franchisees and 155 non-restaurant properties to third parties under operating leases and direct financing leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specified levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
We lease land, buildings, equipment, office space and warehouse space. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent payments, determined as a percentage of sales, generally when annual sales exceed specified levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.
We transitioned to FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), from ASC Topic 840, Leases (the “Previous Standard”) on January 1, 2019 on a modified retrospective basis using the effective date transition method. Our Financial Statements reflect the application of ASC 842 guidance beginning in 2019, while our consolidated financial statements for prior periods were prepared under the guidance of the Previous Standard. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Our transition to ASC 842 resulted in the gross presentation of property tax and maintenance expenses and related lessee reimbursements as franchise and property expenses and franchise and property revenues, respectively. These expenses and reimbursements were presented on a net basis under the Previous Standard.
In connection with our transition to ASC 842, we elected the package of practical expedients under which we did not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. We also elected lessee and lessor practical expedients to not separate non-lease components comprised of maintenance from lease components for real estate leases that commenced prior to our transition to ASC 842, as well as for leases that commence or that are modified subsequent to our transition to ASC 842. We did not elect the practical expedient that permitted a reassessment of lease terms for existing leases.

Financial Statement Impact of Transition to ASC 842
Transition Impact on January 1, 2019 Condensed Consolidated Balance Sheet
Our transition to ASC 842 represents a change in accounting principle. The $21 million cumulative effect of our transition to ASC 842 is reflected as an adjustment to January 1, 2019 Partners' capital.
Our transition to ASC 842 resulted in the following adjustments to our condensed consolidated balance sheet as of January 1, 2019 (in millions):

	As Reported	Total		Adjusted
	December 31, 2018	Adjustments		January 1, 2019
ASSETS
Current assets:
Cash and cash equivalents	$913	$—		$913
Accounts and notes receivable, net	452	—		452
Inventories, net	75	—		75
Prepaids and other current assets	60	—		60
Total current assets	1,500	—		1,500
Property and equipment, net	1,996	26	(a)	2,022
Operating lease assets	—	1,143	(b)	1,143
Intangible assets, net	10,463	(133)	(c)	10,330
Goodwill	5,486	—		5,486
Net investment in property leased to franchisees	54	—		54
Other assets, net	642	—		642
Total assets	$20,141	$1,036		$21,177
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$513	$—		$513
Other accrued liabilities	637	114	(e)	751
Gift card liability	167	—		167
Current portion of long term debt and finance leases	91	—		91
Total current liabilities	1,408	114		1,522
Term debt, net of current portion	11,823	(65)	(f)	11,758
Finance leases, net of current portion	226	62	(f)	288
Operating lease liabilities, net of current portion	—	1,028	(g)	1,028
Other liabilities, net	1,547	(132)	(d)	1,415
Deferred income taxes, net	1,519	8	(h)	1,527
Total liabilities	16,523	1,015		17,538
Partners' capital:
Class A common units	4,323	12	(i)	4,335
Partnership exchangeable units	730	9	(i)	739
Accumulated other comprehensive income (loss)	(1,437)	—		(1,437)
Total Partners' capital	3,616	21		3,637
Noncontrolling interests	2	—		2
Total equity	3,618	21		3,639
Total liabilities and equity	$20,141	$1,036		$21,177

(a)	Represents the net change in assets recorded in connection with build-to-suit leases.

(b)
Represents the capitalization of operating lease right-of-use (“ROU”) assets equal to the amount of recognized operating lease liability, adjusted by the net carrying amounts of related favorable lease assets and unfavorable lease liabilities in which we are the lessee and straight-line rent accruals, which were reclassified to operating lease ROU assets.

(c)	Represents the net carrying amount of favorable lease assets associated with leases in which we are the lessee, which have been reclassified to operating lease ROU assets.

(d)
Represents the net carrying amount of unfavorable lease liabilities associated with leases in which we are the lessee and $64 million of straight-line rent accruals which have been reclassified to operating lease ROU assets.

(e)	Represents the current portion of operating lease liabilities.

(f)	Represents the net change in liabilities recorded in connection with build-to-suit leases.

(g)	Represents the recognition of operating lease liabilities, net of current portion.

(h)	Represents the net tax effects of the adjustments noted above, with a corresponding adjustment to Partners' capital.

(i)	Represents net change in assets and liabilities recorded in connection with built-to-suit leases and the tax effects of adjustments noted above.
Changes to Lease Accounting Significant Accounting Policies Under ASC 842
In all leases, whether we are the lessor or lessee, we define lease term as the noncancellable term of the lease plus any renewals covered by renewal options that are reasonably certain of exercise based on our assessment of the economic factors relevant to the lessee. The noncancellable term of the lease commences on the date the lessor makes the underlying property in the lease available to the lessee, irrespective of when lease payments begin under the contract.
Lessor Accounting
We recognize lease payments for operating leases as property revenue on a straight-line basis over the lease term and property revenue is presented net of any related sales tax. Lease incentive payments we make to lessees are amortized as a reduction in property revenue over the lease term. We account for reimbursements of maintenance and property tax costs paid to us by lessees as variable lease payment property revenue.
We also have net investments in properties leased to franchisees, which met the criteria of direct financing leases under the Previous Standard. Investments in direct financing leases are recorded on a net basis, consisting of the gross investment and estimated residual value in the lease, less unearned income. Unearned income on direct financing leases is recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease. We do not remeasure the net investment in a direct financing lease unless the lease is modified and that modification is not accounted for as a separate contract.
We recognize variable lease payment income for operating and direct financing leases in the period when changes in facts and circumstances on which the variable lease payments are based occur.
Lessee Accounting
In leases where we are the lessee, we recognize a ROU asset and lease liability at lease commencement, which is measured by discounting lease payments using our incremental borrowing rate applicable to the lease term and currency of the lease as the discount rate. Subsequent amortization of the ROU asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. A finance lease ROU asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. ROU assets are assessed for impairment in accordance with our long-lived asset impairment policy. We reassess lease classification and remeasure ROU assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate contract or upon certain other events that require reassessment in accordance with ASC 842. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease cost.
We recognize variable lease cost for operating and finance leases in the period when changes in facts and circumstances on which the variable lease payments are based occur.

Partnership as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

As of
March 31, 2019
Land	$912
Buildings and improvements	1,127
Restaurant equipment	18
2,057
Accumulated depreciation and amortization	(415)
Property and equipment leased, net	$1,642
Our net investment in direct financing leases is as follows (in millions):

As of
March 31, 2019
Future rents to be received:
Future minimum lease receipts	$57
Contingent rents (a)	25
Estimated unguaranteed residual value	16
Unearned income	(32)
66
Current portion included within accounts receivables	(16)
Net investment in property leased to franchisees	$50

(a)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
Property revenues are comprised primarily of lease income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

Three months ended March 31, 2019
Lease income - operating leases
Minimum lease payments	$111
Variable lease payments	84
Amortization of favorable and unfavorable income lease contracts, net	2
Subtotal - lease income from operating leases	197
Earned income on direct financing leases	2
Total property revenues	$199

Partnership as Lessee
Lease cost and other information associated with these lease commitments is as follows (in millions):
Lease Cost (Income)

Three months ended March 31, 2019
Operating lease cost	$53
Operating lease variable lease cost	50
Finance lease cost:
Amortization of right-of-use assets	7
Interest on lease liabilities	5
Sublease income	(155)
Total lease cost (income)	$(40)
Lease Term and Discount Rate

Weighted-average remaining lease term (in years):
Operating leases	11.3 years
Finance leases	11.2 years
Weighted-average discount rate:
Operating leases	7.6%
Finance leases	6.6%
Other Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47
Operating cash flows from finance leases	$5
Financing cash flows from finance leases	$7
Right-of-use assets obtained in exchange for new finance lease obligations	$1
Right-of-use assets obtained in exchange for new operating lease obligations	$30
Maturity Analysis
As of March 31, 2019, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Finance Leases	Operating Leases
Remainder of 2019	$11	$314	$35	$143
2020	10	396	45	183
2021	7	371	43	171
2022	5	346	42	158
2023	5	324	39	144
Thereafter	19	1,821	264	909
Total minimum receipts / payments	$57	$3,572	468	1,708
Less amount representing interest (b)			(155)	(543)
Present value of minimum lease payments			313	1,165
Current portion of lease obligations			(26)	(119)
Long-term portion of lease obligations			$287	$1,046

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $2,332 million due in the future under non-cancelable subleases.

(b)	Calculated using the interest rate for each lease.

As of December 31, 2018, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Finance Leases	Operating Leases
2019	$14	$416	$38	$183
2020	10	388	36	172
2021	7	360	34	158
2022	5	331	33	145
2023	5	306	30	130
Thereafter	19	1,704	201	831
Total minimum receipts / payments	$60	$3,505	372	$1,619
Less amount representing interest			(125)
Present value of minimum finance lease payments			247
Current portion of finance lease obligation			(21)
Long-term portion of finance lease obligation			$226

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $2,290 million due in the future under non-cancelable subleases.
Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2018 and March 31, 2019 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2018	$62	$405	$19	$486
Revenue recognized that was included in the contract liability balance at the beginning of the year	(2)	(9)	—	(11)
Increase, excluding amounts recognized as revenue during the period	2	5	1	8
Impact of foreign currency translation	1	(4)	—	(3)
Balance at March 31, 2019	$63	$397	$20	$480
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2019	$6	$22	$1	$29
2020	7	28	2	37
2021	7	28	1	36
2022	7	27	1	35
2023	6	27	1	34
Thereafter	30	265	14	309
Total	$63	$397	$20	$480

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Sales	$522	$548
Royalties	528	510
Property revenues	199	178
Franchise fees and other revenue	17	18
Total revenues	$1,266	$1,254
Note 6. Earnings per Unit
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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended March 31,
	2019	2018
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$135	$148
Net income allocated to Partnership exchangeable unitholders	111	131
Net income attributable to common unitholders	$246	$279

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202
Weighted average Partnership exchangeable units	208	218

Earnings per unit - basic and diluted:
Class A common units (a)	$0.67	$0.73
Partnership exchangeable units (a)	$0.53	$0.60
(a) Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$706	$(200)	$506	$705	$(194)	$511
Favorable leases (a)	133	(62)	71	407	(200)	207
Subtotal	839	(262)	577	1,112	(394)	718
Indefinite lived intangible assets:
Tim Hortons brand	$6,378	$—	$6,378	$6,259	$—	$6,259
Burger King brand	2,117	—	2,117	2,131	—	2,131
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	9,850	—	9,850	9,745	—	9,745
Intangible assets, net			$10,427			$10,463

Goodwill
Tim Hortons segment	$4,111			$4,038
Burger King segment	598			602
Popeyes segment	846			846
Total	$5,555			$5,486

(a)
The decrease in favorable leases reflects the reclassification of favorable leases where we are the lessee to operating lease right-of-use assets in connection with our transition to ASC 842. See Note 4, Leases.

Amortization expense on intangible assets totaled $11 million for the three months ended March 31, 2019 and $18 million for the same period in the prior year. The change in the brands and goodwill balances during the three months ended March 31, 2019 was due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $256 million and $259 million as of March 31, 2019 and December 31, 2018, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2 million and $3 million during the three months ended March 31, 2019 and 2018, respectively.
The aggregate market value of our 20.5% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on March 31, 2019 was approximately $94 million. The aggregate market value of our 10.1% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on March 31, 2019 was approximately $127 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Revenues from affiliates:
Royalties	$78	$68
Property revenues	8	9
Franchise fees and other revenue	3	2
Total	$89	$79
We recognized $4 million and $5 million of rent expense associated with the TIMWEN Partnership during the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019 and December 31, 2018, we had $33 million and $41 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. During the three months ended March 31, 2019 we did not record a non-cash dilution gain. During the three months ended March 31, 2018 we recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $20 million on the initial public offering by one of our equity method investees.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2019	December 31, 2018
Current:
Dividend payable	$231	$207
Interest payable	92	87
Accrued compensation and benefits	41	69
Taxes payable	66	113
Deferred income	37	27
Accrued advertising expenses	11	30
Restructuring and other provisions	9	11
Current portion of operating lease liabilities (a)	119	—
Other	83	93
Other accrued liabilities	$689	$637
Noncurrent:
Taxes payable	$512	$493
Contract liabilities, net	480	486
Unfavorable leases (b)	118	192
Derivatives liabilities	278	179
Accrued pension	64	64
Accrued lease straight-lining liability (b)	—	69
Deferred income	32	22
Other	47	42
Other liabilities, net	$1,531	$1,547

(a)	Represents the current portion of operating lease liabilities recognized in connection with our transition to ASC 842. See Note 4, Leases.

(b)
The decrease in unfavorable leases and accrued lease straight-lining liability reflects the reclassification of unfavorable leases and lease straight-lining liability where we are the lessee in the underlying operating lease to the right-of-use assets recorded for the underlying lease in connection with our transition to ASC 842. See Note 4, Leases.

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	March 31, 2019	December 31, 2018
Term Loan Facility (due February 17, 2024)	$6,322	$6,338
2017 4.25% Senior Notes (due May 15, 2024)	1,500	1,500
2015 4.625% Senior Notes (due January 15, 2022)	1,250	1,250
2017 5.00% Senior Notes (due October 15, 2025)	2,800	2,800
Other (a)	81	150
Less: unamortized deferred financing costs and deferred issue discount	(138)	(145)
Total debt, net	11,815	11,893
Less: current maturities of debt	(68)	(70)
Total long-term debt	$11,747	$11,823

(a)
The decrease in Other reflects the de-recognition of obligations associated with build-to-suit leases recorded under the Previous Standard. Liabilities associated with build-to-suit leases were remeasured and recorded as finance lease liabilities in conjunction with our transition to ASC 842.

Revolving Credit Facility
As of March 31, 2019, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility"). Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of March 31, 2019, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $498 million.
TH Facility
During 2018, one of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$100 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are and will be secured by certain parcels of real estate. As of March 31, 2019, we had drawn down the entire C$100 million available under the TH Facility with a weighted average interest rate of 3.37%.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in billions):

	As of
	March 31, 2019	December 31, 2018
Fair value of our variable term debt and senior notes	$12	$11
Principal carrying amount of our variable term debt and senior notes	12	12

Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Debt (a)	$124	$130
Finance lease obligations	5	6
Amortization of deferred financing costs and debt issuance discount	7	7
Interest income	(4)	(3)
Interest expense, net	$132	$140

(a)	Amount includes $18 million and $4 million benefit during the three months ended March 31, 2019 and 2018, respectively, from our adoption of a new hedge accounting standard in 2018.
Note 11. Income Taxes
Our effective tax rate was 18.7% for the three months ended March 31, 2019. The effective tax rate for this period was primarily a result of the mix of income from multiple tax jurisdictions and the impact of internal financing arrangements and stock option exercises.
Our effective tax rate was 0.6% for the three months ended March 31, 2018. The effective tax rate during this period was primarily a result of the mix of income from multiple tax jurisdictions and the favorable impact from stock option exercises and reserve releases from audit settlements. Specifically, the benefit associated with stock option exercises reduced the effective tax rate by 22.7%.
Note 12. Equity
During the three months ended March 31, 2019, Partnership exchanged 141,190 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares was accounted for as a capital contribution by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2018	$454	$(27)	$(1,864)	$(1,437)
Foreign currency translation adjustment	—	—	159	159
Net change in fair value of derivatives, net of tax	(110)	—	—	(110)
Amounts reclassified to earnings of cash flow hedges, net of tax	(1)	—	—	(1)
Balances at March 31, 2019	$343	$(27)	$(1,705)	$(1,389)

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
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of March 31, 2019 that we expect to be reclassified into interest expense within the next 12 months is $12 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2019, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At March 31, 2019, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At March 31, 2019, we also had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, during 2018 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
The fixed to fixed cross-currency rate swaps hedging Canadian dollar and Euro net investments utilized the forward method of effectiveness assessment prior to March 15, 2018. On March 15, 2018, we dedesignated and subsequently redesignated the outstanding fixed to fixed cross-currency rate swaps to prospectively use the spot method of hedge effectiveness assessment. Additionally, as a result of adopting new hedge accounting guidance during 2018, we elected to exclude the interest component (the “Excluded Component”) from the accounting hedge without affecting net investment hedge accounting and elected to amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in the condensed consolidated statement of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated.
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At March 31, 2019, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $130 million with maturities to May 2020. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2019	2018
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(44)	$29
Forward-currency contracts	$(2)	$5
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(102)	$11

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2019	2018
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(1)	$(6)
Forward-currency contracts	Cost of sales	$2	$(2)

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2019	2018
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$18	$4

	Fair Value as of
	March 31, 2019	December 31, 2018	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$3	$7	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	17	58	Other assets, net
Total assets at fair value	$20	$65

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$118	$72	Other liabilities, net
Derivatives designated as net investment hedges
Foreign currency	160	107	Other liabilities, net
Total liabilities at fair value	$278	$179

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$3	$2
Litigation settlements (gains) and reserves, net	—	(6)
Net losses (gains) on foreign exchange	(15)	16
Other, net	(5)	1
Other operating expenses (income), net	$(17)	$13
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements (gains) and reserves, net primarily reflects accruals and proceeds received in connection with litigation matters.
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
In March 2019, Partnership settled the two class action lawsuits filed in the Ontario Superior Court of Justice against The TDL Group Corp., a subsidiary of Partnership (“TDL”), and certain other defendants, as described in Partnership’s Annual Report on Form 10-K filed with the SEC on February 22, 2019. Under the terms of the settlement, TDL will contribute C$10 million to the Tim Hortons Advertising Fund in Canada over two years, such amount to be spent on marketing activities. In addition, TDL will pay C$2 million for legal and administrative expenses. The court approved the settlement on April 29, 2019. These amounts were accrued by TDL during 2018.

Note 16. Segment Reporting
As stated in Note 1, Description of Business and Organization, we manage three brands. Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Under the Popeyes brand, we operate in the chicken category of the quick service segment of the restaurant industry. Our business generates revenue from the following sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us ("Company restaurants"). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers. We manage each of our brands as an operating segment and each operating segment represents a reportable segment.
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended March 31,
	2019	2018
Revenues by operating segment:
TH	$749	$763
BK	411	390
PLK	106	101
Total revenues	$1,266	$1,254

	Three Months Ended March 31,
	2019	2018
Revenues by country (a):
Canada	$676	$692
United States	444	421
Other	146	141
Total revenues	$1,266	$1,254

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.

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

	Three Months Ended March 31,
	2019	2018
Segment income:
TH	$237	$245
BK	222	214
PLK	41	39
Adjusted EBITDA	500	498
Share-based compensation and non-cash incentive compensation expense	25	15
PLK Transaction costs	—	5
Corporate restructuring and tax advisory fees	6	7
Office centralization and relocation costs	4	—
Impact of equity method investments (a)	1	(10)
Other operating expenses (income), net	(17)	13
EBITDA	481	468
Depreciation and amortization	47	47
Income from operations	434	421
Interest expense, net	132	140
Income tax expense	56	2
Net income	$246	$279

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of March 31, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$902	$—	$—	$902
Accounts and notes receivable, net	441	—	—	441
Inventories, net	74	—	—	74
Prepaids and other current assets	63	—	—	63
Total current assets	1,480	—	—	1,480
Property and equipment, net	2,011	—	—	2,011
Operating lease assets	1,148	—	—	1,148
Intangible assets, net	10,427	—	—	10,427
Goodwill	5,555	—	—	5,555
Net investment in property leased to franchisees	50	—	—	50
Intercompany receivable	—	231	(231)	—
Investment in subsidiaries	—	3,773	(3,773)	—
Other assets, net	622	—	—	622
Total assets	$21,293	$4,004	$(4,004)	$21,293
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$451	$—	$—	$451
Other accrued liabilities	458	231	—	689
Gift card liability	112	—	—	112
Current portion of long term debt and finance leases	94	—	—	94
Total current liabilities	1,115	231	—	1,346
Term debt, net of current portion	11,747	—	—	11,747
Finance leases, net of current portion	287	—	—	287
Operating lease liabilities, net of current portion	1,046	—	—	1,046
Other liabilities, net	1,531	—	—	1,531
Payables to affiliates	231	—	(231)	—
Deferred income taxes, net	1,563	—	—	1,563
Total liabilities	17,520	231	(231)	17,520
Partners’ capital:
Class A common units	—	4,423	—	4,423
Partnership exchangeable units	—	737	—	737
Common shares	3,142	—	(3,142)	—
Retained Earnings	2,018	—	(2,018)	—
Accumulated other comprehensive income (loss)	(1,389)	(1,389)	1,389	(1,389)
Total Partners' capital/shareholders' equity	3,771	3,771	(3,771)	3,771
Noncontrolling interests	2	2	(2)	2
Total equity	3,773	3,773	(3,773)	3,773
Total liabilities and equity	$21,293	$4,004	$(4,004)	$21,293

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$913	$—	$—	$913
Accounts and notes receivable, net	452	—	—	452
Inventories, net	75	—	—	75
Prepaids and other current assets	60	—	—	60
Total current assets	1,500	—	—	1,500
Property and equipment, net	1,996	—	—	1,996
Intangible assets, net	10,463	—	—	10,463
Goodwill	5,486	—	—	5,486
Net investment in property leased to franchisees	54	—	—	54
Intercompany receivable	—	207	(207)	—
Investment in subsidiaries	—	3,618	(3,618)	—
Other assets, net	642	—	—	642
Total assets	$20,141	$3,825	$(3,825)	$20,141
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$513	$—	$—	$513
Other accrued liabilities	430	207	—	637
Gift card liability	167	—	—	167
Current portion of long term debt and capital leases	91	—	—	91
Total current liabilities	1,201	207	—	1,408
Term debt, net of current portion	11,823	—	—	11,823
Capital leases, net of current portion	226	—	—	226
Other liabilities, net	1,547	—	—	1,547
Payables to affiliates	207	—	(207)	—
Deferred income taxes, net	1,519	—	—	1,519
Total liabilities	16,523	207	(207)	16,523
Partners’ capital:
Class A common units	—	4,323	—	4,323
Partnership exchangeable units	—	730	—	730
Common shares	3,071	—	(3,071)	—
Retained Earnings	1,982	—	(1,982)	—
Accumulated other comprehensive income (loss)	(1,437)	(1,437)	1,437	(1,437)
Total Partners' capital/shareholders' equity	3,616	3,616	(3,616)	3,616
Noncontrolling interests	2	2	(2)	2
Total equity	3,618	3,618	(3,618)	3,618
Total liabilities and equity	$20,141	$3,825	$(3,825)	$20,141

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended March 31, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$522	$—	$—	$522
Franchise and property revenues	744	—	—	744
Total revenues	1,266	—	—	1,266
Operating costs and expenses:
Cost of sales	406	—	—	406
Franchise and property expenses	133	—	—	133
Selling, general and administrative expenses	312	—	—	312
(Income) loss from equity method investments	(2)	—	—	(2)
Other operating expenses (income), net	(17)	—	—	(17)
Total operating costs and expenses	832	—	—	832
Income from operations	434	—	—	434
Interest expense, net	132	—	—	132
Income before income taxes	302	—	—	302
Income tax expense	56	—	—	56
Net income	246	—	—	246
Equity in earnings of consolidated subsidiaries	—	246	(246)	—
Net income (loss)	246	246	(246)	246
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$246	$246	$(246)	$246
Comprehensive income (loss)	$294	$294	$(294)	$294

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended March 31, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$548	$—	$—	$548
Franchise and property revenues	706	—	—	706
Total revenues	1,254	—	—	1,254
Operating costs and expenses:
Cost of sales	429	—	—	429
Franchise and property expenses	104	—	—	104
Selling, general and administrative expenses	301	—	—	301
(Income) loss from equity method investments	(14)	—	—	(14)
Other operating expenses (income), net	13	—	—	13
Total operating costs and expenses	833	—	—	833
Income from operations	421	—	—	421
Interest expense, net	140	—	—	140
Income before income taxes	281	—	—	281
Income tax expense	2	—	—	2
Net income	279	—	—	279
Equity in earnings of consolidated subsidiaries	—	279	(279)	—
Net income (loss)	279	279	(279)	279
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$279	$279	$(279)	$279
Comprehensive income (loss)	$96	$96	$(96)	$96

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Three months ended March 31, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$246	$246	$(246)	$246
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(246)	246	—
Depreciation and amortization	47	—	—	47
Amortization of deferred financing costs and debt issuance discount	7	—	—	7
(Income) loss from equity method investments	(2)	—	—	(2)
Loss (gain) on remeasurement of foreign denominated transactions	(15)	—	—	(15)
Net (gains) losses on derivatives	(20)	—	—	(20)
Share-based compensation expense	22	—	—	22
Deferred income taxes	38	—	—	38
Other	3	—	—	3
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	14	—	—	14
Inventories and prepaids and other current assets	(13)	—	—	(13)
Accounts and drafts payable	(69)	—	—	(69)
Other accrued liabilities and gift card liability	(126)	—	—	(126)
Other long-term assets and liabilities	22	—	—	22
Net cash provided by (used for) operating activities	154	—	—	154
Cash flows from investing activities:
Payments for property and equipment	(5)	—	—	(5)
Proceeds from disposal of assets, restaurant closures, and refranchisings	4	—	—	4
Settlement/sale of derivatives, net	11	—	—	11
Other investing activities, net	1	—	—	1
Net cash provided by (used for) investing activities	11	—	—	11
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(23)	—	—	(23)
Distributions on Class A common, preferred and Partnership exchangeable units	—	(207)	—	(207)
Capital contribution from RBI Inc.	42	—	—	42
Distributions from subsidiaries	(207)	207	—	—
Other financing activities, net	6	—	—	6
Net cash provided by (used for) financing activities	(182)	—	—	(182)
Effect of exchange rates on cash and cash equivalents	6	—	—	6
Increase (decrease) in cash and cash equivalents	(11)	—	—	(11)
Cash and cash equivalents at beginning of period	913	—	—	913
Cash and cash equivalents at end of period	$902	$—	$—	$902

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Three Months Ended March 31, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$279	$279	$(279)	$279
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(279)	279	—
Depreciation and amortization	47	—	—	47
Amortization of deferred financing costs and debt issuance discount	7	—	—	7
(Income) loss from equity method investments	(14)	—	—	(14)
Loss (gain) on remeasurement of foreign denominated transactions	16	—	—	16
Net (gains) losses on derivatives	2	—	—	2
Share-based compensation expense	13	—	—	13
Deferred income taxes	(19)	—	—	(19)
Other	4	—	—	4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	15	—	—	15
Inventories and prepaids and other current assets	(7)	—	—	(7)
Accounts and drafts payable	(73)	—	—	(73)
Other accrued liabilities and gift card liability	(374)	—	—	(374)
Tenant inducements paid to franchisees	(2)	—	—	(2)
Other long-term assets and liabilities	(36)	—	—	(36)
Net cash (used for) provided by operating activities	(142)	—	—	(142)
Cash flows from investing activities:
Payments for property and equipment	(7)	—	—	(7)
Proceeds from disposal of assets, restaurant closures, and refranchisings	2	—	—	2
Settlement/sale of derivatives, net	3	—	—	3
Other investing activities, net	4	—	—	4
Net cash provided by (used for) investing activities	2	—	—	2
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(22)	—	—	(22)
Distributions on Class A common, preferred and Partnership exchangeable units	—	(97)	—	(97)
Distributions to RBI for payments in connections with redemption of preferred shares	—	(34)	—	(34)
Capital contribution from RBI Inc.	25	—	—	25
Distributions from subsidiaries	(131)	131	—	—
Net cash provided by (used for) financing activities	(128)	—	—	(128)
Effect of exchange rates on cash and cash equivalents	(8)	—	—	(8)
Increase (decrease) in cash and cash equivalents	(276)	—	—	(276)
Cash and cash equivalents at beginning of period	1,097	—	—	1,097
Cash and cash equivalents at end of period	$821	$—	$—	$821

Note 18. Subsequent Events
Cash Distributions/Dividends
On April 3, 2019, RBI paid a cash dividend of $0.50 per RBI common share to common shareholders of record on March 15, 2019. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per exchangeable unit to holders of record on March 15, 2019.
The RBI board of directors has declared a cash dividend of $0.50 per RBI common share, which will be paid on July 3, 2019 to RBI common shareholders of record on June 17, 2019. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $30 billion in system-wide sales and over 25,000 restaurants in more than 100 countries and U.S. territories as of March 31, 2019. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

Recent Events and Factors Affecting Comparability
Transition to New Lease Accounting Standard

We transitioned to Accounting Standards Codification Topic 842, Leases (“ASC 842”), effective January 1, 2019 on a modified retrospective basis using the effective date transition method. Our consolidated financial statements reflect the application of ASC 842 guidance beginning in 2019, while our consolidated financial statements for prior periods were prepared under the guidance of a previously applicable accounting standard.

The most significant effects of this transition that affect comparability of our results of operations between 2019 and 2018 include the following:

•
Beginning on January 1, 2019, we record lease income and lease cost on a gross basis for lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease. Although there is no net impact to our consolidated statement of operations from this change, the presentation resulted in a total increase of $34 million, of which $21 million is related to our TH segment and $13 million is related to our BK segment, in franchise and property revenues and franchise and property expenses during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, when such amounts were recorded on a net basis.

•
As described in Note 4, Leases, to the accompanying unaudited condensed consolidated financial statements, the transition provisions of ASC 842 required the reclassification of favorable lease assets and unfavorable lease liabilities where we are the lessee in the underlying lease to the right-of-use (“ROU”) asset recorded for the underlying lease. As a result of this reclassification, the amortization period for certain favorable lease assets and unfavorable lease liabilities was reduced, resulting in a $2 million net increase in non-cash amortization expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We expect an increase in amortization expense of up to $10 million in 2019 compared to 2018. We also expect the increase in amortization to decline over time, as underlying leases reach the end of their term, and reclassified balances are fully amortized. Favorable lease assets and unfavorable lease liabilities associated with leases where we are the lessor are not impacted by our transition to ASC 842.

Please refer to Note 4, Leases, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of this change in accounting principle.

PLK Transaction Costs
On March 27, 2017, we completed the acquisition of Popeyes (the "Popeyes Acquisition"). In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $5 million during the three months ended March 31, 2018 consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. We did not incur any PLK Transaction costs during the three months ended March 31, 2019.
Tax Reform
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the federal corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations in 2018 and the current period, and is expected to continue to impact our consolidated results of operations in future periods.
We recorded $6 million and $7 million of costs, which are classified as selling, general and administrative expenses in the condensed consolidated statements of operations, arising primarily from professional advisory and consulting services associated with corporate restructuring initiatives related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”) during the three months ended March 31, 2019 and 2018, respectively. We expect to continue to incur additional Corporate restructuring and tax advisory fees related to the Tax Act in 2019.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses ("Office centralization and relocation costs") totaling $4 million during the three months ended March 31, 2019 consisting primarily of moving costs and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in the condensed consolidated statements of operations. We expect to continue to incur additional Office centralization and relocation costs in 2019.

Results of Operations for the Three Months Ended March 31, 2019 and 2018
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$522	$548	$(26)	$(22)	$(4)
Franchise and property revenues	744	706	38	(23)	61
Total revenues	1,266	1,254	12	(45)	57
Operating costs and expenses:
Cost of sales	406	429	23	17	6
Franchise and property expenses	133	104	(29)	3	(32)
Selling, general and administrative expenses	312	301	(11)	5	(16)
(Income) loss from equity method investments	(2)	(14)	(12)	(3)	(9)
Other operating expenses (income), net	(17)	13	30	1	29
Total operating costs and expenses	832	833	1	23	(22)
Income from operations	434	421	13	(22)	35
Interest expense, net	132	140	8	—	8
Income before income taxes	302	281	21	(22)	43
Income tax expense	56	2	(54)	1	(55)
Net income	$246	$279	$(33)	$(21)	$(12)

(a)
We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$483	$508	$(25)	$(22)	$(3)
Franchise and property revenues	266	255	11	(11)	22
Total revenues	749	763	(14)	(33)	19
Cost of sales	372	396	24	17	7
Franchise and property expenses	87	70	(17)	3	(20)
Segment SG&A	82	82	—	3	(3)
Segment depreciation and amortization (b)	26	26	—	1	(1)
Segment income (c)	237	245	(8)	(11)	3

(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)	TH segment income includes $3 million of cash distributions received from equity method investments for the three months ended March 31, 2019 and 2018.

BK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$19	$19	$—	$—	$—
Franchise and property revenues	392	371	21	(12)	33
Total revenues	411	390	21	(12)	33
Cost of sales	18	16	(2)	—	(2)
Franchise and property expenses	43	32	(11)	—	(11)
Segment SG&A	141	140	(1)	1	(2)
Segment depreciation and amortization (b)	13	12	(1)	—	(1)
Segment income (d)	222	214	8	(11)	19

(d)	BK segment income includes $1 million of cash distributions received from equity method investments for the three months ended March 31, 2019 and 2018.

PLK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$20	$21	$(1)	$—	$(1)
Franchise and property revenues	86	80	6	—	6
Total revenues	106	101	5	—	5
Cost of sales	16	17	1	—	1
Franchise and property expenses	3	2	(1)	—	(1)
Segment SG&A	49	46	(3)	—	(3)
Segment depreciation and amortization (b)	3	3	—	—	—
Segment income	41	39	2	—	2

	Three Months Ended March 31,
Key Business Metrics	2019	2018
System-wide sales growth
TH	0.5%	2.1%
BK	8.2%	11.3%
PLK	6.8%	10.9%
Consolidated	6.4%	9.2%
System-wide sales
TH	$1,547	$1,608
BK	$5,289	$5,149
PLK	$955	$903
Consolidated	$7,791	$7,660
Comparable sales
TH	(0.6)%	(0.3)%
BK	2.2%	3.8%
PLK	0.6%	3.2%

	As of March 31,
	2019	2018
Net restaurant growth
TH	1.9%	2.8%
BK	5.7%	6.9%
PLK	6.6%	6.7%
Consolidated	5.1%	6.1%
Restaurant count
TH	4,866	4,774
BK	17,823	16,859
PLK	3,120	2,926
Consolidated	25,809	24,559
Comparable Sales
TH comparable sales were (0.6)% during the three months ended March 31, 2019, including Canada comparable sales of (0.4)%. BK comparable sales were 2.2% during the three months ended March 31, 2019, including U.S. comparable sales of 0.4%. PLK comparable sales were 0.6% during the three months ended March 31, 2019, including U.S comparable sales of 0.4%.

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
During the three months ended March 31, 2019, the decrease in sales was driven by a decrease of $3 million in our TH segment, a decrease of $1 million in our PLK segment and an unfavorable FX Impact of $22 million. The decrease in our TH segment was driven by a $6 million decrease in our TH Company restaurant revenue, primarily from Company restaurant refranchisings and the conversion of Restaurant VIEs to franchise restaurants in prior periods, partially offset by a $3 million increase in supply chain sales. The decrease in our PLK segment was due primarily to Company restaurant refranchisings in prior periods.
During the three months ended March 31, 2019, the decrease in cost of sales was driven primarily by a decrease of $7 million in our TH segment, a decrease of $1 million in our PLK segment and a $17 million favorable FX Impact, partially offset by a $2 million increase in our BK segment. The decrease in our TH segment was primarily due to a decrease of $5 million in Company restaurant cost of sales, primarily from Company restaurant refranchisings and the conversion of Restaurant VIEs to franchise restaurants in prior periods.
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
During the three months ended March 31, 2019, the increase in franchise and property revenues was driven by an increase of $33 million in our BK segment, an increase of $22 million in our TH segment, and an increase of $6 million in our PLK segment, partially offset by a $23 million unfavorable FX Impact. The increases in our BK and PLK segments were primarily driven by increases in royalties driven by system-wide sales growth. Additionally, the increases in our BK and TH segments reflected the gross recognition of property income from lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease as a result of the application of ASC 842 beginning January 1, 2019.
During the three months ended March 31, 2019, the increase in franchise and property expenses was driven by an increase of $20 million in our TH segment, an increase of $11 million in our BK segment, and an increase of $1 million in our PLK segment, partially offset by a $3 million favorable FX Impact. The increase in our TH and BK segments reflected the gross recognition of property expense for costs such as property taxes and maintenance paid by us and reimbursed by lessees when we are the lessor in the lease as a result of the application of ASC 842 beginning January 1, 2019.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended March 31,		Variance
			$	%
	2019	2018	Favorable / (Unfavorable)
Segment SG&A:
TH	$82	$82	$—	—%
BK	141	140	(1)	(0.7)%
PLK	49	46	(3)	(6.5)%
Share-based compensation and non-cash incentive compensation expense	25	15	(10)	(66.7)%
Depreciation and amortization	5	6	1	16.7%
PLK Transaction costs	—	5	5	100.0%
Corporate restructuring and tax advisory fees	6	7	1	14.3%
Office centralization and relocation costs	4	—	(4)	NM
Selling, general and administrative expenses	$312	$301	$(11)	(3.7)%
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
During the three months ended March 31, 2019, the increase in share-based compensation and non-cash incentive compensation expense was due primarily to an increase in the number of equity awards granted during 2019 and an increase associated with equity award modifications in the current year.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the three months ended March 31, 2019 was primarily driven by the recognition of a $20 million non-cash dilution gain during 2018 on the initial public offering by one of our equity method investees and an increase in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended March 31,
	2019	2018
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$3	$2
Litigation settlements (gains) and reserves, net	—	(6)
Net losses (gains) on foreign exchange	(15)	16
Other, net	(5)	1
Other operating expenses (income), net	$(17)	$13
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
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2019	2018
Interest expense, net	$132	$140
Weighted average interest rate on long-term debt	5.0%	4.7%
During the three months ended March 31, 2019, interest expense, net decreased primarily due to an $18 million benefit during the three months ended March 31, 2019 compared to a $4 million benefit during the period from March 15, 2018 to March 31, 2018 from our adoption of a new hedge accounting standard in 2018, partially offset by an increase in the weighted average interest rate in the current year.
Income Tax Expense
Our effective tax rate was 18.7% and 0.6% for the three months ended March 31, 2019 and 2018, respectively. The increase in our effective tax rate was primarily due to a lower tax benefit from stock option exercises and the benefit from reserve releases in 2018 due to audit settlements, partially offset by the benefits of internal financing arrangements. The effective tax rate was reduced by 4.1% and 22.7% for the three months ended March 31, 2019 and 2018, respectively, as a result of benefits from stock option exercises. We expect quarter-to-quarter volatility in the impact of stock option exercises on our effective tax rate based on fluctuations in stock option exercises.
Net Income
We reported net income of $246 million for the three months ended March 31, 2019, compared to net income of $279 million for the three months ended March 31, 2018. The decrease in net income is primarily due to a $54 million increase in income tax expense, an $11 million unfavorable change from the impact of equity method investments, a $10 million increase in share-based compensation and non-cash incentive compensation expense, an $8 million decrease in TH segment income, and $4 million of Office centralization and relocation costs. These factors were partially offset by a $30 million favorable change in the results from other operating expenses (income), net, an $8 million increase in BK segment income, an $8 million decrease in interest expense, the non-recurrence of $5 million of PLK Transaction costs incurred in the prior period, a $2 million increase in PLK segment income and a $1 million decrease in Corporate restructuring and tax advisory fees.

Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding the non-cash impact of share-based compensation and non-cash incentive compensation expense and (income) loss from equity method investments, net of cash distributions received from equity method investments, as well as other operating expenses (income), net. Other specifically identified costs associated with non-recurring projects are also excluded from Adjusted EBITDA, including PLK Transaction costs associated with the Popeyes Acquisition, Corporate restructuring and tax advisory fees related to the interpretation and implementation of the Tax Act, including Treasury regulations proposed in late 2018, and non-operational Office centralization and relocation costs in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively. Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of operating performance or the performance of an acquired business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	Three Months Ended March 31,		Variance
			$	%
	2019	2018	Favorable / (Unfavorable)
Segment income:
TH	$237	$245	$(8)	(3.3)%
BK	222	214	8	3.9%
PLK	41	39	2	5.4%
Adjusted EBITDA	500	498	2	0.5%
Share-based compensation and non-cash incentive compensation expense	25	15	(10)	(66.7)%
PLK Transaction costs	—	5	5	NM
Corporate restructuring and tax advisory fees	6	7	1	14.3%
Office centralization and relocation costs	4	—	(4)	NM
Impact of equity method investments (a)	1	(10)	(11)	NM
Other operating expenses (income), net	(17)	13	30	NM
EBITDA	481	468	13	2.8%
Depreciation and amortization	47	47	—	—%
Income from operations	434	421	13	3.1%
Interest expense, net	132	140	8	5.7%
Income tax expense	56	2	(54)	NM
Net income	$246	$279	$(33)	(11.8)%
NM - not meaningful

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three months ended March 31, 2019 reflects the increases in segment income in our BK and PLK segments, partially offset by a decrease in our TH segment.
The increase in EBITDA for the three months ended March 31, 2019 is primarily due to favorable results from other operating expenses (income), net in the current period, an increase in segment income in our BK segment, the non-recurrence of PLK Transaction costs, and an increase in segment income in our PLK segment, partially offset by unfavorable results from the impact of equity method investments, an increase in share-based compensation and non-cash incentive compensation expense, a decrease in segment income in our TH segment and the inclusion of Office centralization and relocation costs.

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
As of March 31, 2019, we had cash and cash equivalents of $902 million, working capital of $134 million and borrowing availability of $498 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On August 2, 2016, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $300 million of RBI common shares through July 2021. Repurchases under RBI’s authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase.
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

Debt Instruments and Debt Service Requirements
As of March 31, 2019, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2015 4.625% Senior Notes, 2017 5.00% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of March 31, 2019, there was $6,322 million outstanding principal amount under our senior secured term loan facility (the "Term Loan Facility") with an interest rate of 4.75%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of March 31, 2019, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $304 million in interest payments and $65 million in principal payments. In addition, based on LIBOR as of March 31, 2019, net cash settlements that we expect to pay on our $3,500 million interest rate swap are estimated to be approximately $9 million for the next twelve months.
As of March 31, 2019, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities"), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $498 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
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
Senior Notes
The Borrowers are party to (i) an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior secured notes due May 15, 2024 (the “2017 4.25% Senior Notes”), (ii) an indenture (the “2015 4.625% Senior Notes Indenture”) in connection with the issuance of $1,250 million of 4.625% first lien senior notes due January 15, 2022 (the “2015 4.625% Senior Notes”) and (iii) an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800 million of 5.00% second lien senior secured notes due October 15, 2025 (the “2017 5.00% Senior Notes”). No principal payments are due on the 2017 4.25% Senior Notes, 2015 4.625% Senior Notes and 2017 5.00% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at March 31, 2019, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $262 million in interest payments.
TH Facility
During 2018, one of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$100 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are and will be secured by certain parcels of real estate. As of March 31, 2019, we had drawn down the entire C$100 million available under the TH Facility with a weighted average interest rate of 3.37%.
Restrictions and Covenants
As of March 31, 2019, we were in compliance with all debt covenants under the Credit Facilities, the TH Facility, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

Cash Distributions/Dividends
On April 3, 2019, RBI paid a cash dividend of $0.50 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.50 per RBI common share, which will be paid on July 3, 2019 to RBI common shareholders of record on June 17, 2019. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of April 22, 2019, we had outstanding 202,006,067 Class A common units issued to RBI and 207,380,043 Partnership exchangeable units.
One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and our outstanding equity awards, see Note 15 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and Canadian securities regulatory authorities on February 22, 2019.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $154 million during the three months ended March 31, 2019, compared to cash used for operating activities of $142.0 million during the same period in the prior year. The increase in cash provided by operating activities was driven by a decrease in income tax payments, primarily due to the 2018 payment of accrued income taxes related to the December 2017 redemption of preferred shares, a decrease in cash used for working capital, an increase in BK segment income and an increase in PLK segment income. These factors were partially offset by an increase in interest payments and a decrease in TH segment income.
Investing Activities
Cash provided by investing activities was $11 million for the three months ended March 31, 2019, compared to $2 million during the same period in the prior year. The change in investing activities was driven by an increase in proceeds from the settlement of derivatives and a decrease in capital expenditures.
We expect capital expenditures to increase in 2019 compared to 2018 primarily as a result of a C$100 million investment to expand the supply chain and distribution centers in Canada, the majority of which will occur in 2019.
Financing Activities
Cash used for financing activities was $182 million for the three months ended March 31, 2019, compared to $128 million during the same period in the prior year. The change in financing activities was driven primarily by an increase in distributions on common units and Partnership exchangeable units, partially offset by an increase in capital contributions from RBI and the non-recurrence of the 2018 distribution to RBI for payments in connection with the December 2017 redemption of preferred shares.

New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2019 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC and Canadian securities regulatory authorities on February 22, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2019. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting. During the three months ended March 31, 2019, Partnership modified existing controls and processes to support the adoption of the new lease accounting standard that Partnership adopted as of January 1, 2019 which included the implementation of a new lease accounting system. There were no significant changes to partnership's internal control over financial reporting due to the adoption of the new standard.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (ii) the amount and timing of additional general administrative expenses associated with the centralization and relocation of our Canadian and U.S. restaurant support centers; (iii) the amount and timing of additional Corporate restructuring and tax advisory fees related to the Tax Act; (iv) the increase in capital expenditures as a result of our investment to expand our supply chain and distribution centers in Canada and the timing of such expenditures; (v) certain tax matters, including the impact of the Tax Act on future periods; (vi) the amount of net cash settlements we expect to pay on our derivative instruments; and (vii) certain accounting matters, including the impact of changes in accounting and our transition to ASC 842.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) the effectiveness of our marketing and advertising programs and franchisee support of these programs; (5) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (6) our ability to successfully implement our domestic and international growth strategy for our brands and risks related to our international operations; (7) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (8) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; and (9) changes in applicable tax laws or interpretations thereof; and risks related to the complexity of the Tax Act and our ability to accurately interpret and predict its impact on our financial condition and results.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC and Canadian securities regulatory authorities on February 22, 2019, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information
Item 1. Legal Proceedings

In March 2019, Partnership settled the two class action lawsuits filed in the Ontario Superior Court of Justice against The TDL Group Corp., a subsidiary of Partnership (“TDL”), and certain other defendants, as described in Partnership’s Annual Report on Form 10-K filed with the SEC on February 22, 2019. Under the terms of the settlement, TDL will contribute C$10 million to the Tim Hortons Advertising Fund in Canada over two years, such amount to be spent on marketing activities. In addition, TDL will pay C$2 million for legal and administrative expenses. The court approved the settlement on April 29, 2019.
Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e)

On January 22, 2019, the Compensation Committee of the Board of Directors of RBI (the “Compensation Committee”) approved an increase in the base salary of Matthew Dunnigan, Chief Financial Officer of RBI, from $400,000 to $480,000 and an increase in his target bonus percentage from 130% to 150%. The Compensation Committee also approved an increase in the base salary of Jill Granat, General Counsel and Corporate Secretary of RBI, from $500,000 to $550,000.
On January 22, 2019, the Compensation Committee approved the RBI 2019 Annual Bonus Program on substantially the same terms as the RBI 2018 Annual Bonus Program, as described in RBI's quarterly report on Form 10-Q for the three months ended March 31, 2018.
Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest 25% or 50% of their net cash bonus into RBI common shares (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (“RSUs”). The terms of the RBI 2018 Bonus Swap Program are substantially the same as the terms of the RBI 2015 Bonus Swap Program, which are described in RBI's quarterly report on Form 10-Q for the three months ended March 31, 2016. All of RBI’s NEOs elected to participate in the RBI 2018 Bonus Swap Program at the 50% level. The matching RSUs will cliff vest on December 31, 2023. All of the matching RSUs will be forfeited if an NEO’s service (including service on the Board of Directors of RBI) is terminated for any reason (other than death or disability) prior to December 31, 2020. If an NEO sells more than 50% of the Investment Shares before the vesting date, he or she will forfeit 100% of the matching RSUs. An NEO who sells 50% or less of the Investment Shares before the vesting date will forfeit 50% of the matching RSUs and a proportional amount of the remaining matching RSUs.
On January 22, 2019, the Compensation Committee approved a grant of 50,000 RBI stock options to Alexandre Santoro, our former President, Popeyes, who moved into a new role with Partnership supporting its international supply chain business and assisting with new country entries. The stock options cliff vest on February 22, 2024 and the exercise price is $64.75.
On January 22, 2019, the Compensation Committee approved discretionary awards of 275,000, 100,000, 225,000 and 50,000 RBI performance based RSUs, or “PBRSUs”, to Messrs. Cil, Dunnigan and Kobza and Ms. Granat, respectively. The performance measure for purposes of determining the number of units earned by Messrs. Cil, Dunnigan and Kobza and Ms. Granat is RBI’s annual year-over-year growth of Organic Adjusted EBITDA for 2019, 2020 and 2021. If, at the end of the three-year performance period, the threshold performance has not been achieved, the performance period will be extended for an additional year, and a 20% reduction to the payout will apply. The Compensation Committee established an 85.7% performance threshold, below which no shares are earned, and a 128.6% maximum performance level. If achievement falls between the threshold level and the target level or between the target level and the maximum level, the number of shares earned by each NEO would be calculated on a linear basis. Once earned, the PBRSUs will cliff vest on February 22, 2024. In addition, if an executive’s service to RBI (including service on the Board of Directors of RBI) is terminated for any reason (other than due to death or disability) prior to February 22, 2022, he or she will forfeit the entire award. A copy of the form of Performance Award Agreement between RBI and each of the NEOs is filed as Exhibit 10.62 in RBI's quarterly report on Form 10-Q for the three months ended March 31, 2019. This summary is qualified in its entirety to the full text of the Performance Award Agreement.

Item 6. Exhibits

Exhibit Number	Description

10.50*
Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between The TDL Group Corp. and Matthew Dunnigan (incorporated herein by reference to Exhibit 10.50 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.51*
Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International Inc. and Matthew Dunnigan (incorporated herein by reference to Exhibit 10.51 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.52*
Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International U.S. Services LLC and Matthew Dunnigan (incorporated herein by reference to Exhibit 10.52 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.53*
Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between The TDL Group Corp. and Jose E. Cil (incorporated herein by reference to Exhibit 10.53 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.54*
Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Restaurant Brands International Inc. and Jose E. Cil (incorporated herein by reference to Exhibit 10.54 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.55*
Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Burger King Corporation and Jose E. Cil (incorporated herein by reference to Exhibit 10.55 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.56*
Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Daniel Schwartz (incorporated herein by reference to Exhibit 10.56 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.57*
Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Daniel Schwartz (incorporated herein by reference to Exhibit 10.57 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.58*
Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Daniel Schwartz (incorporated herein by reference to Exhibit 10.58 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.59*
Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza (incorporated herein by reference to Exhibit 10.59 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.60*
Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Joshua Kobza (incorporated herein by reference to Exhibit 10.60 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.61*
Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza (incorporated herein by reference to Exhibit 10.61 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

10.62*
Form of Performance Award Agreement under Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.62 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019).

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: April 29, 2019	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)