Form 10-Q
period 2019-06-30
Restaurant Brands International Limited Partnership
filed 2019-08-02
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36787

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in its Charter)

Canada	98-1206431
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 King Street West, Suite 300		M5X 1E1
Toronto,	Ontario
(Address of Principal Executive Offices)		(Zip Code)
(905) 845-6511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class B exchangeable limited partnership units	QSP	Toronto Stock Exchange

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

As of July 26, 2019, there were 207,285,803 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,028	$913
Accounts and notes receivable, net of allowance of $16 and $14, respectively	476	452
Inventories, net	81	75
Prepaids and other current assets	69	60
Total current assets	1,654	1,500
Property and equipment, net of accumulated depreciation and amortization of $680 and $704, respectively	2,007	1,996
Operating lease assets, net	1,154	—
Intangible assets, net	10,543	10,463
Goodwill	5,625	5,486
Net investment in property leased to franchisees	47	54
Other assets, net	695	642
Total assets	$21,725	$20,141
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$486	$513
Other accrued liabilities	699	637
Gift card liability	106	167
Current portion of long term debt and finance leases	92	91
Total current liabilities	1,383	1,408
Term debt, net of current portion	11,737	11,823
Finance leases, net of current portion	284	226
Operating lease liabilities, net of current portion	1,056	—
Other liabilities, net	1,730	1,547
Deferred income taxes, net	1,575	1,519
Total liabilities	17,765	16,523
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at June 30, 2019 and December 31, 2018	4,495	4,323
Partnership exchangeable units; 207,337,076 issued and outstanding at June 30, 2019; 207,523,591 issued and outstanding at December 31, 2018	746	730
Accumulated other comprehensive income (loss)	(1,284)	(1,437)
Total Partners’ capital	3,957	3,616
Noncontrolling interests	3	2
Total equity	3,960	3,618
Total liabilities and equity	$21,725	$20,141

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Sales	$589	$586	$1,111	$1,134
Franchise and property revenues	811	757	1,555	1,463
Total revenues	1,400	1,343	2,666	2,597
Operating costs and expenses:
Cost of sales	453	449	859	878
Franchise and property expenses	135	103	268	207
Selling, general and administrative expenses	316	318	628	619
(Income) loss from equity method investments	2	1	—	(13)
Other operating expenses (income), net	3	(30)	(14)	(17)
Total operating costs and expenses	909	841	1,741	1,674
Income from operations	491	502	925	923
Interest expense, net	137	130	269	270
Income before income taxes	354	372	656	653
Income tax expense	97	58	153	60
Net income	257	314	503	593
Net income attributable to noncontrolling interests	—	1	—	1
Net income attributable to common unitholders	$257	$313	$503	$592
Earnings per unit - basic and diluted
Class A common units	$0.70	$0.83	$1.37	$1.56
Partnership exchangeable units	$0.55	$0.67	$1.09	$1.27
Weighted average units outstanding - basic and diluted
Class A common units	202	202	202	202
Partnership exchangeable units	207	218	207	218
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$257	$314	$503	$593

Foreign currency translation adjustment	199	(255)	358	(472)
Net change in fair value of net investment hedges, net of tax of $13, $(29), $39 and $(38)	(40)	113	(116)	116
Net change in fair value of cash flow hedges, net of tax of $22, $(1), $34 and $(10)	(57)	(1)	(91)	28
Amounts reclassified to earnings of cash flow hedges, net of tax of $(1), $0, $(1) and $(2)	3	4	2	6
Other comprehensive income (loss)	105	(139)	153	(322)
Comprehensive income (loss)	362	175	656	271
Comprehensive income (loss) attributable to noncontrolling interests	—	1	—	1
Comprehensive income (loss) attributable to common unitholders	$362	$174	$656	$270
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2018	202,006,067	$4,323	207,523,591	$730	$(1,437)	$2	$3,618
Cumulative effect adjustment	—	12	—	9	—	—	21
Distributions declared on Class A common units ($0.63 per unit)	—	(127)	—	—	—	—	(127)
Distributions declared on partnership exchangeable units ($0.50 per unit)	—	—	—	(104)	—	—	(104)
Exchange of Partnership exchangeable units for RBI common shares	—	9	(141,190)	(9)	—	—	—
Capital contribution from RBI Inc.	—	71	—	—	—	—	71
Net income	—	135	—	111	—	—	246
Other comprehensive income (loss)	—	—	—	—	48	—	48
Balances at March 31, 2019	202,006,067	$4,423	207,382,401	$737	$(1,389)	$2	$3,773
Distributions declared on Class A common units ($0.63 per unit)	—	(128)	—	—	—	—	(128)
Distributions declared on partnership exchangeable units ($0.50 per unit)	—	—	—	(103)	—	—	(103)
Exchange of Partnership exchangeable units for RBI common shares	—	3	(45,325)	(3)	—	—	—
Capital contribution from RBI Inc.	—	55	—	—	—	—	55
Restaurant VIE contributions (distributions)	—	—	—	—	—	1	1
Net income	—	142	—	115	—	—	257
Other comprehensive income (loss)	—	—	—	—	105	—	105
Balances at June 30, 2019	202,006,067	$4,495	207,337,076	$746	$(1,284)	$3	$3,960
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2017	202,006,067	$4,168	217,708,924	$1,276	$(884)	$1	$4,561
Cumulative effect adjustment	—	(132)	—	(118)	—	—	(250)
Distributions declared on Class A common units ($0.55 per unit)	—	(112)	—	—	—	—	(112)
Distributions declared on partnership exchangeable units ($0.45 per unit)	—	—	—	(98)	—	—	(98)
Exchange of Partnership exchangeable units for RBI common shares	—	2	(29,432)	(2)	—	—	—
Capital contribution from RBI Inc.	—	44	—	—	—	—	44
Restaurant VIE contributions (distributions)	—	—	—	—	—	1	1
Net income	—	148	—	131	—	—	279
Other comprehensive income (loss)	—	—	—	—	(183)	—	(183)
Balances at March 31, 2018	202,006,067	$4,118	217,679,492	$1,189	$(1,067)	$2	$4,242
Distributions declared on Class A common units ($0.56 per unit)	—	(112)	—	—	—	—	(112)
Distributions declared on partnership exchangeable units ($0.45 per unit)	—	—	—	(98)	—	—	(98)
Exchange of Partnership exchangeable units for RBI common shares	—	2	(42,923)	(2)	—	—	—
Capital contribution from RBI Inc.	—	18	—	—	—	—	18
Net income	—	167	—	146	—	1	314
Other comprehensive income (loss)	—	—	—	—	(139)	—	(139)
Balances at June 30, 2018	202,006,067	$4,193	217,636,569	$1,235	$(1,206)	$3	$4,225
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$503	$593
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	92	93
Amortization of deferred financing costs and debt issuance discount	15	14
(Income) loss from equity method investments	—	(13)
(Gain) loss on remeasurement of foreign denominated transactions	(3)	(16)
Net (gains) losses on derivatives	(34)	(15)
Share-based compensation expense	39	27
Deferred income taxes	23	(58)
Other	(3)	4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(16)	36
Inventories and prepaids and other current assets	(10)	(16)
Accounts and drafts payable	(40)	(11)
Other accrued liabilities and gift card liability	(166)	(347)
Tenant inducements paid to franchisees	(8)	(13)
Other long-term assets and liabilities	83	(13)
Net cash provided by (used for) operating activities	475	265
Cash flows from investing activities:
Payments for property and equipment	(14)	(22)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	22	3
Settlement/sale of derivatives, net	15	11
Other investing activities, net	—	9
Net cash provided by (used for) investing activities	23	1
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(48)	(43)
Distributions on Class A common and Partnership exchangeable units	(437)	(307)
Distributions to RBI for payments in connection with redemption of preferred shares	—	(60)
Capital contribution from RBI Inc.	80	29
Other financing activities, net	10	(2)
Net cash (used for) provided by financing activities	(395)	(383)
Effect of exchange rates on cash and cash equivalents	12	(15)
Increase (decrease) in cash and cash equivalents	115	(132)
Cash and cash equivalents at beginning of period	913	1,097
Cash and cash equivalents at end of period	$1,028	$965
Supplemental cash flow disclosures:
Interest paid	$292	$274
Income taxes paid	$127	$374
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2019, we franchised or owned 4,872 Tim Hortons restaurants, 18,008 Burger King restaurants, and 3,156 Popeyes restaurants, for a total of 26,036 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of June 30, 2019 and December 31, 2018, we determined that we are the primary beneficiary of 30 and 17 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These consist of the reclassification of $13 million from changes in Other long-term assets and liabilities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 to Tenant inducements paid to franchisees. These reclassifications had no effect on previously reported net income.
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

Note 4. Leases
As of June 30, 2019, we leased or subleased 5,331 restaurant properties to franchisees and 168 non-restaurant properties to third parties under operating leases and direct financing leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specified levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
We lease land, buildings, equipment, office space and warehouse space. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent payments, determined as a percentage of sales, generally when annual sales exceed specified levels. Most leases also obligate us to pay, as lessee, the cost of maintenance, insurance and property taxes.
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
Our transition to ASC 842 resulted in the following adjustments to our condensed consolidated balance sheet as of January 1, 2019 (in millions):

	As Reported	Total		Adjusted
	December 31, 2018	Adjustments		January 1, 2019
ASSETS
Current assets:
Cash and cash equivalents	$913	$—		$913
Accounts and notes receivable, net	452	—		452
Inventories, net	75	—		75
Prepaids and other current assets	60	—		60
Total current assets	1,500	—		1,500
Property and equipment, net	1,996	26	(a)	2,022
Operating lease assets, net	—	1,143	(b)	1,143
Intangible assets, net	10,463	(133)	(c)	10,330
Goodwill	5,486	—		5,486
Net investment in property leased to franchisees	54	—		54
Other assets, net	642	—		642
Total assets	$20,141	$1,036		$21,177
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$513	$—		$513
Other accrued liabilities	637	114	(d)	751
Gift card liability	167	—		167
Current portion of long term debt and finance leases	91	—		91
Total current liabilities	1,408	114		1,522
Term debt, net of current portion	11,823	(65)	(e)	11,758
Finance leases, net of current portion	226	62	(e)	288
Operating lease liabilities, net of current portion	—	1,028	(f)	1,028
Other liabilities, net	1,547	(132)	(g)	1,415
Deferred income taxes, net	1,519	8	(h)	1,527
Total liabilities	16,523	1,015		17,538
Partners' capital:
Class A common units	4,323	12	(i)	4,335
Partnership exchangeable units	730	9	(i)	739
Accumulated other comprehensive income (loss)	(1,437)	—		(1,437)
Total Partners' capital	3,616	21		3,637
Noncontrolling interests	2	—		2
Total equity	3,618	21		3,639
Total liabilities and equity	$20,141	$1,036		$21,177

(a)	Represents the net change in assets recorded in connection with build-to-suit leases.

(b)
Represents the capitalization of operating lease right-of-use (“ROU”) assets equal to the amount of recognized operating lease liability, adjusted by the net carrying amounts of related favorable lease assets and unfavorable lease liabilities in which we are the lessee and straight-line rent accruals, which were reclassified to operating lease ROU assets.

(c)	Represents the net carrying amount of favorable lease assets associated with leases in which we are the lessee, which have been reclassified to operating lease ROU assets.

(d)	Represents the current portion of operating lease liabilities.

(e)	Represents the net change in liabilities recorded in connection with build-to-suit leases.

(f)	Represents the recognition of operating lease liabilities, net of current portion.

(g)
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
Lessee Accounting
In leases where we are the lessee, we recognize an ROU asset and lease liability at lease commencement, which is measured by discounting lease payments using our incremental borrowing rate applicable to the lease term and currency of the lease as the discount rate. Subsequent amortization of the ROU asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. Amortization of the ROU asset and the change in the lease liability is included in changes in Other long-term assets and liabilities in the Condensed Consolidated Statement of Cash Flows. A finance lease ROU asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. ROU assets are assessed for impairment in accordance with our long-lived asset impairment policy. We reassess lease classification and remeasure ROU assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate contract or upon certain other events that require reassessment in accordance with ASC 842. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease cost.
We recognize variable lease cost for operating and finance leases in the period when changes in facts and circumstances on which the variable lease payments are based occur.

Partnership as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

As of
June 30, 2019
Land	$920
Buildings and improvements	1,139
Restaurant equipment	21
2,080
Accumulated depreciation and amortization	(441)
Property and equipment leased, net	$1,639

Our net investment in direct financing leases is as follows (in millions):

As of
June 30, 2019
Future rents to be received:
Future minimum lease receipts	$53
Contingent rents (a)	23
Estimated unguaranteed residual value	15
Unearned income	(30)
61
Current portion included within accounts receivables	(14)
Net investment in property leased to franchisees	$47

(a)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
Property revenues are comprised primarily of lease income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease income - operating leases
Minimum lease payments	$112	$223
Variable lease payments	97	181
Amortization of favorable and unfavorable income lease contracts, net	2	4
Subtotal - lease income from operating leases	211	408
Earned income on direct financing leases	3	5
Total property revenues	$214	$413

Partnership as Lessee
Lease cost and other information associated with these lease commitments is as follows (in millions):
Lease Cost (Income)

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$53	$106
Operating lease variable lease cost	50	100
Finance lease cost:
Amortization of right-of-use assets	6	13
Interest on lease liabilities	6	11
Sublease income	(164)	(319)
Total lease cost (income)	$(49)	$(89)
Lease Term and Discount Rate as of June 30, 2019

Weighted-average remaining lease term (in years):
Operating leases	11.1 years
Finance leases	11.2 years
Weighted-average discount rate:
Operating leases	6.5%
Finance leases	7.6%
Other Information for the six months ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96
Operating cash flows from finance leases	$11
Financing cash flows from finance leases	$13
Right-of-use assets obtained in exchange for new finance lease obligations	$1
Right-of-use assets obtained in exchange for new operating lease obligations	$65

Maturity Analysis
As of June 30, 2019, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Finance Leases	Operating Leases
Remainder of 2019	$7	$213	$24	$97
2020	10	406	46	187
2021	7	382	44	175
2022	5	357	43	163
2023	5	335	39	149
Thereafter	19	1,876	268	941
Total minimum receipts / payments	$53	$3,569	464	1,712
Less amount representing interest (b)			(153)	(535)
Present value of minimum lease payments			311	1,177
Current portion of lease obligations			(27)	(121)
Long-term portion of lease obligations			$284	$1,056

(a)	Minimum lease commitments have not been reduced by minimum sublease rentals of $2,351 million due in the future under non-cancelable subleases.

(b)	Calculated using the interest rate for each lease.

As of December 31, 2018, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Finance Leases	Operating Leases
2019	$14	$416	$38	$183
2020	10	388	36	172
2021	7	360	34	158
2022	5	331	33	145
2023	5	306	30	130
Thereafter	19	1,704	201	831
Total minimum receipts / payments	$60	$3,505	372	$1,619
Less amount representing interest			(125)
Present value of minimum finance lease payments			247
Current portion of finance lease obligation			(21)
Long-term portion of finance lease obligation			$226

(a)	Minimum lease commitments have not been reduced by minimum sublease rentals of $2,290 million due in the future under non-cancelable subleases.
Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2018 and June 30, 2019 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2018	$62	$405	$19	$486
Revenue recognized that was included in the contract liability balance at the beginning of the year	(4)	(21)	(1)	(26)
Increase, excluding amounts recognized as revenue during the period	4	42	4	50
Impact of foreign currency translation	1	(1)	—	—
Balance at June 30, 2019	$63	$425	$22	$510

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2019	$4	$16	$1	$21
2020	8	32	2	42
2021	7	31	1	39
2022	7	31	1	39
2023	6	30	1	37
Thereafter	31	285	16	332
Total	$63	$425	$22	$510

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$589	$586	$1,111	$1,134
Royalties	576	544	1,104	1,054
Property revenues	214	190	413	368
Franchise fees and other revenue	21	23	38	41
Total revenues	$1,400	$1,343	$2,666	$2,597

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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$142	$167	$277	$315
Net income allocated to Partnership exchangeable unitholders	115	146	226	277
Net income attributable to common unitholders	$257	$313	$503	$592

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202	202
Weighted average Partnership exchangeable units	207	218	207	218

Earnings per unit - basic and diluted:
Class A common units (a)	$0.70	$0.83	$1.37	$1.56
Partnership exchangeable units (a)	$0.55	$0.67	$1.09	$1.27

(a) Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$715	$(209)	$506	$705	$(194)	$511
Favorable leases (a)	134	(65)	69	407	(200)	207
Subtotal	849	(274)	575	1,112	(394)	718
Indefinite lived intangible assets:
Tim Hortons brand	$6,487	$—	$6,487	$6,259	$—	$6,259
Burger King brand	2,126	—	2,126	2,131	—	2,131
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	9,968	—	9,968	9,745	—	9,745
Intangible assets, net			$10,543			$10,463

Goodwill
Tim Hortons segment	$4,178			$4,038
Burger King segment	601			602
Popeyes segment	846			846
Total	$5,625			$5,486

(a)
The decrease in favorable leases reflects the reclassification of favorable leases where we are the lessee to operating lease right-of-use assets in connection with our transition to ASC 842. See Note 4, Leases.

Amortization expense on intangible assets totaled $10 million for the three months ended June 30, 2019 and $18 million for the same period in the prior year. Amortization expense on intangible assets totaled $21 million for the six months ended June 30, 2019 and $36 million for the same period in the prior year. The change in the brands and goodwill balances during the six months ended June 30, 2019 was due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $272 million and $259 million as of June 30, 2019 and December 31, 2018, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $5 million and $3 million during the three months ended June 30, 2019 and 2018, respectively. Distributions received from this joint venture were $7 million and $6 million during the six months ended June 30, 2019 and 2018, respectively.
The aggregate market value of our 20.3% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on June 30, 2019 was approximately $85 million. The aggregate market value of our 9.9% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on June 30, 2019 was approximately $130 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from affiliates:
Royalties	$87	$74	$165	$142
Property revenues	9	9	17	18
Franchise fees and other revenue	3	2	6	4
Total	$99	$85	$188	$164

We recognized $5 million of rent expense associated with the TIMWEN Partnership during the three months ended June 30, 2019 and 2018. We recognized $9 million and $10 million of rent expense associated with the TIMWEN Partnership during the six months ended June 30, 2019 and 2018, respectively.
At June 30, 2019 and December 31, 2018, we had $43 million and $41 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. During the six months ended June 30, 2019 we did not record a non-cash dilution gain. During the six months ended June 30, 2018, we recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $20 million on the initial public offering by one of our equity method investees.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2019	December 31, 2018
Current:
Dividend payable	$232	$207
Interest payable	88	87
Accrued compensation and benefits	48	69
Taxes payable	73	113
Deferred income	36	27
Accrued advertising expenses	20	30
Restructuring and other provisions	7	11
Current portion of operating lease liabilities (a)	121	—
Other	74	93
Other accrued liabilities	$699	$637
Noncurrent:
Taxes payable	$570	$493
Contract liabilities, net	510	486
Unfavorable leases (b)	113	192
Derivatives liabilities	397	179
Accrued pension	63	64
Accrued lease straight-lining liability (b)	—	69
Deferred income	31	22
Other	46	42
Other liabilities, net	$1,730	$1,547

(a)	Represents the current portion of operating lease liabilities recognized in connection with our transition to ASC 842. See Note 4, Leases.

(b)
The decreases in unfavorable leases and accrued lease straight-lining liability reflect the reclassification of unfavorable leases and lease straight-lining liability where we are the lessee in the underlying operating lease to the right-of-use assets recorded for the underlying lease in connection with our transition to ASC 842. See Note 4, Leases.

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2019	December 31, 2018
Term Loan Facility (due February 17, 2024)	$6,305	$6,338
2017 4.25% Senior Notes (due May 15, 2024)	1,500	1,500
2015 4.625% Senior Notes (due January 15, 2022)	1,250	1,250
2017 5.00% Senior Notes (due October 15, 2025)	2,800	2,800
Other (a)	80	150
Less: unamortized deferred financing costs and deferred issue discount	(133)	(145)
Total debt, net	11,802	11,893
Less: current maturities of debt	(65)	(70)
Total long-term debt	$11,737	$11,823

(a)
The decrease in Other reflects the de-recognition of obligations associated with build-to-suit leases recorded under the Previous Standard. Liabilities associated with build-to-suit leases were remeasured and recorded as finance lease liabilities in conjunction with our transition to ASC 842.

Revolving Credit Facility
As of June 30, 2019, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility"). Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. As of June 30, 2019, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $498 million.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million (increased from C$100 million during the three months ended June 30, 2019) with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2019, we had outstanding C$100 million under the TH Facility with a weighted average interest rate of 3.36%.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in billions):

	As of
	June 30, 2019	December 31, 2018
Fair value of our variable term debt and senior notes	$12	$11
Principal carrying amount of our variable term debt and senior notes	12	12

Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Debt (a)	$128	$120	$252	$250
Finance lease obligations	6	6	11	12
Amortization of deferred financing costs and debt issuance discount	8	7	15	14
Interest income	(5)	(3)	(9)	(6)
Interest expense, net	$137	$130	$269	$270

(a)
Amount includes $19 million and $20 million benefit during the three months ended June 30, 2019 and 2018, respectively, and $37 million and $24 million benefit during the six months ended June 30, 2019 and 2018, respectively, from our adoption of a new hedge accounting standard in 2018.

Note 11. Income Taxes
Our effective tax rate was 27.4% and 23.4% for the three and six months ended June 30, 2019. The effective tax rate during these periods reflects a $37 million increase in the provision for unrecognized tax benefits related to a prior restructuring transaction that is not applicable to ongoing operations which increased the effective tax rate by 10.4% and 5.6% during the three and six months ended June 30, 2019, respectively. The effective tax rate during these periods also reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and stock option exercises. Benefits from stock option exercises reduced the effective tax rate by 4.0% and 4.1% for the three and six months ended June 30, 2019, respectively.
Our effective tax rate was 15.7% and 9.2% for the three and six months ended June 30, 2018. The effective tax rate during these periods was primarily a result of the mix of income from multiple tax jurisdictions, the benefit from reserve releases due to audit settlements and the realignment of various internal financing arrangements. In addition, benefits from stock option exercises reduced the effective tax rate by 0.6% and 10.1% for the three and six months ended June 30, 2018, respectively.

Note 12. Equity
During the six months ended June 30, 2019, Partnership exchanged 186,515 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares was accounted for as a capital contribution by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partners’ capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partners’ capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership, if any, and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2018	$454	$(27)	$(1,864)	$(1,437)
Foreign currency translation adjustment	—	—	358	358
Net change in fair value of derivatives, net of tax	(207)	—	—	(207)
Amounts reclassified to earnings of cash flow hedges, net of tax	2	—	—	2
Balances at June 30, 2019	$249	$(27)	$(1,506)	$(1,284)

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
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of June 30, 2019 that we expect to be reclassified into interest expense within the next 12 months is $12 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2019, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 30, 2019, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At June 30, 2019, we also had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, during 2018 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At June 30, 2019, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $130 million with maturities to August 2020. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(77)	$(5)	$(121)	$24
Forward-currency contracts	$(2)	$3	$(4)	$13
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(53)	$143	$(155)	$154

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(6)	$(5)	$(7)	$(11)
Forward-currency contracts	Cost of sales	$2	$—	$4	$3

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$19	$20	$37	$24

	Fair Value as of
	June 30, 2019	December 31, 2018	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$—	$7	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	15	58	Other assets, net
Total assets at fair value	$15	$65

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$193	$72	Other liabilities, net
Foreign currency	1	—	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	204	107	Other liabilities, net
Total liabilities at fair value	$398	$179

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(10)	$3	$(7)	$10
Litigation settlements (gains) and reserves, net	—	—	—	(6)
Net losses (gains) on foreign exchange	12	(33)	(3)	(16)
Other, net	1	—	(4)	(5)
Other operating expenses (income), net	$3	$(30)	$(14)	$(17)

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
In March 2019, Partnership settled the two class action lawsuits filed in the Ontario Superior Court of Justice against The TDL Group Corp., a subsidiary of Partnership (“TDL”), and certain other defendants, as described in Partnership’s Annual Report on Form 10-K filed with the SEC on February 22, 2019. The court approved the settlement on April 29, 2019. Under the terms of the settlement, TDL is contributing C$6 million to the Tim Hortons Advertising Fund in Canada over two years, such amount to be spent on marketing activities. In addition, TDL has paid C$6 million for legal, administrative and other third-party expenses. These amounts were accrued by TDL during 2018.
In October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against the Company, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against the Company, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class.
In July 2019, a class action complaint was filed against TDL in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class.

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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues by operating segment:
TH	$842	$823	$1,591	$1,586
BK	447	418	858	808
PLK	111	102	217	203
Total revenues	$1,400	$1,343	$2,666	$2,597

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues by country (a):
Canada	$764	$746	$1,440	$1,438
United States	479	450	923	871
Other	157	147	303	288
Total revenues	$1,400	$1,343	$2,666	$2,597

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment income:
TH	$287	$286	$524	$531
BK	252	236	474	450
PLK	41	40	82	79
Adjusted EBITDA	580	562	1,080	1,060
Share-based compensation and non-cash incentive compensation expense	19	16	44	31
PLK Transaction costs	—	5	—	10
Corporate restructuring and tax advisory fees	11	7	17	14
Office centralization and relocation costs	2	12	6	12
Impact of equity method investments (a)	9	4	10	(6)
Other operating expenses (income), net	3	(30)	(14)	(17)
EBITDA	536	548	1,017	1,016
Depreciation and amortization	45	46	92	93
Income from operations	491	502	925	923
Interest expense, net	137	130	269	270
Income tax expense	97	58	153	60
Net income	$257	$314	$503	$593

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of June 30, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,028	$—	$—	$1,028
Accounts and notes receivable, net	476	—	—	476
Inventories, net	81	—	—	81
Prepaids and other current assets	69	—	—	69
Total current assets	1,654	—	—	1,654
Property and equipment, net	2,007	—	—	2,007
Operating lease assets, net	1,154	—	—	1,154
Intangible assets, net	10,543	—	—	10,543
Goodwill	5,625	—	—	5,625
Net investment in property leased to franchisees	47	—	—	47
Intercompany receivable	—	232	(232)	—
Investment in subsidiaries	—	3,960	(3,960)	—
Other assets, net	695	—	—	695
Total assets	$21,725	$4,192	$(4,192)	$21,725
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$486	$—	$—	$486
Other accrued liabilities	467	232	—	699
Gift card liability	106	—	—	106
Current portion of long term debt and finance leases	92	—	—	92
Total current liabilities	1,151	232	—	1,383
Term debt, net of current portion	11,737	—	—	11,737
Finance leases, net of current portion	284	—	—	284
Operating lease liabilities, net of current portion	1,056	—	—	1,056
Other liabilities, net	1,730	—	—	1,730
Payables to affiliates	232	—	(232)	—
Deferred income taxes, net	1,575	—	—	1,575
Total liabilities	17,765	232	(232)	17,765
Partners’ capital:
Class A common units	—	4,495	—	4,495
Partnership exchangeable units	—	746	—	746
Common shares	3,197	—	(3,197)	—
Retained Earnings	2,044	—	(2,044)	—
Accumulated other comprehensive income (loss)	(1,284)	(1,284)	1,284	(1,284)
Total Partners' capital/shareholders' equity	3,957	3,957	(3,957)	3,957
Noncontrolling interests	3	3	(3)	3
Total equity	3,960	3,960	(3,960)	3,960
Total liabilities and equity	$21,725	$4,192	$(4,192)	$21,725

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$913	$—	$—	$913
Accounts and notes receivable, net	452	—	—	452
Inventories, net	75	—	—	75
Prepaids and other current assets	60	—	—	60
Total current assets	1,500	—	—	1,500
Property and equipment, net	1,996	—	—	1,996
Intangible assets, net	10,463	—	—	10,463
Goodwill	5,486	—	—	5,486
Net investment in property leased to franchisees	54	—	—	54
Intercompany receivable	—	207	(207)	—
Investment in subsidiaries	—	3,618	(3,618)	—
Other assets, net	642	—	—	642
Total assets	$20,141	$3,825	$(3,825)	$20,141
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$513	$—	$—	$513
Other accrued liabilities	430	207	—	637
Gift card liability	167	—	—	167
Current portion of long term debt and finance leases	91	—	—	91
Total current liabilities	1,201	207	—	1,408
Term debt, net of current portion	11,823	—	—	11,823
Capital leases, net of current portion	226	—	—	226
Other liabilities, net	1,547	—	—	1,547
Payables to affiliates	207	—	(207)	—
Deferred income taxes, net	1,519	—	—	1,519
Total liabilities	16,523	207	(207)	16,523
Partners’ capital:
Class A common units	—	4,323	—	4,323
Partnership exchangeable units	—	730	—	730
Common shares	3,071	—	(3,071)	—
Retained Earnings	1,982	—	(1,982)	—
Accumulated other comprehensive income (loss)	(1,437)	(1,437)	1,437	(1,437)
Total Partners' capital/shareholders' equity	3,616	3,616	(3,616)	3,616
Noncontrolling interests	2	2	(2)	2
Total equity	3,618	3,618	(3,618)	3,618
Total liabilities and equity	$20,141	$3,825	$(3,825)	$20,141

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended June 30, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$589	$—	$—	$589
Franchise and property revenues	811	—	—	811
Total revenues	1,400	—	—	1,400
Operating costs and expenses:
Cost of sales	453	—	—	453
Franchise and property expenses	135	—	—	135
Selling, general and administrative expenses	316	—	—	316
(Income) loss from equity method investments	2	—	—	2
Other operating expenses (income), net	3	—	—	3
Total operating costs and expenses	909	—	—	909
Income from operations	491	—	—	491
Interest expense, net	137	—	—	137
Income before income taxes	354	—	—	354
Income tax expense	97	—	—	97
Net income	257	—	—	257
Equity in earnings of consolidated subsidiaries	—	257	(257)	—
Net income (loss)	257	257	(257)	257
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$257	$257	$(257)	$257
Comprehensive income (loss)	$362	$362	$(362)	$362

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Six Months Ended June 30, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,111	$—	$—	$1,111
Franchise and property revenues	1,555	—	—	1,555
Total revenues	2,666	—	—	2,666
Operating costs and expenses:
Cost of sales	859	—	—	859
Franchise and property expenses	268	—	—	268
Selling, general and administrative expenses	628	—	—	628
(Income) loss from equity method investments	—	—	—	—
Other operating expenses (income), net	(14)	—	—	(14)
Total operating costs and expenses	1,741	—	—	1,741
Income from operations	925	—	—	925
Interest expense, net	269	—	—	269
Income before income taxes	656	—	—	656
Income tax expense	153	—	—	153
Net income	503	—	—	503
Equity in earnings of consolidated subsidiaries	—	503	(503)	—
Net income (loss)	503	503	(503)	503
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$503	$503	$(503)	$503
Comprehensive income (loss)	$656	$656	$(656)	$656

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended June 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$586	$—	$—	$586
Franchise and property revenues	757	—	—	757
Total revenues	1,343	—	—	1,343
Operating costs and expenses:
Cost of sales	449	—	—	449
Franchise and property expenses	103	—	—	103
Selling, general and administrative expenses	318	—	—	318
(Income) loss from equity method investments	1	—	—	1
Other operating expenses (income), net	(30)	—	—	(30)
Total operating costs and expenses	841	—	—	841
Income from operations	502	—	—	502
Interest expense, net	130	—	—	130
Income before income taxes	372	—	—	372
Income tax expense	58	—	—	58
Net income	314	—	—	314
Equity in earnings of consolidated subsidiaries	—	314	(314)	—
Net income (loss)	314	314	(314)	314
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$313	$313	$(313)	$313
Comprehensive income (loss)	$175	$175	$(175)	$175

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Six Months Ended June 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,134	$—	$—	$1,134
Franchise and property revenues	1,463	—	—	1,463
Total revenues	2,597	—	—	2,597
Operating costs and expenses:
Cost of sales	878	—	—	878
Franchise and property expenses	207	—	—	207
Selling, general and administrative expenses	619	—	—	619
(Income) loss from equity method investments	(13)	—	—	(13)
Other operating expenses (income), net	(17)	—	—	(17)
Total operating costs and expenses	1,674	—	—	1,674
Income from operations	923	—	—	923
Interest expense, net	270	—	—	270
Income before income taxes	653	—	—	653
Income tax expense	60	—	—	60
Net income	593	—	—	593
Equity in earnings of consolidated subsidiaries	—	593	(593)	—
Net income (loss)	593	593	(593)	593
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$592	$592	$(592)	$592
Comprehensive income (loss)	$271	$271	$(271)	$271

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Six months ended June 30, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$503	$503	$(503)	$503
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(503)	503	—
Depreciation and amortization	92	—	—	92
Amortization of deferred financing costs and debt issuance discount	15	—	—	15
(Income) loss from equity method investments	—	—	—	—
(Gain) loss on remeasurement of foreign denominated transactions	(3)	—	—	(3)
Net (gains) losses on derivatives	(34)	—	—	(34)
Share-based compensation expense	39	—	—	39
Deferred income taxes	23	—	—	23
Other	(3)	—	—	(3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(16)	—	—	(16)
Inventories and prepaids and other current assets	(10)	—	—	(10)
Accounts and drafts payable	(40)	—	—	(40)
Other accrued liabilities and gift card liability	(166)	—	—	(166)
Tenant inducements paid to franchisees	(8)	—	—	(8)
Other long-term assets and liabilities	83	—	—	83
Net cash provided by (used for) operating activities	475	—	—	475
Cash flows from investing activities:
Payments for property and equipment	(14)	—	—	(14)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	22	—	—	22
Settlement/sale of derivatives, net	15	—	—	15
Net cash provided by (used for) investing activities	23	—	—	23
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(48)	—	—	(48)
Distributions on Class A common and Partnership exchangeable units	—	(437)	—	(437)
Capital contribution from RBI Inc.	80	—	—	80
Distributions from subsidiaries	(437)	437	—	—
Other financing activities, net	10	—	—	10
Net cash provided by (used for) financing activities	(395)	—	—	(395)
Effect of exchange rates on cash and cash equivalents	12	—	—	12
Increase (decrease) in cash and cash equivalents	115	—	—	115
Cash and cash equivalents at beginning of period	913	—	—	913
Cash and cash equivalents at end of period	$1,028	$—	$—	$1,028

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Six Months Ended June 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$593	$593	$(593)	$593
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(593)	593	—
Depreciation and amortization	93	—	—	93
Amortization of deferred financing costs and debt issuance discount	14	—	—	14
(Income) loss from equity method investments	(13)	—	—	(13)
(Gain) loss on remeasurement of foreign denominated transactions	(16)	—	—	(16)
Net (gains) losses on derivatives	(15)	—	—	(15)
Share-based compensation expense	27	—	—	27
Deferred income taxes	(58)	—	—	(58)
Other	4	—	—	4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	36	—	—	36
Inventories and prepaids and other current assets	(16)	—	—	(16)
Accounts and drafts payable	(11)	—	—	(11)
Other accrued liabilities and gift card liability	(347)	—	—	(347)
Tenant inducements paid to franchisees	(13)	—	—	(13)
Other long-term assets and liabilities	(13)	—	—	(13)
Net cash provided by (used for) operating activities	265	—	—	265
Cash flows from investing activities:
Payments for property and equipment	(22)	—	—	(22)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	3	—	—	3
Settlement/sale of derivatives, net	11	—	—	11
Other investing activities, net	9	—	—	9
Net cash provided by (used for) investing activities	1	—	—	1
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(43)	—	—	(43)
Distributions on Class A common and Partnership exchangeable units	—	(307)	—	(307)
Distributions to RBI for payments in connections with redemption of preferred shares	—	(60)	—	(60)
Capital contribution from RBI Inc.	29	—	—	29
Distributions from subsidiaries	(367)	367	—	—
Other financing activities, net	(2)	—	—	(2)
Net cash (used for) provided by financing activities	(383)	—	—	(383)
Effect of exchange rates on cash and cash equivalents	(15)	—	—	(15)
Increase (decrease) in cash and cash equivalents	(132)	—	—	(132)
Cash and cash equivalents at beginning of period	1,097	—	—	1,097
Cash and cash equivalents at end of period	$965	$—	$—	$965

Note 18. Subsequent Events
Cash Distributions/Dividends
On July 3, 2019, RBI paid a cash dividend of $0.50 per RBI common share to common shareholders of record on June 17, 2019. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per exchangeable unit to holders of record on June 17, 2019.
The RBI board of directors has declared a cash dividend of $0.50 per RBI common share, which will be paid on October 3, 2019 to RBI common shareholders of record on September 17, 2019. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $32 billion in system-wide sales and over 26,000 restaurants in more than 100 countries and U.S. territories as of June 30, 2019. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups, and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks, and other affordably-priced food items. Popeyes restaurants are quick service restaurants featuring a unique “Louisiana” style menu that includes fried chicken, chicken tenders, fried shrimp and other seafood, red beans and rice, and other regional items.
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

Operating Metrics
We evaluate our restaurants and assess our business based on the following operating metrics:

•
System-wide sales growth refers to the percentage change in sales at all franchise restaurants and Company restaurants (referred to as system-wide sales) in one period from the same period in the prior year.

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

•
Net restaurant growth reflects the percentage change in restaurant count (openings, net of closures) over a trailing twelve-month period, divided by the restaurant count at the beginning of the trailing twelve month period.

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

The most significant effects of this transition that affect comparability of our results of operations between 2019 and 2018 include the following:

•
Beginning on January 1, 2019, we record lease income and lease cost on a gross basis for lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease. Although there was no net impact to our consolidated statement of operations from this change, the presentation resulted in total increases to both franchise and property revenues and franchise and property expenses of $33 million ($22 million related to our TH segment, $10 million related to our BK segment and $1 million related to our PLK segment) during the three months ended June 30, 2019 and $67 million ($43 million related to our TH segment, $23 million related to our BK segment and $1 million related to our PLK segment) during the six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, respectively, when such amounts were recorded on a net basis.

•
As described in Note 4, Leases, to the accompanying unaudited condensed consolidated financial statements, the transition provisions of ASC 842 required the reclassification of favorable lease assets and unfavorable lease liabilities where we are the lessee in the underlying lease to the right-of-use (“ROU”) asset recorded for the underlying lease. As a result of this reclassification, the amortization period for certain favorable lease assets and unfavorable lease liabilities was reduced, resulting in $2 million and $4 million net increases in non-cash amortization expense during the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, respectively. Favorable lease assets and unfavorable lease liabilities associated with leases where we are the lessor were not impacted by our transition to ASC 842.

Please refer to Note 4, Leases, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of this change in accounting principle.

PLK Transaction Costs
On March 27, 2017, we completed the acquisition of Popeyes Louisiana Kitchen, Inc. (the "Popeyes Acquisition"). In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $5 million and $10 million during the three and six months ended June 30, 2018, respectively, consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations. We did not incur any PLK Transaction costs during the three and six months ended June 30, 2019.
Tax Reform
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code generally effective January 1, 2018 by, among other changes, lowering the federal corporate income tax rate from 35% to 21%, limiting deductibility of interest expense and performance based incentive compensation and implementing a modified territorial tax system. As a Canadian entity, we generally would be classified as a foreign entity (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. However, we have subsidiaries subject to U.S. federal income taxation and therefore the Tax Act impacted our consolidated results of operations in 2018 and the current period, and is expected to continue to impact our consolidated results of operations in future periods.
We recorded $11 million and $7 million of costs during the three months ended June 30, 2019 and 2018, respectively, and $17 million and $14 million of costs during the six months ended June 30, 2019 and 2018, respectively, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations, arising primarily from professional advisory and consulting services associated with corporate restructuring initiatives related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”). We expect to continue to incur additional Corporate restructuring and tax advisory fees related to the Tax Act in 2019.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses ("Office centralization and relocation costs") totaling $2 million and $12 million during the three months ended June 30, 2019 and 2018, respectively, and $6 million and $12 million during the six months ended June 30, 2019 and 2018, respectively, consisting primarily of moving costs and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations. We do not expect to incur additional Office centralization and relocation costs.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)			2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$589	$586	$3	$(17)	$20	$1,111	$1,134	$(23)	$(39)	$16
Franchise and property revenues	811	757	54	(18)	72	1,555	1,463	92	(41)	133
Total revenues	1,400	1,343	57	(35)	92	2,666	2,597	69	(80)	149
Operating costs and expenses:
Cost of sales	453	449	(4)	13	(17)	859	878	19	30	(11)
Franchise and property expenses	135	103	(32)	3	(35)	268	207	(61)	6	(67)
Selling, general and administrative expenses	316	318	2	4	(2)	628	619	(9)	9	(18)
(Income) loss from equity method investments	2	1	(1)	—	(1)	—	(13)	(13)	(3)	(10)
Other operating expenses (income), net	3	(30)	(33)	(3)	(30)	(14)	(17)	(3)	(2)	(1)
Total operating costs and expenses	909	841	(68)	17	(85)	1,741	1,674	(67)	40	(107)
Income from operations	491	502	(11)	(18)	7	925	923	2	(40)	42
Interest expense, net	137	130	(7)	—	(7)	269	270	1	—	1
Income before income taxes	354	372	(18)	(18)	—	656	653	3	(40)	43
Income tax expense	97	58	(39)	1	(40)	153	60	(93)	2	(95)
Net income	$257	$314	$(57)	$(17)	$(40)	$503	$593	$(90)	$(38)	$(52)

(a)
We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)			2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$551	$548	$3	$(17)	$20	$1,034	$1,056	$(22)	$(39)	$17
Franchise and property revenues	291	275	16	(8)	24	557	530	27	(19)	46
Total revenues	842	823	19	(25)	44	1,591	1,586	5	(58)	63
Cost of sales	420	417	(3)	13	(16)	792	813	21	30	(9)
Franchise and property expenses	90	68	(22)	2	(24)	177	138	(39)	5	(44)
Segment SG&A	77	80	3	3	—	159	162	3	6	(3)
Segment depreciation and amortization (b)	26	26	—	1	(1)	52	52	—	2	(2)
Segment income (c)	287	286	1	(9)	10	524	531	(7)	(20)	13

(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)
TH segment income includes $5 million and $3 million of cash distributions received from equity method investments for the three months ended June 30, 2019 and 2018, respectively. TH segment income includes $8 million and $6 million of cash distributions received from equity method investments for the six months ended June 30, 2019 and 2018, respectively.

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)			2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$19	$19	$—	$—	$—	$38	$38	$—	$—	$—
Franchise and property revenues	428	399	29	(9)	38	820	770	50	(21)	71
Total revenues	447	418	29	(9)	38	858	808	50	(21)	71
Cost of sales	17	17	—	—	—	35	33	(2)	—	(2)
Franchise and property expenses	42	32	(10)	1	(11)	85	64	(21)	1	(22)
Segment SG&A	149	146	(3)	1	(4)	290	286	(4)	2	(6)
Segment depreciation and amortization (b)	12	12	—	—	—	25	24	(1)	—	(1)
Segment income (d)	252	236	16	(8)	24	474	450	24	(19)	43

(d)
BK segment income includes $1 million of cash distributions received from equity method investments for the three months ended June 30, 2019. No cash distributions were received from equity method investments for the three months ended June 30, 2018. BK segment income includes $2 million and $1 million of cash distributions received from equity method investments for the six months ended June 30, 2019 and 2018, respectively.

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)			2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$19	$19	$—	$—	$—	$39	$40	$(1)	$—	$(1)
Franchise and property revenues	92	83	9	(1)	10	178	163	15	(1)	16
Total revenues	111	102	9	(1)	10	217	203	14	(1)	15
Cost of sales	16	15	(1)	—	(1)	32	32	—	—	—
Franchise and property expenses	3	3	—	—	—	6	5	(1)	—	(1)
Segment SG&A	54	47	(7)	—	(7)	103	93	(10)	—	(10)
Segment depreciation and amortization (b)	3	2	(1)	—	(1)	6	5	(1)	—	(1)
Segment income	41	40	1	(1)	2	82	79	3	(1)	4

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics	2019	2018	2019	2018
System-wide sales growth
TH	1.6%	2.2%	1.1%	2.1%
BK	9.8%	8.4%	9.0%	9.8%
PLK	8.8%	10.7%	7.8%	10.8%
Consolidated	7.9%	7.3%	7.2%	8.2%
System-wide sales
TH	$1,716	$1,742	$3,263	$3,350
BK	$5,717	$5,403	$11,006	$10,552
PLK	$1,012	$938	$1,967	$1,841
Consolidated	$8,445	$8,083	$16,236	$15,743
Comparable sales
TH	0.5%	—%	—%	(0.1)%
BK	3.6%	1.8%	2.9%	2.8%
PLK	3.0%	2.9%	1.8%	3.1%

			As of June 30,
			2019	2018
Net restaurant growth
TH			1.6%	3.0%
BK			5.8%	6.4%
PLK			6.1%	7.5%
Consolidated			5.0%	5.8%
Restaurant count
TH			4,872	4,794
BK			18,008	17,022
PLK			3,156	2,975
Consolidated			26,036	24,791
Comparable Sales
TH comparable sales were 0.5% during the three months ended June 30, 2019, including Canada comparable sales of 0.7%. TH comparable sales were flat during the six months ended June 30, 2019, including Canada comparable sales of 0.2%.
BK comparable sales were 3.6% during the three months ended June 30, 2019, including U.S. comparable sales of 0.5%. BK comparable sales were 2.9% during the six months ended June 30, 2019, including U.S. comparable sales of 0.5%.
PLK comparable sales were 3.0% during the three months ended June 30, 2019, including U.S. comparable sales of 2.9%. PLK comparable sales were 1.8% during the six months ended June 30, 2019, including U.S. comparable sales of 1.7%.

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
During the three months ended June 30, 2019, the increase in sales was driven by an increase of $20 million in our TH segment, mostly offset by an unfavorable FX Impact of $17 million. The increase in our TH segment was driven by an increase in supply chain sales.
During the six months ended June 30, 2019, the decrease in sales was driven by an unfavorable FX Impact of $39 million, partially offset by an increase of $17 million in our TH segment. The increase in our TH segment was driven by a $24 million increase in supply chain sales, partially offset by a decrease of $7 million in our TH Company restaurant revenue, primarily from Company restaurant refranchisings and the conversion of Restaurant VIEs to franchise restaurants in prior periods.
During the three months ended June 30, 2019, the increase in cost of sales was driven primarily by an increase of $16 million in our TH segment, mostly offset by a $13 million favorable FX Impact. The increase in our TH segment was driven by an increase of $18 million in supply chain cost of sales due to the increase in supply chain sales discussed above.
During the six months ended June 30, 2019, the decrease in cost of sales was driven primarily by a $30 million favorable FX Impact, partially offset by an increase of $9 million in our TH segment and an increase of $2 million in our BK segment. The increase in our TH segment was driven by an increase of $16 million in supply chain cost of sales due to the increase in supply chain sales discussed above, partially offset by a decrease of $7 million in Company restaurant cost of sales, primarily from Company restaurant refranchisings and the conversion of Restaurant VIEs to franchise restaurants in prior periods.
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
During the three months ended June 30, 2019, the increase in franchise and property revenues was driven by an increase of $38 million in our BK segment, an increase of $24 million in our TH segment, and an increase of $10 million in our PLK segment, partially offset by an $18 million unfavorable FX Impact. The increases in our BK and PLK segments were primarily driven by increases in royalties as a result of system-wide sales growth.
During the six months ended June 30, 2019, the increase in franchise and property revenues was driven by an increase of $71 million in our BK segment, an increase of $46 million in our TH segment, and an increase of $16 million in our PLK segment, partially offset by a $41 million unfavorable FX Impact. The increases in our BK and PLK segments were primarily driven by increases in royalties as a result of system-wide sales growth.
Additionally, the increase in franchise and property revenues in all of our segments during the three and six months ended June 30, 2019 reflected the gross recognition of property income from lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease as a result of the application of ASC 842 beginning January 1, 2019.
During the three months ended June 30, 2019, the increase in franchise and property expenses was driven by an increase of $24 million in our TH segment and an increase of $11 million in our BK segment, partially offset by a $3 million favorable FX Impact. During the six months ended June 30, 2019, the increase in franchise and property expenses was driven by an increase of $44 million in our TH segment, an increase of $22 million in our BK segment, and an increase of $1 million in our PLK segment, partially offset by a $6 million favorable FX Impact. The increase in all of our segments during the three and six months ended June 30, 2019 was driven by the gross recognition of property expense for costs such as property taxes and maintenance paid by us and reimbursed by lessees when we are the lessor in the lease as a result of the application of ASC 842 beginning January 1, 2019.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2019	2018	Favorable / (Unfavorable)		2019	2018	Favorable / (Unfavorable)
Segment SG&A:
TH	$77	$80	$3	3.8%	$159	$162	$3	1.9%
BK	149	146	(3)	(2.1)%	290	286	(4)	(1.4)%
PLK	54	47	(7)	(14.9)%	103	93	(10)	(10.8)%
Share-based compensation and non-cash incentive compensation expense	19	16	(3)	(18.8)%	44	31	(13)	(41.9)%
Depreciation and amortization	4	5	1	20.0%	9	11	2	18.2%
PLK Transaction costs	—	5	5	NM	—	10	10	NM
Corporate restructuring and tax advisory fees	11	7	(4)	(57.1)%	17	14	(3)	(21.4)%
Office centralization and relocation costs	2	12	10	83.3%	6	12	6	50.0%
Selling, general and administrative expenses	$316	$318	$2	0.6%	$628	$619	$(9)	(1.5)%
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
During the three and six months ended June 30, 2019, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in the number of equity awards granted during 2019 and an increase associated with equity award modifications in the six months ended June 30, 2019.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the six months ended June 30, 2019 was primarily driven by the recognition of a $20 million non-cash dilution gain during 2018 on the initial public offering by one of our equity method investees and a decrease in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(10)	$3	$(7)	$10
Litigation settlements (gains) and reserves, net	—	—	—	(6)
Net losses (gains) on foreign exchange	12	(33)	(3)	(16)
Other, net	1	—	(4)	(5)
Other operating expenses (income), net	$3	$(30)	$(14)	$(17)
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
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense, net	$137	$130	$269	$270
Weighted average interest rate on long-term debt	5.2%	4.9%	5.1%	4.8%
During the three months ended June 30, 2019, interest expense, net increased primarily due to an increase in the weighted average interest rate in the current year.
During the six months ended June 30, 2019, interest expense, net decreased primarily due to a $37 million benefit during the six months ended June 30, 2019 compared to a $24 million benefit during the period from March 15, 2018 to June 30, 2018 from our adoption of a new hedge accounting standard in 2018, partially offset by an increase in the weighted average interest rate in the current year.
Income Tax Expense
Our effective tax rate was 27.4% and 15.7% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate for the three months ended June 30, 2019 reflects a $37 million increase in the provision for unrecognized tax benefits related to a prior restructuring transaction that is not applicable to ongoing operations which increased the effective tax rate by 10.4%. The increase in our effective tax rate also reflects a benefit from reserve releases in 2018 due to audit settlements, partially offset by the benefits in 2019 of internal financing arrangements and a higher tax benefit from stock option exercises. The effective tax rate was reduced by 4.0% and 0.6% for the three months ended June 30, 2019 and 2018, respectively, as a result of benefits from stock option exercises. We expect quarter-to-quarter volatility in the impact of stock option exercises on our effective tax rate based on fluctuations in stock option exercises.
Our effective tax rate was 23.4% and 9.2% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the six months ended June 30, 2019 reflects a $37 million increase in the provision discussed above which increased our effective tax rate by 5.6% for the period. The increase in our effective tax rate also reflects a lower tax benefit from stock option exercises and the benefit from reserve releases in 2018 due to audit settlements, partially offset by the benefits of internal financing arrangements in 2019. The effective tax rate was reduced by 4.1% and 10.1% for the six months ended June 30, 2019 and 2018, respectively, as a result of benefits from stock option exercises.
Net Income
We reported net income of $257 million for the three months ended June 30, 2019, compared to net income of $314 million for the three months ended June 30, 2018. The decrease in net income is primarily due to a $39 million increase in income tax expense, a $33 million unfavorable change in the results from other operating expenses (income), net, a $7 million increase in interest expense, net, a $5 million unfavorable change from the impact of equity method investments, a $4 million increase in Corporate restructuring and tax advisory fees and a $3 million increase in share-based compensation and non-cash incentive compensation expense. These factors were partially offset by an $18 million increase in segment income in all of our segments, a $10 million decrease in Office centralization and relocation costs and the non-recurrence of $5 million of PLK Transaction costs incurred in the prior period.
We reported net income of $503 million for the six months ended June 30, 2019, compared to net income of $593 million for the six months ended June 30, 2018. The decrease in net income is primarily due to a $93 million increase in income tax expense, a $16 million unfavorable change from the impact of equity method investments, a $13 million increase in share-based compensation and non-cash incentive compensation expense, a $7 million decrease in TH segment income, a $3 million increase in Corporate restructuring and tax advisory fees and a $3 million unfavorable change in the results from other operating expenses (income), net. These factors were partially offset by a $24 million increase in BK segment income, the non-recurrence of $10 million of PLK Transaction costs incurred in the prior period, a $6 million decrease in Office centralization and relocation costs, and a $3 million increase in PLK segment income.
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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2019	2018	Favorable / (Unfavorable)		2019	2018	Favorable / (Unfavorable)
Segment income:
TH	$287	$286	$1	0.3%	$524	$531	$(7)	(1.3)%
BK	252	236	16	6.5%	474	450	24	5.3%
PLK	41	40	1	3.9%	82	79	3	3.8%
Adjusted EBITDA	580	562	18	3.2%	1,080	1,060	20	1.9%
Share-based compensation and non-cash incentive compensation expense	19	16	(3)	(18.8)%	44	31	(13)	(41.9)%
PLK Transaction costs	—	5	5	NM	—	10	10	NM
Corporate restructuring and tax advisory fees	11	7	(4)	(57.1)%	17	14	(3)	(21.4)%
Office centralization and relocation costs	2	12	10	83.3%	6	12	6	50.0%
Impact of equity method investments (a)	9	4	(5)	NM	10	(6)	(16)	NM
Other operating expenses (income), net	3	(30)	(33)	110.0%	(14)	(17)	(3)	17.6%
EBITDA	536	548	(12)	(2.2)%	1,017	1,016	1	0.1%
Depreciation and amortization	45	46	1	2.2%	92	93	1	1.1%
Income from operations	491	502	(11)	(2.2)%	925	923	2	0.2%
Interest expense, net	137	130	(7)	(5.4)%	269	270	1	0.4%
Income tax expense	97	58	(39)	(67.2)%	153	60	(93)	(155.0)%
Net income	$257	$314	$(57)	(18.2)%	$503	$593	$(90)	(15.2)%
NM - not meaningful

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three months ended June 30, 2019 reflects the increases in segment income in all of our segments. The increase in Adjusted EBITDA for the six months ended June 30, 2019 reflects the increases in segment income in our BK and PLK segments, partially offset by a decrease in our TH segment.
The decrease in EBITDA for the three months ended June 30, 2019 is primarily due to unfavorable results from other operating expenses (income), net in the current period, unfavorable results from the impact of equity method investments, an increase in Corporate restructuring and tax advisory fees, and an increase in share-based compensation and non-cash incentive compensation expense, partially offset by increases in segment income in all our segments, a decrease in Office centralization and relocation costs, and the non-recurrence of PLK Transaction costs.
The increase in EBITDA for the six months ended June 30, 2019 is primarily due to an increase in segment income in our BK and PLK segments, the non-recurrence of PLK Transaction costs and a decrease in Office centralization and relocation cost, partially offset by unfavorable results from the impact of equity method investments, an increase in share-based compensation and non-cash incentive compensation expense, a decrease in segment income in our TH segment, an increase in Corporate restructuring and tax advisory fees and unfavorable results from other operating expenses (income), net.
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
As of June 30, 2019, we had cash and cash equivalents of $1,028 million, working capital of $271 million and borrowing availability of $498 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
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
Debt Instruments and Debt Service Requirements
As of June 30, 2019, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2015 4.625% Senior Notes, 2017 5.00% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of June 30, 2019, there was $6,305 million outstanding principal amount under our senior secured term loan facility (the "Term Loan Facility") with an interest rate of 4.65%. Based on the amounts outstanding under the Term Loan Facility and LIBOR as of June 30, 2019, subject to a floor of 1.00%, required debt service for the next twelve months is estimated to be approximately $297 million in interest payments and $65 million in principal payments. In addition, based on LIBOR as of June 30, 2019, net cash settlements that we expect to pay on our $3,500 million interest rate swap are estimated to be approximately $9 million for the next twelve months.
As of June 30, 2019, we had no amounts outstanding under our senior secured revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities"), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $498 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
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
Based on the amounts outstanding at June 30, 2019, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $262 million in interest payments.

TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million (increased from C$100 million during the three months ended June 30, 2019) with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2019, we had outstanding C$100 million under the TH Facility with a weighted average interest rate of 3.36%.
Restrictions and Covenants
As of June 30, 2019, we were in compliance with all debt covenants under the Credit Facilities, the TH Facility, 2017 4.25% Senior Notes Indenture, 2017 5.00% Senior Notes Indenture and 2015 4.625% Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility and TH Facility.
Cash Distributions/Dividends
On July 3, 2019, RBI paid a cash dividend of $0.50 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.50 per RBI common share, which will be paid on October 3, 2019 to RBI common shareholders of record on September 17, 2019. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of July 26, 2019, we had outstanding 202,006,067 Class A common units issued to RBI and 207,285,803 Partnership exchangeable units.
One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on RBI's share-based compensation and its outstanding equity awards, see Note 15 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and Canadian securities regulatory authorities on February 22, 2019.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $475 million during the six months ended June 30, 2019, compared to $265 million during the same period in the prior year. The increase in cash provided by operating activities was driven by a decrease in income tax payments, primarily due to the 2018 payment of accrued income taxes related to the December 2017 redemption of the RBI preferred shares, an increase in BK segment income and an increase in PLK segment income. These factors were partially offset by an increase in cash used for working capital, an increase in interest payments and a decrease in TH segment income.

Investing Activities
Cash provided by investing activities was $23 million for the six months ended June 30, 2019, compared to $1 million during the same period in the prior year. The change in investing activities was driven by an increase in net proceeds from disposal of assets, restaurant closures and refranchisings and a decrease in capital expenditures.
Financing Activities
Cash used for financing activities was $395 million for the six months ended June 30, 2019, compared to $383 million during the same period in the prior year. The change in financing activities was driven primarily by an increase in distributions on common units and Partnership exchangeable units, partially offset by an increase in capital contributions from RBI and the non-recurrence of the 2018 distribution to RBI for payments in connection with the December 2017 redemption of the RBI preferred shares.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2019 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC and Canadian securities regulatory authorities on February 22, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2019. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting. During the six months ended June 30, 2019, Partnership modified existing controls and processes to support the adoption of the new lease accounting standard that Partnership adopted as of January 1, 2019 which included the implementation of a new lease accounting system. There were no significant changes to Partnership's internal control over financial reporting due to the adoption of the new standard.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (ii) the amount and timing of additional Corporate restructuring and tax advisory fees related to the Tax Act; (iii) certain tax matters, including the impact of the Tax Act on future periods; (iv) the amount of net cash settlements we expect to pay on our derivative instruments; and (v) certain accounting matters, including the impact of changes in accounting and our transition to ASC 842.
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

Part II – Other Information
Item 1. Legal Proceedings

In March 2019, Partnership settled the two class action lawsuits filed in the Ontario Superior Court of Justice against The TDL Group Corp., a subsidiary of Partnership (“TDL”), and certain other defendants, as described in Partnership’s Annual Report on Form 10-K filed with the SEC on February 22, 2019. The court approved the settlement on April 29, 2019. Under the terms of the settlement, TDL is contributing C$6 million to the Tim Hortons Advertising Fund in Canada over two years, such amount to be spent on marketing activities. In addition, TDL has paid C$6 million for legal, administrative and other third party expenses.
In July 2019, a class action complaint was filed against TDL in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of this case.
Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e)
On May 17, 2019, the Board of Directors of RBI approved the conversion of the unvested restricted stock units and performance based restricted stock units previously granted to Daniel S. Schwartz, the former Chief Executive Officer and Executive Chairman of RBI through June 30, 2019, to an equal number of RBI restricted shares. As a result of this change, RBI entered into amended and restated award agreements with Mr. Schwartz. The Amended and Restated Performance Award Agreement and the forms of Amended and Restated Base Matching Restricted Stock Unit Award Agreement and Amended and Restated Additional Matching Restricted Stock Unit Award Agreement are filed in RBI's quarterly report on Form 10-Q for the quarter ended June 30, 2019 as Exhibits 10.63, 10.64 and 10.65, respectively.

Item 6. Exhibits

Exhibit Number	Description

10.63*
Amended and Restated Performance Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz (incorporated herein by reference to Exhibit 10.63 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019).

10.64*
Form of Amended and Restated Base Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz (incorporated herein by reference to Exhibit 10.64 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019).

10.65*
Form of Amended and Restated Additional Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz (incorporated herein by reference to Exhibit 10.65 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
  * Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: August 2, 2019	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)