Form 10-Q
period 2019-09-30
Restaurant Brands International Limited Partnership
filed 2019-10-28
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

As of October 24, 2019, there were 165,514,822 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,699	$913
Accounts and notes receivable, net of allowance of $16 and $14, respectively	472	452
Inventories, net	83	75
Prepaids and other current assets	86	60
Total current assets	2,340	1,500
Property and equipment, net of accumulated depreciation and amortization of $709 and $704, respectively	1,981	1,996
Operating lease assets, net	1,147	—
Intangible assets, net	10,439	10,463
Goodwill	5,579	5,486
Net investment in property leased to franchisees	47	54
Other assets, net	716	642
Total assets	$22,249	$20,141
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$510	$513
Other accrued liabilities	797	637
Gift card liability	94	167
Current portion of long term debt and finance leases (Note 10)	776	91
Total current liabilities	2,177	1,408
Term debt, net of current portion	11,568	11,823
Finance leases, net of current portion	279	226
Operating lease liabilities, net of current portion	1,055	—
Other liabilities, net	1,598	1,547
Deferred income taxes, net	1,509	1,519
Total liabilities	18,186	16,523
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at September 30, 2019 and December 31, 2018	7,753	4,323
Partnership exchangeable units; 165,529,822 issued and outstanding at September 30, 2019; 207,523,591 issued and outstanding at December 31, 2018	(2,358)	730
Accumulated other comprehensive income (loss)	(1,334)	(1,437)
Total Partners’ capital	4,061	3,616
Noncontrolling interests	2	2
Total equity	4,063	3,618
Total liabilities and equity	$22,249	$20,141

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Sales	$624	$609	$1,735	$1,743
Franchise and property revenues	834	766	2,389	2,229
Total revenues	1,458	1,375	4,124	3,972
Operating costs and expenses:
Cost of sales	475	470	1,334	1,348
Franchise and property expenses	133	107	401	314
Selling, general and administrative expenses	320	298	948	917
(Income) loss from equity method investments	(11)	(4)	(11)	(17)
Other operating expenses (income), net	(30)	26	(44)	9
Total operating costs and expenses	887	897	2,628	2,571
Income from operations	571	478	1,496	1,401
Interest expense, net	137	135	406	405
Loss on early extinguishment of debt	4	—	4	—
Income before income taxes	430	343	1,086	996
Income tax expense	79	93	232	153
Net income	351	250	854	843
Net income attributable to noncontrolling interests	—	—	—	1
Net income attributable to common unitholders	$351	$250	$854	$842
Earnings per unit - basic and diluted
Class A common units	$1.00	$0.66	$2.37	$2.22
Partnership exchangeable units	$0.76	$0.53	$1.85	$1.81
Weighted average units outstanding - basic and diluted
Class A common units	202	202	202	202
Partnership exchangeable units	197	218	204	218
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$351	$250	$854	$843

Foreign currency translation adjustment	(173)	147	185	(325)
Net change in fair value of net investment hedges, net of tax of $(37), $0, $2 and $(38)	143	(83)	27	33
Net change in fair value of cash flow hedges, net of tax of $9, $7, $43 and $(3)	(25)	24	(116)	52
Amounts reclassified to earnings of cash flow hedges, net of tax of $(2), $1, $(3) and $(1)	5	8	7	14
Other comprehensive income (loss)	(50)	96	103	(226)
Comprehensive income (loss)	301	346	957	617
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	1
Comprehensive income (loss) attributable to common unitholders	$301	$346	$957	$616
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2018	202,006,067	$4,323	207,523,591	$730	$(1,437)	$2	$3,618
Cumulative effect adjustment	—	12	—	9	—	—	21
Distributions declared on Class A common units ($0.63 per unit)	—	(127)	—	—	—	—	(127)
Distributions declared on partnership exchangeable units ($0.50 per unit)	—	—	—	(104)	—	—	(104)
Exchange of Partnership exchangeable units for RBI common shares	—	9	(141,190)	(9)	—	—	—
Capital contribution from RBI Inc.	—	71	—	—	—	—	71
Net income	—	135	—	111	—	—	246
Other comprehensive income (loss)	—	—	—	—	48	—	48
Balances at March 31, 2019	202,006,067	$4,423	207,382,401	$737	$(1,389)	$2	$3,773
Distributions declared on Class A common units ($0.63 per unit)	—	(128)	—	—	—	—	(128)
Distributions declared on partnership exchangeable units ($0.50 per unit)	—	—	—	(103)	—	—	(103)
Exchange of Partnership exchangeable units for RBI common shares	—	3	(45,325)	(3)	—	—	—
Capital contribution from RBI Inc.	—	55	—	—	—	—	55
Restaurant VIE contributions (distributions)	—	—	—	—	—	1	1
Net income	—	142	—	115	—	—	257
Other comprehensive income (loss)	—	—	—	—	105	—	105
Balances at June 30, 2019	202,006,067	$4,495	207,337,076	$746	$(1,284)	$3	$3,960
Distributions declared on Class A common units ($0.70 per unit)	—	(141)	—	—	—	—	(141)
Distributions declared on partnership exchangeable units ($0.50 per unit)	—	—	—	(92)	—	—	(92)
Exchange of Partnership exchangeable units for RBI common shares	—	3,162	(41,807,254)	(3,162)	—	—	—
Capital contribution from RBI Inc.	—	36	—	—	—	—	36
Restaurant VIE contributions (distributions)	—	—	—	—	—	(1)	(1)
Net income	—	201	—	150	—	—	351
Other comprehensive income (loss)	—	—	—	—	(50)	—	(50)
Balances at September 30, 2019	202,006,067	$7,753	165,529,822	$(2,358)	$(1,334)	$2	$4,063
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2017	202,006,067	$4,168	217,708,924	$1,276	$(884)	$1	$4,561
Cumulative effect adjustment	—	(132)	—	(118)	—	—	(250)
Distributions declared on Class A common units ($0.55 per unit)	—	(112)	—	—	—	—	(112)
Distributions declared on partnership exchangeable units ($0.45 per unit)	—	—	—	(98)	—	—	(98)
Exchange of Partnership exchangeable units for RBI common shares	—	2	(29,432)	(2)	—	—	—
Capital contribution from RBI Inc.	—	44	—	—	—	—	44
Restaurant VIE contributions (distributions)	—	—	—	—	—	1	1
Net income	—	148	—	131	—	—	279
Other comprehensive income (loss)	—	—	—	—	(183)	—	(183)
Balances at March 31, 2018	202,006,067	$4,118	217,679,492	$1,189	$(1,067)	$2	$4,242
Distributions declared on Class A common units ($0.56 per unit)	—	(112)	—	—	—	—	(112)
Distributions declared on partnership exchangeable units ($0.45 per unit)	—	—	—	(98)	—	—	(98)
Exchange of Partnership exchangeable units for RBI common shares	—	2	(42,923)	(2)	—	—	—
Capital contribution from RBI Inc.	—	18	—	—	—	—	18
Net income	—	167	—	146	—	1	314
Other comprehensive income (loss)	—	—	—	—	(139)	—	(139)
Balances at June 30, 2018	202,006,067	$4,193	217,636,569	$1,235	$(1,206)	$3	$4,225
Distributions declared on Class A common units ($0.56 per unit)	—	(114)	—	—	—	—	(114)
Distributions declared on partnership exchangeable units ($0.45 per unit)	—	—	—	(98)	—	—	(98)
Exchange of Partnership exchangeable units for RBI common shares	—	6	(92,978)	(6)	—	—	—
Capital contribution from RBI Inc.	—	37	—	—	—	—	37
Net income	—	134	—	116	—	—	250
Other comprehensive income (loss)	—	—	—	—	96	—	96
Balances at September 30, 2018	202,006,067	$4,256	217,543,591	$1,247	$(1,110)	$3	$4,396
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$854	$843
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	139	138
Non-cash loss on early extinguishment of debt	4	—
Amortization of deferred financing costs and debt issuance discount	22	22
(Income) loss from equity method investments	(11)	(17)
(Gain) loss on remeasurement of foreign denominated transactions	(38)	(19)
Net (gains) losses on derivatives	(43)	(24)
Share-based compensation expense	56	39
Deferred income taxes	(16)	6
Other	1	11
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(7)	(1)
Inventories and prepaids and other current assets	(34)	(16)
Accounts and drafts payable	(15)	(24)
Other accrued liabilities and gift card liability	(85)	(284)
Tenant inducements paid to franchisees	(13)	(25)
Other long-term assets and liabilities	64	(6)
Net cash provided by (used for) operating activities	878	643
Cash flows from investing activities:
Payments for property and equipment	(32)	(53)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	22	2
Settlement/sale of derivatives, net	17	11
Other investing activities, net	—	12
Net cash provided by (used for) investing activities	7	(28)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	750	—
Repayments of long-term debt and finance leases	(290)	(66)
Payment of financing costs	(13)	—
Distributions on Class A common and Partnership exchangeable units	(669)	(517)
Distributions to RBI for payments in connection with redemption of preferred shares	—	(60)
Capital contribution from RBI Inc.	99	53
Proceeds from derivatives	17	—
Other financing activities, net	—	1
Net cash (used for) provided by financing activities	(106)	(589)
Effect of exchange rates on cash and cash equivalents	7	(10)
Increase (decrease) in cash and cash equivalents	786	16
Cash and cash equivalents at beginning of period	913	1,097
Cash and cash equivalents at end of period	$1,699	$1,113
Supplemental cash flow disclosures:
Interest paid	$433	$411
Income taxes paid	$171	$374
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) was formed on August 25, 2014 as a general partnership and was registered on October 27, 2014 as a limited partnership in accordance with the laws of the Province of Ontario. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2019, we franchised or owned 4,887 Tim Hortons restaurants, 18,232 Burger King restaurants, and 3,192 Popeyes restaurants, for a total of 26,311 restaurants, and operate in more than 100 countries and U.S. territories. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of September 30, 2019 and December 31, 2018, we determined that we are the primary beneficiary of 30 and 17 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These consist of the reclassification of $25 million from changes in Other long-term assets and liabilities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 to Tenant inducements paid to franchisees. These reclassifications had no effect on previously reported net income.
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

Note 4. Leases
As of September 30, 2019, we leased or subleased 5,294 restaurant properties to franchisees and 183 non-restaurant properties to third parties under operating leases and direct financing leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specified levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
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
Lessee Accounting
In leases where we are the lessee, we recognize an ROU asset and lease liability at lease commencement, which are measured by discounting lease payments using our incremental borrowing rate as the discount rate. We determine the incremental borrowing rate applicable to each lease by reference to our outstanding secured borrowings and implied spreads over the risk-free discount rates that correspond to the term of each lease, as adjusted for the currency of the lease. Subsequent amortization of the ROU asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. Amortization of the ROU asset and the change in the lease liability are included in changes in Other long-term assets and liabilities in the Condensed Consolidated Statement of Cash Flows. A finance lease ROU asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. ROU assets are assessed for impairment in accordance with our long-lived asset impairment policy. We reassess lease classification and remeasure ROU assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate contract or upon certain other events that require reassessment in accordance with ASC 842. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease cost.
We recognize variable lease cost for operating and finance leases in the period when changes in facts and circumstances on which the variable lease payments are based occur.

Partnership as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

As of
September 30, 2019
Land	$903
Buildings and improvements	1,131
Restaurant equipment	21
2,055
Accumulated depreciation and amortization	(451)
Property and equipment leased, net	$1,604

Our net investment in direct financing leases is as follows (in millions):

As of
September 30, 2019
Future rents to be received:
Future minimum lease receipts	$50
Contingent rents (a)	21
Estimated unguaranteed residual value	15
Unearned income	(28)
58
Current portion included within accounts receivables	(11)
Net investment in property leased to franchisees	$47

(a)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
Property revenues are comprised primarily of lease income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease income - operating leases
Minimum lease payments	$112	$335
Variable lease payments	100	281
Amortization of favorable and unfavorable income lease contracts, net	1	5
Subtotal - lease income from operating leases	213	621
Earned income on direct financing leases	2	7
Total property revenues	$215	$628

Partnership as Lessee
Lease cost and other information associated with these lease commitments is as follows (in millions):
Lease Cost (Income)

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$52	$158
Operating lease variable lease cost	51	151
Finance lease cost:
Amortization of right-of-use assets	7	20
Interest on lease liabilities	5	16
Sublease income	(164)	(483)
Total lease cost (income)	$(49)	$(138)
Lease Term and Discount Rate as of September 30, 2019

Weighted-average remaining lease term (in years):
Operating leases	11.0 years
Finance leases	11.1 years
Weighted-average discount rate:
Operating leases	6.4%
Finance leases	7.5%
Other Information for the nine months ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145
Operating cash flows from finance leases	$16
Financing cash flows from finance leases	$20
Right-of-use assets obtained in exchange for new finance lease obligations	$5
Right-of-use assets obtained in exchange for new operating lease obligations	$106

Maturity Analysis
As of September 30, 2019, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Finance Leases	Operating Leases
Remainder of 2019	$3	$106	$12	$49
2020	10	406	46	190
2021	7	383	44	178
2022	5	360	42	166
2023	5	337	39	151
Thereafter	20	1,899	270	961
Total minimum receipts / payments	$50	$3,491	453	1,695
Less amount representing interest (b)			(147)	(518)
Present value of minimum lease payments			306	1,177
Current portion of lease obligations			(27)	(122)
Long-term portion of lease obligations			$279	$1,055

(a)	Minimum lease commitments have not been reduced by minimum sublease rentals of $2,298 million due in the future under non-cancelable subleases.

(b)	Calculated using the interest rate for each lease.

As of December 31, 2018, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing Leases	Operating Leases	Finance Leases	Operating Leases
2019	$14	$416	$38	$183
2020	10	388	36	172
2021	7	360	34	158
2022	5	331	33	145
2023	5	306	30	130
Thereafter	19	1,704	201	831
Total minimum receipts / payments	$60	$3,505	372	$1,619
Less amount representing interest			(125)
Present value of minimum finance lease payments			247
Current portion of finance lease obligation			(21)
Long-term portion of finance lease obligation			$226

(a)	Minimum lease commitments have not been reduced by minimum sublease rentals of $2,290 million due in the future under non-cancelable subleases.
Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2018 and September 30, 2019 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2018	$62	$405	$19	$486
Revenue recognized that was included in the contract liability balance at the beginning of the year	(7)	(30)	(1)	(38)
Increase, excluding amounts recognized as revenue during the period	6	55	6	67
Impact of foreign currency translation	1	(9)	—	(8)
Balance at September 30, 2019	$62	$421	$24	$507

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2019	$2	$9	$—	$11
2020	8	32	2	42
2021	7	31	2	40
2022	7	31	2	40
2023	6	30	1	37
Thereafter	32	288	17	337
Total	$62	$421	$24	$507

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$624	$609	$1,735	$1,743
Royalties	602	557	1,706	1,611
Property revenues	215	192	628	560
Franchise fees and other revenue	17	17	55	58
Total revenues	$1,458	$1,375	$4,124	$3,972

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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$201	$134	$478	$449
Net income allocated to Partnership exchangeable unitholders	150	116	376	393
Net income attributable to common unitholders	$351	$250	$854	$842

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202	202
Weighted average Partnership exchangeable units	197	218	204	218

Earnings per unit - basic and diluted:
Class A common units (a)	$1.00	$0.66	$2.37	$2.22
Partnership exchangeable units (a)	$0.76	$0.53	$1.85	$1.81

(a) Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$709	$(214)	$495	$705	$(194)	$511
Favorable leases (a)	129	(64)	65	407	(200)	207
Subtotal	838	(278)	560	1,112	(394)	718
Indefinite lived intangible assets:
Tim Hortons brand	$6,425	$—	$6,425	$6,259	$—	$6,259
Burger King brand	2,099	—	2,099	2,131	—	2,131
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	9,879	—	9,879	9,745	—	9,745
Intangible assets, net			$10,439			$10,463

Goodwill
Tim Hortons segment	$4,140			$4,038
Burger King segment	593			602
Popeyes segment	846			846
Total	$5,579			$5,486

(a)
The decrease in favorable leases reflects the reclassification of favorable leases where we are the lessee to operating lease right-of-use assets in connection with our transition to ASC 842. See Note 4, Leases.

Amortization expense on intangible assets totaled $12 million for the three months ended September 30, 2019 and $17 million for the same period in the prior year. Amortization expense on intangible assets totaled $33 million for the nine months ended September 30, 2019 and $53 million for the same period in the prior year. The change in the brands and goodwill balances during the nine months ended September 30, 2019 was due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $274 million and $259 million as of September 30, 2019 and December 31, 2018, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets. TH and BK both have equity method investments. PLK does not have any equity method investments.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million during the three months ended September 30, 2019 and 2018. Distributions received from this joint venture were $10 million and $9 million during the nine months ended September 30, 2019 and 2018, respectively.
The aggregate market value of our 15.4% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on September 30, 2019 was approximately $78 million. The aggregate market value of our 9.9% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on September 30, 2019 was approximately $111 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from affiliates:
Royalties	$89	$76	$254	$218
Property revenues	8	8	25	26
Franchise fees and other revenue	1	3	7	7
Total	$98	$87	$286	$251

We recognized $5 million of rent expense associated with the TIMWEN Partnership during the three months ended September 30, 2019 and 2018. We recognized $14 million and $15 million of rent expense associated with the TIMWEN Partnership during the nine months ended September 30, 2019 and 2018, respectively.
At September 30, 2019 and December 31, 2018, we had $34 million and $41 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. During the three and nine months ended September 30, 2019, we recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $11 million related to the merger of one of our equity method investments. During the nine months ended September 30, 2018, we recorded an increase to the carrying value of our equity method investment balance and a non-cash dilution gain of $20 million on the initial public offering by one of our equity method investees.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2019	December 31, 2018
Current:
Dividend payable	$232	$207
Interest payable	91	87
Accrued compensation and benefits	52	69
Taxes payable	153	113
Deferred income	35	27
Accrued advertising expenses	27	30
Restructuring and other provisions	6	11
Current portion of operating lease liabilities (a)	122	—
Other	79	93
Other accrued liabilities	$797	$637
Noncurrent:
Taxes payable	$585	$493
Contract liabilities	507	486
Unfavorable leases (b)	107	192
Derivatives liabilities	267	179
Accrued pension	62	64
Accrued lease straight-lining liability (b)	—	69
Deferred income	26	22
Other	44	42
Other liabilities, net	$1,598	$1,547

(a)	Represents the current portion of operating lease liabilities recognized in connection with our transition to ASC 842. See Note 4, Leases.

(b)
The decreases in unfavorable leases and accrued lease straight-lining liability reflect the reclassification of unfavorable leases and lease straight-lining liability where we are the lessee in the underlying operating lease to the right-of-use assets recorded for the underlying lease in connection with our transition to ASC 842. See Note 4, Leases.

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	September 30, 2019	December 31, 2018
Term Loan B (due February 17, 2024)	$6,070	$6,338
2015 4.625% Senior Notes (due January 15, 2022)	1,250	1,250
2017 4.25% Senior Notes (due May 15, 2024)	1,500	1,500
2019 3.875% Senior Notes (due January 15, 2028)	750	—
2017 5.00% Senior Notes (due October 15, 2025)	2,800	2,800
Other (a)	79	150
Less: unamortized deferred financing costs and deferred issue discount	(132)	(145)
Total debt, net	12,317	11,893
Less: current maturities of debt (b)	(749)	(70)
Total long-term debt	$11,568	$11,823

(a)
The decrease in Other reflects the de-recognition of obligations associated with build-to-suit leases recorded under the Previous Standard. Liabilities associated with build-to-suit leases were remeasured and recorded as finance lease liabilities in conjunction with our transition to ASC 842.

(b)
As of September 30, 2019, current maturities of debt includes $750 million of the total outstanding principal balance of the 2015 4.625% Senior Notes (defined below), net of related unamortized deferred financing costs, which is equal to the proceeds received from the issuance of the 2019 3.875% Senior Notes (defined below) that were used to redeem the 2015 4.625% Senior Notes on October 7, 2019.

Credit Facilities
On September 6, 2019, two of our subsidiaries (the "Borrowers") entered into a fourth incremental facility amendment (the "Fourth Incremental Amendment") to the credit agreement governing our senior secured term loan facilities (the "Term Loan Facilities") and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Facilities"). Under the Fourth Incremental Amendment, (i) we obtained a new term loan in the aggregate principal amount of $750 million (the "Term Loan A"), that was funded on October 7, 2019, with a maturity date of October 7, 2024 (subject to earlier maturity in specified circumstances), (ii) the interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid, (iii) the aggregate principal amount of the commitments under our Revolving Credit Facility was increased to $1,000 million effective October 7, 2019, (iv) the maturity date of the Revolving Credit Facility was extended from October 13, 2022 to October 7, 2024 (subject to earlier maturity in specified circumstances), and (v) the commitment fee on the unused portion of the Revolving Credit Facility was decreased from 0.25% to 0.15%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $5 million until October 7, 2022 and thereafter in quarterly installments equal to $9 million until maturity, with the balance payable at maturity. The Term Loan A will require compliance with the first lien leverage ratio. Except as described herein, the Fourth Incremental Amendment did not materially change the terms of the Credit Facilities.
Prior to obtaining the Term Loan A, our Credit Facilities included only one senior secured term loan facility (the "Term Loan B" and together with the Term Loan A, the "Term Loan Facilities"). During the quarter ended September 30, 2019, we prepaid $235 million principal amount of our Term Loan B and, in connection with this prepayment, we recorded a loss on early extinguishment of debt of $4 million that primarily reflects the write-off of related unamortized debt issuance costs and discounts.
As of September 30, 2019, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt, make distributions to RBI for RBI to repurchase its common shares, repurchase Partnership exchangeable units, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. Under the Fourth Incremental Amendment, the interest rate applicable to amounts drawn under each letter of credit decreased from a range of 1.25% to 2.00% to a range of 0.75% to 1.50%, depending on our first lien leverage ratio. As of September 30, 2019, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $498 million. As of October 7, 2019, our borrowing availability was $998 million under our Revolving Credit Facility.
2019 Senior Notes
On September 24, 2019, the Borrowers entered into an indenture (the "2019 3.875% Senior Notes Indenture") in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the "2019 3.875% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. On October 7, 2019, the net proceeds from the offering of the 2019 3.875% Senior Notes and a portion of the net proceeds from the Term Loan A were used to redeem the entire outstanding principal balance of $1,250 million of 4.625% first lien secured notes due January 15, 2022 (the "2015 4.625% Senior Notes") and to pay related fees and expenses. In connection with the issuance of the 2019 3.875% Senior Notes, we capitalized approximately $10 million in debt issuance costs.
Obligations under the 2019 3.875% Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrowers' Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Worldwide, Inc., Popeyes Louisiana Kitchen, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the "Note Guarantors"). The 2019 3.875% Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 2019 3.875% Senior Notes may be redeemed in whole or in part, on or after September 15, 2022 at the redemption prices set forth in the 2019 3.875% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2019 3.875% Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million (increased from C$100 million during the three months ended June 30, 2019) with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of September 30, 2019, we had outstanding C$100 million under the TH Facility with a weighted average interest rate of 3.36%.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	September 30, 2019	December 31, 2018
Fair value of our variable term debt and senior notes	$12,557	$11,237
Principal carrying amount of our variable term debt and senior notes	12,370	11,888

Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Debt (a)	$130	$125	$382	$375
Finance lease obligations	5	6	16	18
Amortization of deferred financing costs and debt issuance discount	7	8	22	22
Interest income	(5)	(4)	(14)	(10)
Interest expense, net	$137	$135	$406	$405

(a)
Amount includes $16 million and $15 million benefit during the three months ended September 30, 2019 and 2018, respectively, and $53 million and $39 million benefit during the nine months ended September 30, 2019 and 2018, respectively, related to the amortization of the Excluded Component as defined in Note 13, Derivatives.

Note 11. Income Taxes
Our effective tax rate was 18.3% and 21.4% for the three and nine months ended September 30, 2019. The effective tax rate during these periods reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and stock option exercises. Additionally, the effective tax rate during the nine months ended September 30, 2019 reflects a $37 million increase in the provision for unrecognized tax benefits related to a prior restructuring transaction that is not applicable to ongoing operations which increased the effective tax rate by 3.4% during this period. Benefits from stock option exercises reduced the effective tax rate by 1.2% and 2.9% for the three and nine months ended September 30, 2019, respectively.
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
Note 12. Equity
During the nine months ended September 30, 2019, Partnership exchanged 41,993,769 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares were accounted for as capital contributions by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partners’ capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partners’ capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership, if any, and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$454	$(27)	$(1,864)	$(1,437)
Foreign currency translation adjustment	—	—	185	185
Net change in fair value of derivatives, net of tax	(89)	—	—	(89)
Amounts reclassified to earnings of cash flow hedges, net of tax	7	—	—	7
Balances at September 30, 2019	$372	$(27)	$(1,679)	$(1,334)

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
Interest Rate Swaps
At September 30, 2019, we had outstanding a series of receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities beginning March 29, 2018 through the expiration of the final swap on February 17, 2024, with each swap resetting each March. Additionally, at September 30, 2019, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of September 30, 2019 that we expect to be reclassified into interest expense within the next 12 months is $12 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2019, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2019, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At September 30, 2019, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at September 30, 2019, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At September 30, 2019, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $132 million with maturities to November 2020. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(35)	$22	$(156)	$46
Forward-currency contracts	$1	$(5)	$(3)	$8
Derivatives designated as net investment hedges
Cross-currency rate swaps	$180	$(83)	$25	$71

(1)	We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(7)	$(5)	$(14)	$(16)
Forward-currency contracts	Cost of sales	$—	$(2)	$4	$1

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$16	$15	$53	$39

	Fair Value as of
	September 30, 2019	December 31, 2018	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$1	$7	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	39	58	Other assets, net
Total assets at fair value	$40	$65

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$223	$72	Other liabilities, net
Derivatives designated as net investment hedges
Foreign currency	44	107	Other liabilities, net
Total liabilities at fair value	$267	$179

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$6	$7	$(1)	$17
Litigation settlements (gains) and reserves, net	1	5	1	(1)
Net losses (gains) on foreign exchange	(35)	(3)	(38)	(19)
Other, net	(2)	17	(6)	12
Other operating expenses (income), net	$(30)	$26	$(44)	$9

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
Other, net during the three and nine months ended September 30, 2018 is comprised primarily of an expense in connection with the settlement of certain provisions associated with the 2017 redemption of RBI's preferred shares as a result of changes in Treasury regulations.

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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues by operating segment:
TH	$881	$854	$2,472	$2,440
BK	457	416	1,315	1,224
PLK	120	105	337	308
Total revenues	$1,458	$1,375	$4,124	$3,972

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues by country (a):
Canada	$805	$776	$2,245	$2,214
United States	489	448	1,412	1,319
Other	164	151	467	439
Total revenues	$1,458	$1,375	$4,124	$3,972

(a)	Only Canada and the United States represented 10% or more of our total revenues in each period presented.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment income:
TH	$301	$299	$825	$830
BK	254	231	728	681
PLK	47	41	129	120
Adjusted EBITDA	602	571	1,682	1,631
Share-based compensation and non-cash incentive compensation expense	18	13	62	44
PLK Transaction costs	—	—	—	10
Corporate restructuring and tax advisory fees	5	5	22	19
Office centralization and relocation costs	—	4	6	16
Impact of equity method investments (a)	(9)	—	1	(6)
Other operating expenses (income), net	(30)	26	(44)	9
EBITDA	618	523	1,635	1,539
Depreciation and amortization	47	45	139	138
Income from operations	571	478	1,496	1,401
Interest expense, net	137	135	406	405
Loss on early extinguishment of debt	4	—	4	—
Income tax expense	79	93	232	153
Net income	$351	$250	$854	$843

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 17. Supplemental Financial Information
On February 17, 2017, 1011778 B.C. Unlimited Liability Company (the “Parent Issuer”) and New Red Finance Inc. (the “Co-Issuer” and together with the Parent Issuer, the “Issuers”) entered into an amended credit agreement, as amended from time to time, that provides for obligations under the Credit Facilities. On September 24, 2019, the Issuers entered into the 2019 3.875% Senior Notes Indenture with respect to the 2019 3.875% Senior Notes. On August 28, 2017, the Issuers entered into the 2017 5.00% Senior Notes Indenture with respect to the 2017 5.00% Senior Notes. On May 17, 2017, the Issuers entered into the 2017 4.25% Senior Notes Indenture with respect to the 2017 4.25% Senior Notes. On May 22, 2015, the Issuers entered into the 2015 4.625% Senior Notes Indenture with respect to the 2015 4.625% Senior Notes.
The agreement governing our Credit Facilities, the 2019 3.875% Senior Notes Indenture, the 2017 5.00% Senior Notes Indenture, the 2017 4.25% Senior Notes Indenture and the 2015 4.625% Senior Notes Indenture allow the financial reporting obligation of the Parent Issuer to be satisfied through the reporting of Partnership’s consolidated financial information, provided that the consolidated financial information of the Parent Issuer and its restricted subsidiaries is presented on a standalone basis.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of September 30, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,699	$—	$—	$1,699
Accounts and notes receivable, net	472	—	—	472
Inventories, net	83	—	—	83
Prepaids and other current assets	86	—	—	86
Total current assets	2,340	—	—	2,340
Property and equipment, net	1,981	—	—	1,981
Operating lease assets, net	1,147	—	—	1,147
Intangible assets, net	10,439	—	—	10,439
Goodwill	5,579	—	—	5,579
Net investment in property leased to franchisees	47	—	—	47
Intercompany receivable	—	232	(232)	—
Investment in subsidiaries	—	4,063	(4,063)	—
Other assets, net	716	—	—	716
Total assets	$22,249	$4,295	$(4,295)	$22,249
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$510	$—	$—	$510
Other accrued liabilities	565	232	—	797
Gift card liability	94	—	—	94
Current portion of long term debt and finance leases	776	—	—	776
Total current liabilities	1,945	232	—	2,177
Term debt, net of current portion	11,568	—	—	11,568
Finance leases, net of current portion	279	—	—	279
Operating lease liabilities, net of current portion	1,055	—	—	1,055
Other liabilities, net	1,598	—	—	1,598
Payables to affiliates	232	—	(232)	—
Deferred income taxes, net	1,509	—	—	1,509
Total liabilities	18,186	232	(232)	18,186
Partners’ capital:
Class A common units	—	7,753	—	7,753
Partnership exchangeable units	—	(2,358)	—	(2,358)
Common shares	3,233	—	(3,233)	—
Retained Earnings	2,162	—	(2,162)	—
Accumulated other comprehensive income (loss)	(1,334)	(1,334)	1,334	(1,334)
Total Partners' capital/shareholders' equity	4,061	4,061	(4,061)	4,061
Noncontrolling interests	2	2	(2)	2
Total equity	4,063	4,063	(4,063)	4,063
Total liabilities and equity	$22,249	$4,295	$(4,295)	$22,249

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended September 30, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$624	$—	$—	$624
Franchise and property revenues	834	—	—	834
Total revenues	1,458	—	—	1,458
Operating costs and expenses:
Cost of sales	475	—	—	475
Franchise and property expenses	133	—	—	133
Selling, general and administrative expenses	320	—	—	320
(Income) loss from equity method investments	(11)	—	—	(11)
Other operating expenses (income), net	(30)	—	—	(30)
Total operating costs and expenses	887	—	—	887
Income from operations	571	—	—	571
Interest expense, net	137	—	—	137
Loss on early extinguishment of debt	4	—	—	4
Income before income taxes	430	—	—	430
Income tax expense	79	—	—	79
Net income	351	—	—	351
Equity in earnings of consolidated subsidiaries	—	351	(351)	—
Net income (loss)	351	351	(351)	351
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$351	$351	$(351)	$351
Comprehensive income (loss)	$301	$301	$(301)	$301

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Nine Months Ended September 30, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,735	$—	$—	$1,735
Franchise and property revenues	2,389	—	—	2,389
Total revenues	4,124	—	—	4,124
Operating costs and expenses:
Cost of sales	1,334	—	—	1,334
Franchise and property expenses	401	—	—	401
Selling, general and administrative expenses	948	—	—	948
(Income) loss from equity method investments	(11)	—	—	(11)
Other operating expenses (income), net	(44)	—	—	(44)
Total operating costs and expenses	2,628	—	—	2,628
Income from operations	1,496	—	—	1,496
Interest expense, net	406	—	—	406
Loss on early extinguishment of debt	4	—	—	4
Income before income taxes	1,086	—	—	1,086
Income tax expense	232	—	—	232
Net income	854	—	—	854
Equity in earnings of consolidated subsidiaries	—	854	(854)	—
Net income (loss)	854	854	(854)	854
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$854	$854	$(854)	$854
Comprehensive income (loss)	$957	$957	$(957)	$957

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended September 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$609	$—	$—	$609
Franchise and property revenues	766	—	—	766
Total revenues	1,375	—	—	1,375
Operating costs and expenses:
Cost of sales	470	—	—	470
Franchise and property expenses	107	—	—	107
Selling, general and administrative expenses	298	—	—	298
(Income) loss from equity method investments	(4)	—	—	(4)
Other operating expenses (income), net	26	—	—	26
Total operating costs and expenses	897	—	—	897
Income from operations	478	—	—	478
Interest expense, net	135	—	—	135
Income before income taxes	343	—	—	343
Income tax expense	93	—	—	93
Net income	250	—	—	250
Equity in earnings of consolidated subsidiaries	—	250	(250)	—
Net income (loss)	250	250	(250)	250
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$250	$250	$(250)	$250
Comprehensive income (loss)	$346	$346	$(346)	$346

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Nine Months Ended September 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,743	$—	$—	$1,743
Franchise and property revenues	2,229	—	—	2,229
Total revenues	3,972	—	—	3,972
Operating costs and expenses:
Cost of sales	1,348	—	—	1,348
Franchise and property expenses	314	—	—	314
Selling, general and administrative expenses	917	—	—	917
(Income) loss from equity method investments	(17)	—	—	(17)
Other operating expenses (income), net	9	—	—	9
Total operating costs and expenses	2,571	—	—	2,571
Income from operations	1,401	—	—	1,401
Interest expense, net	405	—	—	405
Income before income taxes	996	—	—	996
Income tax expense	153	—	—	153
Net income	843	—	—	843
Equity in earnings of consolidated subsidiaries	—	843	(843)	—
Net income (loss)	843	843	(843)	843
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$842	$842	$(842)	$842
Comprehensive income (loss)	$617	$617	$(617)	$617

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Nine months ended September 30, 2019

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$854	$854	$(854)	$854
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(854)	854	—
Depreciation and amortization	139	—	—	139
Non-cash loss on early extinguishment of debt	4	—	—	4
Amortization of deferred financing costs and debt issuance discount	22	—	—	22
(Income) loss from equity method investments	(11)	—	—	(11)
(Gain) loss on remeasurement of foreign denominated transactions	(38)	—	—	(38)
Net (gains) losses on derivatives	(43)	—	—	(43)
Share-based compensation expense	56	—	—	56
Deferred income taxes	(16)	—	—	(16)
Other	1	—	—	1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(7)	—	—	(7)
Inventories and prepaids and other current assets	(34)	—	—	(34)
Accounts and drafts payable	(15)	—	—	(15)
Other accrued liabilities and gift card liability	(85)	—	—	(85)
Tenant inducements paid to franchisees	(13)	—	—	(13)
Other long-term assets and liabilities	64	—	—	64
Net cash provided by (used for) operating activities	878	—	—	878
Cash flows from investing activities:
Payments for property and equipment	(32)	—	—	(32)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	22	—	—	22
Settlement/sale of derivatives, net	17	—	—	17
Net cash provided by (used for) investing activities	7	—	—	7
Cash flows from financing activities:
Proceeds from issuance of long-term debt	750	—	—	750
Repayments of long-term debt and finance leases	(290)	—	—	(290)
Payment of financing costs	(13)	—	—	(13)
Distributions on Class A common and Partnership exchangeable units	—	(669)	—	(669)
Capital contribution from RBI Inc.	99	—	—	99
Distributions from subsidiaries	(669)	669	—	—
Proceeds from derivatives	17	—	—	17
Net cash provided by (used for) financing activities	(106)	—	—	(106)
Effect of exchange rates on cash and cash equivalents	7	—	—	7
Increase (decrease) in cash and cash equivalents	786	—	—	786
Cash and cash equivalents at beginning of period	913	—	—	913
Cash and cash equivalents at end of period	$1,699	$—	$—	$1,699

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Nine Months Ended September 30, 2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$843	$843	$(843)	$843
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(843)	843	—
Depreciation and amortization	138	—	—	138
Amortization of deferred financing costs and debt issuance discount	22	—	—	22
(Income) loss from equity method investments	(17)	—	—	(17)
(Gain) loss on remeasurement of foreign denominated transactions	(19)	—	—	(19)
Net (gains) losses on derivatives	(24)	—	—	(24)
Share-based compensation expense	39	—	—	39
Deferred income taxes	6	—	—	6
Other	11	—	—	11
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(1)	—	—	(1)
Inventories and prepaids and other current assets	(16)	—	—	(16)
Accounts and drafts payable	(24)	—	—	(24)
Other accrued liabilities and gift card liability	(284)	—	—	(284)
Tenant inducements paid to franchisees	(25)	—	—	(25)
Other long-term assets and liabilities	(6)	—	—	(6)
Net cash provided by (used for) operating activities	643	—	—	643
Cash flows from investing activities:
Payments for property and equipment	(53)	—	—	(53)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	2	—	—	2
Settlement/sale of derivatives, net	11	—	—	11
Other investing activities, net	12	—	—	12
Net cash provided by (used for) investing activities	(28)	—	—	(28)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(66)	—	—	(66)
Distributions on Class A common and Partnership exchangeable units	—	(517)	—	(517)
Distributions to RBI for payments in connections with redemption of preferred shares	—	(60)	—	(60)
Capital contribution from RBI Inc.	53	—	—	53
Distributions from subsidiaries	(577)	577	—	—
Other financing activities, net	1	—	—	1
Net cash (used for) provided by financing activities	(589)	—	—	(589)
Effect of exchange rates on cash and cash equivalents	(10)	—	—	(10)
Increase (decrease) in cash and cash equivalents	16	—	—	16
Cash and cash equivalents at beginning of period	1,097	—	—	1,097
Cash and cash equivalents at end of period	$1,113	$—	$—	$1,113

Note 18. Subsequent Events
Cash Distributions/Dividends
On October 3, 2019, RBI paid a cash dividend of $0.50 per RBI common share to common shareholders of record on September 17, 2019. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per exchangeable unit to holders of record on September 17, 2019.
The RBI board of directors has declared a cash dividend of $0.50 per RBI common share, which will be paid on January 3, 2020 to RBI common shareholders of record on December 17, 2019. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
Term Loan A Proceeds and Redemption of Senior Notes
As disclosed in Note 10, Long-Term Debt, the net proceeds from the Term Loan A were obtained on October 7, 2019. The net proceeds from the offering of the 2019 3.875% Senior Notes and a portion of the net proceeds from the Term Loan A were used to redeem the entire outstanding principal balance of the 2015 4.625% Senior Notes on October 7, 2019 and to pay related fees and expenses. Additionally, the aggregate principal amount of the commitments under our Revolving Credit Facility was increased to $1,000 million effective October 7, 2019.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with more than $33 billion in system-wide sales and over 26,000 restaurants in more than 100 countries and U.S. territories as of September 30, 2019. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups, and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken, and other specialty sandwiches, french fries, soft drinks, and other affordably-priced food items. Popeyes restaurants are quick service restaurants featuring a unique “Louisiana” style menu that includes fried chicken, chicken tenders, fried shrimp, and other seafood, red beans and rice, and other regional items.
We have three operating and reportable segments: (1) Tim Hortons (“TH”); (2) Burger King (“BK”); and (3) Popeyes Louisiana Kitchen (“PLK”). Our business generates revenue from the following sources: (i) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing, and distribution, as well as sales to retailers.

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

The most significant effects of this transition that affect comparability of our results of operations between 2019 and 2018 include the following:

•
Beginning on January 1, 2019, we record lease income and lease cost on a gross basis for lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease. Although there was no net impact to our consolidated statement of operations from this change, the presentation resulted in total increases to both franchise and property revenues and franchise and property expenses of $32 million ($22 million related to our TH segment and $10 million related to our BK segment ) during the three months ended September 30, 2019 and $99 million ($65 million related to our TH segment, $33 million related to our BK segment and $1 million related to our PLK segment) during the nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, respectively, when such amounts were recorded on a net basis.

•
As described in Note 4, Leases, to the accompanying unaudited condensed consolidated financial statements, the transition provisions of ASC 842 required the reclassification of favorable lease assets and unfavorable lease liabilities where we are the lessee in the underlying lease to the right-of-use (“ROU”) asset recorded for the underlying lease. As a result of this reclassification, the amortization period for certain favorable lease assets and unfavorable lease liabilities was reduced, resulting in $1 million and $5 million net increases in non-cash amortization expense during the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, respectively. Favorable lease assets and unfavorable lease liabilities associated with leases where we are the lessor were not impacted by our transition to ASC 842.

Please refer to Note 4, Leases, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of this change in accounting principle.

PLK Transaction Costs
On March 27, 2017, we completed the acquisition of Popeyes Louisiana Kitchen, Inc. (the "Popeyes Acquisition"). In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $10 million during the nine months ended September 30, 2018 consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations. We did not incur any PLK Transaction costs during the three and nine months ended September 30, 2019.
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
We recorded $5 million of costs during each of the three months ended September 30, 2019 and 2018 and $22 million and $19 million of costs during the nine months ended September 30, 2019 and 2018, respectively, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations, arising primarily from professional advisory and consulting services associated with corporate restructuring initiatives related to the interpretation and implementation of the Tax Act (“Corporate restructuring and tax advisory fees”). We expect to continue to incur and separately disclose Corporate restructuring and tax advisory fees related to the Tax Act in 2019.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses ("Office centralization and relocation costs") totaling $4 million during the three months ended September 30, 2018 and $6 million and $16 million during the nine months ended September 30, 2019 and 2018, respectively, consisting primarily of moving costs and relocation-driven compensation expenses, which are classified as selling, general and administrative expenses in our condensed consolidated statements of operations. We did not incur any Office centralization and relocation costs during the three months ended September 30, 2019 and do not expect to separately disclose additional Office centralization and relocation costs.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)			2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$624	$609	$15	$(5)	$20	$1,735	$1,743	$(8)	$(44)	$36
Franchise and property revenues	834	766	68	(8)	76	2,389	2,229	160	(49)	209
Total revenues	1,458	1,375	83	(13)	96	4,124	3,972	152	(93)	245
Operating costs and expenses:
Cost of sales	475	470	(5)	4	(9)	1,334	1,348	14	34	(20)
Franchise and property expenses	133	107	(26)	1	(27)	401	314	(87)	7	(94)
Selling, general and administrative expenses	320	298	(22)	2	(24)	948	917	(31)	11	(42)
(Income) loss from equity method investments	(11)	(4)	7	—	7	(11)	(17)	(6)	(3)	(3)
Other operating expenses (income), net	(30)	26	56	—	56	(44)	9	53	(2)	55
Total operating costs and expenses	887	897	10	7	3	2,628	2,571	(57)	47	(104)
Income from operations	571	478	93	(6)	99	1,496	1,401	95	(46)	141
Interest expense, net	137	135	(2)	—	(2)	406	405	(1)	—	(1)
Loss on early extinguishment of debt	4	—	(4)	—	(4)	4	—	(4)	—	(4)
Income before income taxes	430	343	87	(6)	93	1,086	996	90	(46)	136
Income tax expense	79	93	14	9	5	232	153	(79)	11	(90)
Net income	$351	$250	$101	$3	$98	$854	$843	$11	$(35)	$46

(a)
We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)			2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$584	$571	$13	$(5)	$18	$1,618	$1,627	$(9)	$(44)	$35
Franchise and property revenues	297	283	14	(3)	17	854	813	41	(22)	63
Total revenues	881	854	27	(8)	35	2,472	2,440	32	(66)	98
Cost of sales	441	437	(4)	4	(8)	1,233	1,250	17	34	(17)
Franchise and property expenses	91	72	(19)	1	(20)	268	210	(58)	6	(64)
Segment SG&A	77	76	(1)	—	(1)	236	238	2	6	(4)
Segment depreciation and amortization (b)	28	26	(2)	—	(2)	80	78	(2)	2	(4)
Segment income (c)	301	299	2	(2)	4	825	830	(5)	(22)	17

(b)	Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)
TH segment income includes $3 million and $4 million of cash distributions received from equity method investments for the three months ended September 30, 2019 and 2018, respectively. TH segment income includes $11 million and $10 million of cash distributions received from equity method investments for the nine months ended September 30, 2019 and 2018, respectively.

BK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)			2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$19	$18	$1	$—	$1	$57	$56	$1	$—	$1
Franchise and property revenues	438	398	40	(5)	45	1,258	1,168	90	(26)	116
Total revenues	457	416	41	(5)	46	1,315	1,224	91	(26)	117
Cost of sales	18	17	(1)	—	(1)	53	50	(3)	—	(3)
Franchise and property expenses	39	33	(6)	—	(6)	124	97	(27)	1	(28)
Segment SG&A	159	147	(12)	—	(12)	449	433	(16)	2	(18)
Segment depreciation and amortization (b)	12	12	—	—	—	37	36	(1)	—	(1)
Segment income (d)	254	231	23	(4)	27	728	681	47	(23)	70

(d)
No cash distributions were received from equity method investments for the three months ended September 30, 2019 and 2018. BK segment income includes $2 million and $1 million of cash distributions received from equity method investments for the nine months ended September 30, 2019 and 2018, respectively.

PLK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2019	2018	Favorable / (Unfavorable)			2019	2018	Favorable / (Unfavorable)
Revenues:
Sales	$21	$20	$1	$—	$1	$60	$60	$—	$—	$—
Franchise and property revenues	99	85	14	—	14	277	248	29	(1)	30
Total revenues	120	105	15	—	15	337	308	29	(1)	30
Cost of sales	16	16	—	—	—	48	48	—	—	—
Franchise and property expenses	3	2	(1)	—	(1)	9	7	(2)	—	(2)
Segment SG&A	56	48	(8)	—	(8)	159	141	(18)	—	(18)
Segment depreciation and amortization (b)	2	3	1	—	1	8	8	—	—	—
Segment income	47	41	6	—	6	129	120	9	(1)	10

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics	2019	2018	2019	2018
System-wide sales growth
TH	(0.1)%	2.8%	0.6%	2.4%
BK	10.7%	7.8%	9.6%	9.1%
PLK	15.6%	7.9%	10.5%	9.8%
Consolidated	8.9%	6.7%	7.8%	7.7%
System-wide sales
TH	$1,774	$1,793	$5,037	$5,143
BK	$6,010	$5,544	$17,016	$16,096
PLK	$1,103	$956	$3,070	$2,797
Consolidated	$8,887	$8,293	$25,123	$24,036
Comparable sales
TH	(1.4)%	0.6%	(0.5)%	0.1%
BK	4.8%	1.0%	3.6%	2.1%
PLK	9.7%	0.5%	4.5%	2.1%

			As of September 30,
			2019	2018
Net restaurant growth
TH			1.7%	2.7%
BK			5.8%	6.1%
PLK			5.6%	7.6%
Consolidated			5.0%	5.6%
Restaurant count
TH			4,887	4,805
BK			18,232	17,239
PLK			3,192	3,022
Consolidated			26,311	25,066
Comparable Sales
TH comparable sales were (1.4)% during the three months ended September 30, 2019, including Canada comparable sales of (1.2)%. TH comparable sales were (0.5)% during the nine months ended September 30, 2019, including Canada comparable sales of (0.3)%.
BK comparable sales were 4.8% during the three months ended September 30, 2019, including U.S. comparable sales of 5.0%. BK comparable sales were 3.6% during the nine months ended September 30, 2019, including U.S. comparable sales of 2.0%.
PLK comparable sales were 9.7% during the three months ended September 30, 2019, including U.S. comparable sales of 10.2%. PLK comparable sales were 4.5% during the nine months ended September 30, 2019, including U.S. comparable sales of 4.6%.

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
During the three months ended September 30, 2019, the increase in sales was driven primarily by an increase of $18 million in our TH segment, partially offset by an unfavorable FX Impact of $5 million. The increase in our TH segment was driven by a $12 million increase in supply chain sales and a $6 million increase in Company restaurant revenue.
During the nine months ended September 30, 2019, the decrease in sales was driven by an unfavorable FX Impact of $44 million, partially offset by an increase of $35 million in our TH segment driven primarily by an increase in supply chain sales.
During the three months ended September 30, 2019, the increase in cost of sales was driven primarily by an increase of $8 million in our TH segment, partially offset by a $4 million favorable FX Impact. The increase in our TH segment was driven primarily by an increase of $6 million in Company restaurant cost of sales and an increase in supply chain cost of sales.
During the nine months ended September 30, 2019, the decrease in cost of sales was driven primarily by a $34 million favorable FX Impact, partially offset by an increase of $17 million in our TH segment and an increase of $3 million in our BK segment. The increase in our TH segment was driven primarily by an increase in supply chain cost of sales due to the increase in supply chain sales.
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
During the three months ended September 30, 2019, the increase in franchise and property revenues was driven by an increase of $45 million in our BK segment, an increase of $17 million in our TH segment, and an increase of $14 million in our PLK segment, partially offset by an $8 million unfavorable FX Impact. The increases in our BK and PLK segments were primarily driven by increases in royalties as a result of system-wide sales growth.
During the nine months ended September 30, 2019, the increase in franchise and property revenues was driven by an increase of $116 million in our BK segment, an increase of $63 million in our TH segment, and an increase of $30 million in our PLK segment, partially offset by a $49 million unfavorable FX Impact. The increases in our BK and PLK segments were primarily driven by increases in royalties as a result of system-wide sales growth.
Additionally, the increase in franchise and property revenues in all of our segments during the three and nine months ended September 30, 2019 reflected the gross recognition of property income from lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease as a result of the application of ASC 842 beginning January 1, 2019.
During the three months ended September 30, 2019, the increase in franchise and property expenses was driven by an increase of $20 million in our TH segment and an increase of $6 million in our BK segment. During the nine months ended September 30, 2019, the increase in franchise and property expenses was driven by an increase of $64 million in our TH segment, an increase of $28 million in our BK segment, and an increase of $2 million in our PLK segment, partially offset by a $7 million favorable FX Impact. The increase in all of our segments during the three and nine months ended September 30, 2019 was driven by the gross recognition of property expense for costs such as property taxes and maintenance paid by us and reimbursed by lessees when we are the lessor in the lease as a result of the application of ASC 842 beginning January 1, 2019.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2019	2018	Favorable / (Unfavorable)		2019	2018	Favorable / (Unfavorable)
Segment SG&A:
TH	$77	$76	$(1)	(1.3)%	$236	$238	$2	0.8%
BK	159	147	(12)	(8.2)%	449	433	(16)	(3.7)%
PLK	56	48	(8)	(16.7)%	159	141	(18)	(12.8)%
Share-based compensation and non-cash incentive compensation expense	18	13	(5)	(38.5)%	62	44	(18)	(40.9)%
Depreciation and amortization	5	5	—	—%	14	16	2	12.5%
PLK Transaction costs	—	—	—	—%	—	10	10	NM
Corporate restructuring and tax advisory fees	5	5	—	—%	22	19	(3)	(15.8)%
Office centralization and relocation costs	—	4	4	NM	6	16	10	62.5%
Selling, general and administrative expenses	$320	$298	$(22)	(7.4)%	$948	$917	$(31)	(3.4)%
NM - not meaningful
Segment selling, general and administrative expenses (“Segment SG&A”) include segment selling expenses, which consist primarily of advertising fund expenses, and segment general and administrative expenses, which are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Segment SG&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, PLK Transaction costs, Corporate restructuring and tax advisory fees, and Office centralization and relocation costs.
During the three and nine months ended September 30, 2019, the increase in Segment SG&A in our BK and PLK segments is primarily due to an increase in advertising fund expenses.
During the three and nine months ended September 30, 2019, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in the number of equity awards granted during 2019 and an increase associated with equity award modifications in the nine months ended September 30, 2019.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during the three months ended September 30, 2019 was primarily driven by the recognition of an $11 million non-cash dilution gain during 2019 from the issuance of additional shares in connection with a merger by one of our equity method investees, partially offset by an increase in equity method investment net losses that we recognized during the current year.
The change in (income) loss from equity method investments during the nine months ended September 30, 2019 was primarily driven by the recognition of an $11 million non-cash dilution gain during 2019 (described above), a $20 million non-cash dilution gain during 2018 on the initial public offering by one of our equity method investees and a decrease in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$6	$7	$(1)	$17
Litigation settlements (gains) and reserves, net	1	5	1	(1)
Net losses (gains) on foreign exchange	(35)	(3)	(38)	(19)
Other, net	(2)	17	(6)	12
Other operating expenses (income), net	$(30)	$26	$(44)	$9
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

Other, net during the three and nine months ended September 30, 2018 is comprised primarily of an expense in connection with the settlement of certain provisions associated with the 2017 redemption of RBI's preferred shares as a result of changes in Treasury regulations.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense, net	$137	$135	$406	$405
Weighted average interest rate on long-term debt	5.1%	5.1%	5.1%	4.9%
During the nine months ended September 30, 2019, interest expense, net increased primarily due to an increase in the weighted average interest rate in the current year partially offset by a $53 million benefit during the nine months ended September 30, 2019 compared to a $39 million benefit during the period from March 15, 2018 to September 30, 2018 related to the amortization of amounts other than currency movements of our net investment hedges, which is excluded from the accounting hedge. Refer to Note 13, Derivative Instruments, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of this excluded component.
Loss on early extinguishment of debt
During the quarter ended September 30, 2019, we prepaid $235 million principal amount of our existing senior secured term loan and, in connection with this prepayment, we recorded a loss on early extinguishment of debt of $4 million that primarily reflects the write-off of unamortized debt issuance costs and discounts.
Income Tax Expense
Our effective tax rate was 18.3% and 27.0% for the three months ended September 30, 2019 and 2018, respectively. The decrease in our effective tax rate reflects the non-recurrence of the cumulative impact in the 2018 quarter of certain aspects of U.S. corporate tax reform as well as the benefit in 2019 of internal financing arrangements and a higher tax benefit from stock option exercises. The effective tax rate was reduced by 1.2% and 0.9% for the three months ended September 30, 2019 and 2018, respectively, as a result of benefits from stock option exercises. We expect quarter-to-quarter volatility in the impact of stock option exercises on our effective tax rate based on fluctuations in stock option exercises.
Our effective tax rate was 21.4% and 15.4% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the nine months ended September 30, 2019 reflects a $37 million increase in the provision for unrecognized tax benefits related to a prior restructuring transaction that is not applicable to ongoing operations which increased our effective tax rate by 3.4% for the period. The increase in our effective tax rate also reflects a lower tax benefit from stock option exercises and the benefit from reserve releases in 2018 due to audit settlements, partially offset by the benefits of internal financing arrangements in 2019. The effective tax rate was reduced by 2.9% and 6.9% for the nine months ended September 30, 2019 and 2018, respectively, as a result of benefits from stock option exercises.
Net Income
We reported net income of $351 million for the three months ended September 30, 2019, compared to net income of $250 million for the three months ended September 30, 2018. The increase in net income is primarily due to a $56 million favorable change in the results from other operating expenses (income), net, a $31 million increase in segment income in all of our segments, a $14 million decrease in income tax expense, a $9 million favorable change from the impact of equity method investments, and the non-recurrence of $4 million of Office centralization and relocation costs. These factors were partially offset by a $5 million increase in share-based compensation and non-cash incentive compensation expense, a $4 million loss on early extinguishment of debt in the current year, a $2 million increase in depreciation and amortization, and a $2 million increase in interest expense, net.
We reported net income of $854 million for the nine months ended September 30, 2019, compared to net income of $843 million for the nine months ended September 30, 2018. The increase in net income is primarily due to a $53 million favorable change in the results from other operating expenses (income), a $47 million increase in BK segment income, the non-recurrence of $10 million of PLK Transaction costs incurred in the prior period, a $10 million decrease in Office centralization and relocation costs, and a $9 million increase in PLK segment income. These factors were partially offset by a $79 million increase in income tax expense, an $18 million increase in share-based compensation and non-cash incentive compensation expense, a $7 million unfavorable change from the impact of equity method investments, a $5 million decrease in TH segment income, a $4 million loss on early extinguishment of debt in the current year, and a $3 million increase in Corporate restructuring and tax advisory fees.
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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2019	2018	Favorable / (Unfavorable)		2019	2018	Favorable / (Unfavorable)
Segment income:
TH	$301	$299	$2	0.7%	$825	$830	$(5)	(0.6)%
BK	254	231	23	10.0%	728	681	47	6.9%
PLK	47	41	6	12.3%	129	120	9	7.3%
Adjusted EBITDA	602	571	31	5.3%	1,682	1,631	51	3.1%
Share-based compensation and non-cash incentive compensation expense	18	13	(5)	(38.5)%	62	44	(18)	(40.9)%
PLK Transaction costs	—	—	—	NM	—	10	10	NM
Corporate restructuring and tax advisory fees	5	5	—	—%	22	19	(3)	(15.8)%
Office centralization and relocation costs	—	4	4	NM	6	16	10	62.5%
Impact of equity method investments (a)	(9)	—	9	NM	1	(6)	(7)	NM
Other operating expenses (income), net	(30)	26	56	NM	(44)	9	53	NM
EBITDA	618	523	95	18.2%	1,635	1,539	96	6.2%
Depreciation and amortization	47	45	(2)	(4.4)%	139	138	(1)	(0.7)%
Income from operations	571	478	93	19.5%	1,496	1,401	95	6.8%
Interest expense, net	137	135	(2)	(1.5)%	406	405	(1)	(0.2)%
Loss on early extinguishment of debt	4	—	(4)	NM	4	—	(4)	NM
Income tax expense	79	93	14	15.1%	232	153	(79)	(51.6)%
Net income	$351	$250	$101	40.4%	$854	$843	$11	1.3%
NM - not meaningful

(a)
Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three months ended September 30, 2019 reflects the increases in segment income in all of our segments. The increase in Adjusted EBITDA for the nine months ended September 30, 2019 reflects the increases in segment income in our BK and PLK segments, partially offset by a decrease in our TH segment.
The increase in EBITDA for the three months ended September 30, 2019 is primarily due to favorable results from other operating expenses (income), net in the current period, increases in segment income in all our segments, favorable results from the impact of equity method investments, and the non-recurrence of Office centralization and relocation costs, partially offset by an increase in share-based compensation and non-cash incentive compensation expense.
The increase in EBITDA for the nine months ended September 30, 2019 is primarily due to favorable results from other operating expenses (income), net in the current period, an increase in segment income in our BK and PLK segments, the non-recurrence of PLK Transaction costs and a decrease in Office centralization and relocation cost, partially offset by an increase in share-based compensation and non-cash incentive compensation expense, unfavorable results from the impact of equity method investments, a decrease in segment income in our TH segment, and an increase in Corporate restructuring and tax advisory fees.
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

As of September 30, 2019, we had cash and cash equivalents of $1,699 million, working capital of $163 million and borrowing availability of $498 million under our Revolving Credit Facility (defined below). During the three months ended September 30, 2019, we issued $750 million of 3.875% first lien senior notes and the net proceeds, reflected in our September 30, 2019 cash and cash equivalents balance, as well as proceeds received from the Term Loan A (defined below) on October 7, 2019, were used to redeem the entire outstanding principal balance of $1,250 million of our 2015 4.625% Senior Notes (defined below) on October 7, 2019. Additionally, in connection with an amendment to our credit agreement, the aggregate principal amount of the commitments under our Revolving Credit Facility (defined below) was increased to $1,000 million effective October 7, 2019. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
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
Debt Instruments and Debt Service Requirements
As of September 30, 2019, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2015 4.625% Senior Notes, 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2017 5.00% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
On September 6, 2019, two of our subsidiaries (the "Borrowers") entered into a fourth incremental facility amendment (the "Fourth Incremental Amendment") to the credit agreement governing our senior secured term loan facilities (the "Term Loan Facilities") and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Facilities"). Under the Fourth Incremental Amendment, (i) we obtained a new term loan in the aggregate principal amount of $750 million (the "Term Loan A"), that was funded on October 7, 2019, with a maturity date of October 7, 2024 (subject to earlier maturity in specified circumstances), (ii) the interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid, (iii) the aggregate principal amount of the commitments under our Revolving Credit Facility was increased to $1,000 million effective October 7, 2019, (iv) the maturity date of the Revolving Credit Facility was extended from October 13, 2022 to October 7, 2024 (subject to earlier maturity in specified circumstances), and (v) the commitment fee on the unused portion of the Revolving Credit Facility was decreased from 0.25% to 0.15%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $5 million until October 7, 2022 and thereafter in quarterly installments equal to $9 million until maturity, with the balance payable at maturity. The Term Loan A will require compliance with the first lien leverage ratio. Except as described herein, the Fourth Incremental Amendment did not materially change the terms of the Credit Facilities.
Prior to obtaining the Term Loan A, our Credit Facilities included only one senior secured term loan facility (the "Term Loan B" and together with the Term Loan A, the "Term Loan Facilities"). During the quarter ended September 30, 2019, we prepaid $235 million principal amount of our Term Loan B. As a result of this prepayment, we are not required to make any principal payments on the Term Loan B until March 31, 2023. As such, as of October 7, 2019, there was $6,820 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 4.18%. Based on the amounts outstanding under the Term Loan Facilities as of October 7, 2019 and LIBOR as of September 30, 2019, subject to a floor of 0.00% for the Term Loan A and a floor of 1.00% for the Term Loan B, required debt service for the next twelve months is estimated to be approximately $289 million in interest payments and $14 million in principal payments. In addition, based on

LIBOR as of September 30, 2019, net cash settlements that we expect to pay on our $4,000 million interest rate swap are estimated to be approximately $26 million for the next twelve months.
The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 2.00%, plus an applicable margin of 1.25% or (ii) a Eurocurrency rate, subject to a floor of 1.00%, plus an applicable margin of 2.25%.
As of September 30, 2019, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $498 million. As of October 7, 2019, we had borrowing availability of $998 million under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. Under the Fourth Incremental Amendment, the interest rate applicable to amounts drawn under each letter of credit decreased from a range of 1.25% to 2.00% to a range of 0.75% to 1.50%, depending on our first lien leverage ratio.
Senior Notes
On September 24, 2019, the Borrowers entered into an indenture (the "2019 3.875% Senior Notes Indenture") in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the "2019 3.875% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually. On October 7, 2019, the net proceeds from the offering of the 2019 3.875% Senior Notes and a portion of the net proceeds from the Term Loan A were used to redeem the entire outstanding principal balance of $1,250 million of 4.625% first lien secured notes due January 15, 2022 (the "2015 4.625% Senior Notes") and to pay related fees and expenses.
Obligations under the 2019 3.875% Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrowers' Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Worldwide, Inc., Popeyes Louisiana Kitchen, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the "Note Guarantors"). The 2019 3.875% Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 2019 3.875% Senior Notes may be redeemed in whole or in part, on or after September 15, 2022 at the redemption prices set forth in the 2019 3.875% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2019 3.875% Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
The Borrowers are also party to (i) an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior secured notes due May 15, 2024 (the “2017 4.25% Senior Notes”) and (ii) an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800 million of 5.00% second lien senior secured notes due October 15, 2025 (the “2017 5.00% Senior Notes”). No principal payments are due on the 2017 4.25% Senior Notes and 2017 5.00% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at October 7, 2019 after the redemption of the 2015 4.625% Senior Notes, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $233 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million (increased from C$100 million during the three months ended June 30, 2019) with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of September 30, 2019, we had outstanding C$100 million under the TH Facility with a weighted average interest rate of 3.36%.
Restrictions and Covenants
As of September 30, 2019, we were in compliance with all debt covenants under the Credit Facilities, the TH Facility, 2015 4.625% Senior Notes Indenture, 2017 4.25% Senior Notes Indenture, 2019 3.875% Senior Notes Indenture, and 2017 5.00% Senior Notes Indenture, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility and TH Facility.

Cash Distributions/Dividends
On October 3, 2019, RBI paid a cash dividend of $0.50 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.50 per RBI common share, which will be paid on January 3, 2020 to RBI common shareholders of record on December 17, 2019. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.50 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of October 24, 2019, we had outstanding 202,006,067 Class A common units issued to RBI and 165,514,822 Partnership exchangeable units. During the nine months ended September 30, 2019, Partnership exchanged 41,993,769 Partnership exchangeable units pursuant to exchange notices received.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $878 million during the nine months ended September 30, 2019, compared to $643 million during the same period in the prior year. The increase in cash provided by operating activities was driven by a decrease in income tax payments, primarily due to the 2018 payment of accrued income taxes related to the December 2017 redemption of preferred shares, an increase in BK segment income and an increase in PLK segment income. These factors were partially offset by an increase in interest payments and a decrease in TH segment income.
Investing Activities
Cash provided by investing activities was $7 million for the nine months ended September 30, 2019, compared to $28 million of cash used for investing activities during the same period in the prior year. The change in investing activities was driven by an increase in net proceeds from disposal of assets, restaurant closures and refranchisings and a decrease in capital expenditures.
Financing Activities
Cash used for financing activities was $106 million for the nine months ended September 30, 2019, compared to $589 million during the same period in the prior year. The change in financing activities was driven primarily by proceeds from the issuance of the 2019 3.875% Senior Notes during 2019, an increase in proceeds from stock option exercises, proceeds from derivatives and the non-recurrence of the 2018 payments in connection with the December 2017 redemption of preferred shares, partially offset by Term Loan B prepayments during 2019, an increase in RBI common share dividends and distributions on Partnership exchangeable units and payment of financing costs.

Contractual Obligations and Commitments
Except as described herein, there were no material changes to our contractual obligations, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC and Canadian securities regulatory authorities on February 22, 2019, other than the following.
During the three months ended September 30, 2019, we issued the 2019 3.875% Senior Notes and prepaid $235 million principal amount of the Term Loan B. Additionally, on October 7, 2019, we obtained the proceeds from the Term Loan A and redeemed all of the outstanding 2015 4.625% Senior Notes. Each of these terms is defined and described above. The following table provides contractual obligations as of September 30, 2019 and an update as of October 7, 2019, which reflects all of the debt transactions disclosed above, of the contractual obligations under our Credit Facilities, senior notes and other long term debt presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

		Payment Due by Period as of October 7, 2019
Contractual Obligations	Total as of September 30, 2019	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(In millions)
Credit Facilities, including interest (a)	$7,235	$8,104	$305	$617	$6,558	$624
Senior Notes, including interest (b)	7,683	6,432	233	466	1,942	3,791
Other long term debt	92	92	3	10	19	60

(a)	We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR as of September 30, 2019.

(b)	Amounts included herein for the Senior Notes exclude amounts for the Tim Hortons Notes.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2019 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC and Canadian securities regulatory authorities on February 22, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2019. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting. During the nine months ended September 30, 2019, Partnership modified existing controls and processes to support the adoption of the new lease accounting standard that Partnership adopted as of January 1, 2019 which included the implementation of a new lease accounting system. There were no significant changes to Partnership's internal control over financial reporting due to the adoption of the new standard.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (ii) the amount and timing of additional Corporate restructuring and tax advisory fees related to the Tax Act and Office centralization and relocation costs; (iii) certain tax matters, including the impact of the Tax Act on future periods; (iv) the amount of net cash settlements we expect to pay on our derivative instruments; and (v) certain accounting matters, including the impact of changes in accounting and our transition to ASC 842.
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

Part II – Other Information
Item 6. Exhibits

Exhibit Number	Description

10.67
Purchase Agreement, dated as of September 6, 2019, among Morgan Stanley & Co. LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein) (incorporated herein by reference to Exhibit 10.67 to the Form 10-Q of Restaurant Brands International Inc. filed on October 28, 2019).

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: October 28, 2019	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)