Form 10-K
period 2020-12-31
Restaurant Brands International Limited Partnership
filed 2021-02-23
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The aggregate market value of Class B exchangeable limited partnership units held by non-affiliates of the registrant on June 30, 2020, computed by reference to the closing price for such units on the Toronto Stock Exchange on such date, was C$902,302,015.
The number of the registrant’s Class B exchangeable limited partnership units and Class A common units outstanding as of February 15, 2021 was 155,113,338 units and 202,006,067 units, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement of Restaurant Brands International Inc., the registrant’s general partner, for the 2021 Annual General Meeting of Shareholders of Restaurant Brands International Inc., which is to be filed no later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
2020 FORM 10-K ANNUAL REPORT

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

Explanatory Note
We are a subsidiary of Restaurant Brands International Inc. (“RBI”) and the indirect parent of The TDL Group Corp. (“Tim Hortons”), Burger King Corporation (“Burger King”) and Popeyes Louisiana Kitchen, Inc. (“Popeyes”). RBI is our sole general partner and owns all of our outstanding Class A common units (“Class A common units”). RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Restaurant Brands International Limited Partnership (“Partnership”) in accordance with the partnership agreement of Partnership (the “partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.
Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Partnership is a successor issuer to Burger King Worldwide, Inc. The Class B exchangeable limited partnership units of Partnership (the “Partnership exchangeable units”) are deemed to be registered under Section 12(g) of the Exchange Act, and we are subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. The Partnership exchangeable units trade on the Toronto Stock Exchange under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol “QSR”.
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

Part I
Item 1. Business
Company Overview
We are a Canadian limited partnership that serves as the indirect holding company for Tim Hortons, Burger King and Popeyes and their consolidated subsidiaries. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) companies with approximately $31 billion in system-wide sales and approximately 27,000 restaurants in more than 100 countries as of December 31, 2020. Our Tim Hortons®, Burger King® and Popeyes® brands have similar franchise business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices. As of December 31, 2020, approximately 100% of total restaurants for each of our brands was franchised and references to "our restaurants" or "system-wide restaurants" include franchised restaurants and those owned by us ("Company restaurants").
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
Our Tim Hortons® Brand
Founded in 1964, Tim Hortons (“TH”) is one of the largest donut/coffee/tea restaurant chains in North America and the largest in Canada as measured by total number of restaurants. As of December 31, 2020, we owned or franchised a total of 4,949 TH restaurants. TH restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.
Our Burger King® Brand
Founded in 1954, Burger King (“BK”) is the world’s second largest fast food hamburger restaurant (“FFHR”) chain as measured by total number of restaurants. As of December 31, 2020, we owned or franchised a total of 18,625 BK restaurants in more than 100 countries. BK restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other food items.
Our Popeyes® Brand
Founded in 1972, Popeyes (“PLK”) is the world’s second largest quick service chicken concept as measured by total number of restaurants. As of December 31, 2020, we owned or franchised a total of 3,451 PLK restaurants. PLK restaurants are quick service restaurants that distinguish themselves with a unique “Louisiana” style menu featuring fried chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items.
COVID-19 Response
The global crisis resulting from the spread of coronavirus (“COVID-19”) has had a substantial impact on our global restaurant operations for 2020. During 2020, some TH, BK and PLK restaurants were temporarily closed in certain countries and many of the restaurants that remained open had limited operations, such as drive-thru, takeout and delivery (where applicable). As a result of the COVID-19 pandemic, we have enhanced our standards regarding hand washing, sanitization, health and hygiene, and contact-less procedures. Additionally, changes in consumer behavior due to the pandemic increased our focus on the use of technology to meet our guests’ rapidly-evolving needs through the expansion of the number of restaurants offering delivery, the improvement of our mobile app guest experience, and the evolution of the Tims Rewards program to increase digital registration and begin extending personalized offers. Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had an adverse effect on many of our franchisees’ liquidity and we have worked closely with our franchisees to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis, such as offering rent relief programs for eligible franchisees who lease property from us. We also provided cash flow support in 2020 by extending loans to eligible BK franchisees in the U.S. and by advancing certain cash payments to eligible TH franchisees in Canada.

Our Business Strategy
We believe that we have created a financially strong company built upon a foundation of three thriving, independent brands with significant global growth potential and the opportunity to be one of the most efficient franchised QSR operators in the world through our focus on the following strategies:

•accelerating net restaurant growth;
•enhancing guest service and experience at our restaurants through comprehensive training, improved restaurant operations, reimaged restaurants and appealing menu options;
•increasing restaurant sales and profitability which are critical to the success of our franchise partners and our ability to grow our brands around the world;
•strengthening drive thru and delivery channels to provide guests convenient access to our product offerings;
•utilizing technological and digital initiatives, including loyalty programs, to interact with our guests and modernize the operations of our restaurants;
•efficiently managing costs and sharing best practices; and
•preserving the rich heritage of each of our brands by managing them and their respective franchisee relationships independently and continuing to play a prominent role in local communities.
Operating Segments
Our business consists of three operating segments, which are also our reportable segments: (1) TH; (2) BK; and (3) PLK. Additional financial information about our reportable segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Restaurant Development
As part of our development approach for our brands in the U.S., we have granted limited development rights in specific areas to franchisees in connection with area development agreements. We expect to enter into similar arrangements in 2021 and beyond. In Canada, we have not granted exclusive or protected areas to BK or TH franchisees, with limited exceptions.
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
Product Development
New product development is a key driver of the long-term success of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Based on guest feedback, we drive product innovation in order to satisfy the needs of our guests around the world. This strategy will continue to be a focus in 2021 and beyond.
Operations Support
Our operations strategy is designed to deliver best-in-class restaurant operations by our franchisees and to improve friendliness, cleanliness, speed of service and overall guest satisfaction. Each of our brands has uniform operating standards and specifications relating to product quality, cleanliness and maintenance of the premises. In addition, our restaurants are required to be operated in accordance with quality assurance and health standards that each brand has established, as well as standards set by applicable governmental laws and regulations, including new local, provincial and state laws regarding COVID-19 and Center for Disease

Control and similar health authority guidelines. Each franchisee typically participates in initial and ongoing training programs to learn all aspects of operating a restaurant in accordance with each brand’s operating standards.
Manufacturing, Supply and Distribution
In general, we approve the manufacturers of the food, packaging, equipment and other products used in restaurants for each of our brands. We have a comprehensive supplier approval process, which requires all food and packaging products to pass our quality standards and the suppliers’ manufacturing process and facilities to pass on-site food safety inspections. Our franchisees are required to purchase substantially all food and other products from approved suppliers and distributors.
TH products are sourced from a combination of third-party suppliers and our own manufacturing facilities. To protect our proprietary blends, we operate two coffee roasting facilities in Ancaster, Ontario and Rochester, New York, where we blend all of the coffee for our TH restaurants and, where practical, for our take home, packaged coffee. Our fondant and fills manufacturing facility in Oakville, Ontario produces, and is the primary supplier of, the ready-to-use glaze, fondants, fills and syrups which are used in a number of TH products. As of December 31, 2020, we have only one or a few suppliers to service each category of products sold at our restaurants.
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
Our TH business has significant supply chain operations, including procurement, warehousing and distribution, to supply paper, dry goods, frozen goods and refrigerated products to a substantial majority of our Canadian restaurants. We act as a distributor to TH restaurants in Canada through nine distribution centers located in Canada, of which five are company-owned, including three warehouses that were newly built or renovated and opened in 2020, and cover approximately 90% of the volume. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. In the U.S., we supply similar products to restaurants through third-party distributors.
All of the products used in our BK and PLK restaurants are sourced from third-party suppliers. In the U.S. and Canada, there is a purchasing cooperative for each brand that negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks which we negotiate separately under long-term agreements) and other products used in BK and PLK restaurants. The purchasing agent is also authorized to purchase and manage distribution services on behalf of most of the BK and PLK restaurants in the U.S. and Canada. PLK also utilizes exclusive suppliers for certain of its proprietary products. As of December 31, 2020, four distributors serviced approximately 92% of BK restaurants in the U.S. and five distributors serviced approximately 92% of PLK restaurants in the U.S.
In 2000, Burger King Corporation entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply BK restaurants with their products and which obligate restaurants in the U.S. to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2020, we estimate that it will take approximately 6.6 years to complete the Coca-Cola purchase commitment and approximately 9.9 years to complete the Dr Pepper/Snapple, Inc. purchase commitment. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $343 million as of December 31, 2020 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs. We have also entered into long-term beverage supply arrangements with certain major beverage vendors for the TH and PLK brands in the U.S. and Canada.
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
Franchise agreements are generally not assignable without our consent. In Canada and the U.S., our TH franchise agreements grant us the right to reacquire a restaurant under certain circumstances, and our BK and PLK franchise agreements generally provide us a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with our standards) can lead to termination of the franchise agreement.
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
The typical BK and PLK franchise agreement in the U.S. and Canada has a 20-year term and contemplates a one-time franchise fee plus an additional fee upon renewal. Subject to the incentive programs described below, most new BK franchise restaurants in the U.S. and Canada pay a royalty on gross sales of 4.5% and most PLK restaurants in the U.S. and Canada pay a royalty on gross sales of 5.0%. BK franchise agreements typically provide for a 20-year renewal term, and PLK franchise agreements typically provide for two 10-year renewal terms. In addition, PLK franchisees pay a technology fee on all digital sales through our proprietary technology.
In an effort to improve the image of our BK restaurants in the U.S., we offered U.S. franchisees reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants to our modern image during the past several years and we plan to continue to offer remodel incentives to U.S. franchisees during 2021. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2027. However, we expect this impact to be partially mitigated as incentive programs granted in prior years will expire and we will also be entering into new franchise agreements for BK restaurants in the U.S. with a 4.5% royalty rate. For PLK, we offer development incentive programs pursuant to which we encourage veterans, women or minorities to become PLK franchisees and develop and open new restaurants.
International. As part of the international growth strategy for each of our brands, we have entered into master franchise agreements or development agreements that grant franchisees exclusive or non-exclusive development rights and, in some cases, allow them to sub-franchise or require them to provide support services to other franchisees in their markets. In 2020, we entered into master franchise agreements for the TH brand in the Middle East, including United Arab Emirates, Qatar, Kuwait, Bahrain, Oman and Saudi Arabia, and for the BK brand in Switzerland and in Scandinavia, including Norway, Sweden and Denmark. The franchise fees, royalty rate and advertising contributions, if applicable, paid by master franchisees or developers vary from country to country, depending on the facts and circumstances of each market. We expect to continue implementing similar arrangements for our brands in 2021 and beyond.
Franchise Restaurant Leases. We leased or subleased 3,586 properties to TH franchisees, 1,449 properties to BK franchisees, and 81 properties to PLK franchisees as of December 31, 2020 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance.
Intellectual Property
We own valuable intellectual property relating to our brands, including trademarks, service marks, patents, industrial designs, copyrights, trade secrets and other proprietary information, some of which are of material importance to our TH, BK and PLK businesses. The duration of trademarks and service marks varies by country, however, trademarks and service marks generally are valid and may be renewed as long as they are in use and/or properly registered. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents and industrial designs of varying duration relating to equipment and packaging used in BK and TH restaurants.
Information Systems and Digital Technology
Our corporate financial, human resources and similar systems are fully integrated across our brands and provide a solid foundation for our business. Our restaurant information systems are provided by a set of approved third-party vendors that provide point of sale software. Depending on the region, these vendors may also provide labor scheduling, inventory, production management, and cash control services. We have an architecture that enables us to build custom customer-facing applications and integrate them with our third-party providers, to support mobile ordering, web ordering, and kiosks. As of the end of 2020, we have deployed this architecture in the U.S., Canada and the U.K., and we plan to deploy it to additional markets in the future.
During 2020, the use of our mobile apps and digital technologies expanded significantly and we were able to provide our guests added convenience by increasing the number of home market restaurants offering third party and white label delivery. Further, we are modernizing the drive-thru experience with the rollout of outdoor digital menu boards for all three brands in their home markets. We plan to leverage our technology capabilities to continue to expand the choices for how customers order, pay and receive their food.

Although many of our systems are provided through third parties, we have the ability to obtain transaction-level data from most of our franchised restaurants and from Company restaurants.  This allows us to assess how our new and existing products are performing around the world.  Additionally, we have been investing to upgrade our supply chain systems and improve efficiency. We expect to continue to invest in technology capabilities to support and drive our business.
Competition
Each of our brands competes in the U.S., Canada and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. With few barriers to entry to the restaurant industry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. We also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains (iii) convenience stores and grocery stores, and (iv) new concepts, such as virtual brands and dark kitchens. Furthermore, delivery aggregators and other food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urban areas.
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
International. Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar in nature to those affecting us and our franchisees in the U.S. and Canada. We and our franchisees are also subject to a variety of tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment.
Environmental. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations and the operations of our franchisees; however, we do not believe that compliance with applicable environmental regulations will have a material effect on our capital expenditures, financial condition, results of operations, or competitive position. Increased focus by U.S., Canadian and international governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, or actual or perceived effect of changes in weather patterns, climate or water resources could have a direct impact on the operations of our brands in ways that we cannot predict at this time.
Sustainability
We are committed to the simple principle of doing what’s right. Our “Restaurant Brands for Good” plan provides a framework for serving our guests the food and drinks they love while contributing to a sustainable future and having a positive social impact in the communities we serve. Our ongoing efforts will focus on three key pillars:

•Food - serving high quality and great tasting food every day with a focus on food safety, improving choice, nutrition, transparency, and ingredients;
•Planet - continuing to reduce our environmental footprint, with a focus on packaging and recycling, green buildings, and responsible sourcing; and
•People & Communities - supporting communities and enhancing livelihoods, with a focus on supporting communities, talent development, diversity and inclusion, ethics and human rights, and improving supplier livelihoods.
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
Human Capital
As of December 31, 2020, we had approximately 5,200 employees, including approximately 1,400 corporate employees in our restaurant support centers and serving our franchisees from the field, approximately 1,100 employees in our distribution centers and manufacturing facilities, and approximately 2,700 employees in Company restaurants. Our franchisees are independent business owners that separately employ more than 500,000 team members in their restaurants.
At RBI, we strive to create a workplace environment where our employees love coming to work each day; a place that is committed to inclusion, respect, accountability and doing what is right. While our board regularly receives updates from our People team, the compensation committee has oversight of our compensation program and the audit committee has been tasked with oversight of workforce management risks. Our People team is organized into four pillars that focus on attracting, retaining, developing and rewarding top talent.
The cycle starts with attracting talent from campus and professional sources, leveraging technology to identify and assess candidates who best fit our roles. As part of our hiring process, we committed in June 2020 that at least half of all final-round candidates interviewing for roles with our four RBI restaurant support centers will be from groups that are demonstrably diverse, including gender, race and sexual orientation, based on the composition and requirements of the applicable jurisdiction. Since our commitment, we have meaningfully exceeded that target, leading to an increase in diverse hires. In 2020, RBI hired approximately 330 new corporate employees, 3,600 new restaurant employees, and 380 new distribution and manufacturing employees. Our distribution team worked diligently to open three new or renovated facilities to serve Tim Hortons restaurants in 2020, contributing to the hiring increase amongst that population. Each population segment has a dedicated onboarding program designed to get employees up to speed quickly, and foster a smooth transition into the workplace.
The retention efforts focus on the work environment, employee engagement and our diversity and inclusion initiatives. We regularly conduct anonymous surveys to seek feedback from our restaurant support center employees on a variety of topics, including our sustainability and diversity initiatives, implicit bias training globally, how they are coping working from home during the COVID-19 pandemic, the support they receive from their managers, and what types of learning and development opportunities they would like to have offered. In 2019, we created a diversity and inclusion steering committee that is creating strategies for promoting diversity and inclusion. To ensure that the work of the Steering Committee is fully integrated, we have dedicated team members within the people and legal teams to implement initiatives in this space.
Developing talent includes evaluation, training, career planning and leadership development. We have a rigorous talent assessment process for restaurant support center employees built on specific competencies that we assess at both the employee and job level. This data allows us to more easily identify potential successors and illuminate potential opportunities for our employees in a more objective and unbiased way. Additionally, to help our employees and franchisee’s team members succeed in their roles, we emphasize continuous training and development opportunities. These include, but are not limited to, safety and security protocols, updates on new products and service offerings and deployment of technologies. In 2020, we piloted a new coaching program for women in our restaurant support centers to be paired with senior leaders to work on goal setting and building paths to achieve those goals and we expect to continue these initiatives.
Our approach to rewarding talent is through a combination of compensation, recognition, wellness and benefits. We are committed to providing market-competitive pay and benefits, affirming our pay for performance philosophy while balancing retention risk. Restaurant support center and distribution employees are eligible for performance-based cash incentive programs. Each incentive plan reinforces and rewards individuals for achievement of specific business goals. All employees are also able to access telemedicine with no copay, as well as a 24/7 Employee Assistance Program. For corporate office and field-based employees, we offer a leading parental leave policy.
Underpinning all of these initiatives is a strong reliance on data. We leverage a people analytics team and a newly implemented human capital management system to assess our achievements in each of our four pillars to identify areas for improvement. A team of experienced People Business Partners work closely with their client groups to provide counsel on people issues and help roll out people initiatives directly to employees.
While much of the work mentioned above relates to our corporate workforce, we also have adopted employee guidelines and policies applicable to our restaurant employees and encourage our franchisees to adopt similar guidelines and policies.
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

Item 1A. Risk Factors
Risks Related to Our Business Operations
We face intense competition in our markets, which could negatively impact our business.
The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of product choice, quality, affordability, service and location. With few barriers to entry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors, such as virtual brands and dark kitchens, may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas, and may form a closer relationship with our customers and increase costs. Each of our brands also competes for qualified franchisees, suitable restaurant locations and management and personnel.
Our ability to compete will depend on the success of our plans to effectively respond to consumer preferences, improve existing products, develop and roll-out new products, and manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our customers' digital experience through mobile ordering, delivery, loyalty programs, and social interaction. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. We may be unable to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. In addition, online platforms and aggregators may direct potential customers to other options based on paid placements, online reviews or other factors. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future.
Failure to preserve the value and relevance of our brands could negatively impact our financial results.
We depend in large part on the value of the TH, BK and PLK brands. To be successful in the future, we must preserve, enhance and leverage the value of our brands. Brand value is based in part on consumer tastes, preferences and perceptions on a variety of factors, including the nutritional content, methods of production and preparation of our products and our business practices, including with respect to animal welfare, sustainability and other environmental or social concerns. Consumer acceptance of our products may be influenced by or subject to change for a variety of reasons. For example, adverse publicity associated with nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, may drive popular opinion against quick service restaurants in general, which may impact the demand for our products. Moreover, health campaigns against products we offer in favor of foods that are perceived as healthier may affect consumer perception of our product offerings and impact the value of our brands.
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
Economic conditions have and may continue to adversely affect consumer discretionary spending which could negatively impact our business and operating results.
We believe that our restaurant sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. For example, the COVID-19 pandemic has resulted in significant increases in unemployment and a reduction in discretionary spending. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. Governmental or other responses to economic challenges may be unable to restore or maintain consumer confidence. As a result of these factors, during recessionary periods we and our franchisees may experience reduced sales and profitability, which may cause our business and operating results to suffer.
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
For example, measures implemented to reduce the spread of COVID-19 have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. While many markets have reopened for dine-in guests, the capacity may be limited, and local conditions may lead again to closures or increased limitations. As a result of COVID-19, restaurant traffic and system-wide sales have been significantly negatively impacted.
We cannot predict the duration or scope of the COVID-19 pandemic or when operations will cease to be affected by it. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism, or heightened security requirements will have on our future operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales during these periods hurts our and our franchisees’ operating margins and can result in restaurant operating losses and our loss of royalties. We expect the COVID-19 pandemic to continue to negatively impact our financial results and based on the duration and scope, such impact could be material.
Our results depend on effective marketing and advertising and the successful development and launch of new products.
Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. Our marketing and advertising programs may not be successful, or we may fail to develop commercially successful new products, which may adversely affect our ability to attract new guests and retain existing guests, and could materially and adversely affect our results of operations. Moreover, because franchisees contribute to advertising funds based on a percentage of gross sales at their franchise restaurants, advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, the amount available for our marketing and advertising programs will be reduced. Also, to the extent that we use value offerings in our marketing and advertising programs to drive traffic, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment.
In addition, we continue to focus on transforming the restaurant experience through technology and digital engagement to improve our service model and strengthen relationships with customers, digital channels, loyalty initiatives, mobile ordering and payment systems and delivery initiatives. These initiatives may not have the anticipated impact on our franchise sales and therefore we may not fully realize the intended benefits of these significant investments.
The global scope of our business subjects us to risks and costs and may cause our profitability to decline.
Our global operations expose us to risks in managing the differing cultural, regulatory, geopolitical and economic environments in the countries where our restaurants operate. These risks, which can vary substantially by market and may increase in importance as our franchisees expand operations in international markets, are described in many of the risk factors discussed in this section and include the following:
•governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;
•the imposition of import restrictions or controls;
•the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;
•changes in the laws and policies that govern foreign investment and trade in the countries in which we operate;
•compliance with U.S., Canadian and other anti-corruption and anti-bribery laws, including compliance by our employees, contractors, licensees or agents and those of our strategic partners and joint ventures;
•risks and costs associated with political and economic instability, corruption, anti-American or anti-Canadian sentiment and social and ethnic unrest in the countries in which we operate;

•the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;
•risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;
•changing labor conditions and difficulties experienced by our franchisees in staffing their international operations;
•the impact of labor costs on our franchisees’ margins given their labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our franchisees’ restaurants; and
•the effects of increases in the taxes we pay and other changes in applicable tax laws.
Our operations are subject to fluctuations in foreign currency exchange and interest rates.
We report our results in U.S. dollars, which is our reporting currency. The operations of TH, BK, and PLK that are denominated in currencies other than the U.S. dollar are translated to U.S. dollars for our financial reporting purposes and are therefore impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our business. Although we attempt to minimize these risks through geographic diversification and the utilization of derivative financial instruments, our risk management strategies may not be effective and our results of operations could be adversely affected.
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
We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, natural disasters or unforeseen events, such as the COVID-19 pandemic, problems in production or distribution, inclement weather, delays or restrictions on shipping and/or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results. As of December 31, 2020, we have only a few distributors that service the most of our BK and PLK operations in the U.S., and our operations could be adversely affected if any of these distributors were unable to fulfill their responsibilities and we were unable to locate a substitute distributor in a timely manner.
Our supply chain operations subject us to additional risks and may cause our profitability to decline.
We operate a vertically integrated supply chain for our TH business in which we manufacture, warehouse, and distribute certain food and restaurant supplies to TH restaurants. Risks associated with this vertical integration growth strategy include:
•delays and/or difficulties associated with, or liabilities arising from, owning a manufacturing, warehouse and distribution business;
•maintenance, operations and/or management of the facilities, equipment, employees and inventories;
•limitations on the flexibility of controlling capital expenditures and overhead;
•the need for skills and techniques that are outside our traditional core expertise;
•increased transportation, shipping, food and other supply costs;
•inclement weather or extreme weather events;
•shortages or interruptions in the availability or supply of high-quality coffee beans, perishable food products and/or their ingredients;
•variations in the quality of food and beverage products and/or their ingredients; and
•political, physical, environmental, labor, or technological disruptions in our or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.

If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Decreased sales from the COVID-19 pandemic may continue to affect supply chain revenue and profitability. Moreover, interruptions in the availability and delivery of food, beverages and other supplies to our restaurants arising from shortages or greater than expected demand, may increase costs or reduce revenues. As of December 31, 2020, we have only one or a few suppliers to service each category of products sold at our TH restaurants, and the loss of any one of these suppliers would likely adversely affect our business.
We and our franchisees may be unable to secure desirable restaurant locations to maintain and effectively grow our restaurant portfolios.
The success of any restaurant depends in substantial part on its location. The current locations of our restaurants may not continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense and there may be delay or cancellation of new site developments by developers and landlords, which may be exacerbated by factors related to the commercial real estate or credit markets. If franchisees cannot obtain desirable locations for their restaurants at reasonable prices due to, among other things, higher than anticipated acquisition, construction and/or development costs of new restaurants, difficulty negotiating leases with acceptable terms, onerous land use or zoning restrictions, or challenges in securing required governmental permits, then their ability to execute their respective growth strategies may be adversely affected.
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
Many of our Company and franchised restaurants are located on leased premises. As leases underlying these restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our revenues and our brand-building initiatives could be adversely affected. In general, we cannot cancel existing leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may still be committed to perform under the applicable lease. In addition, the value of our owned real estate assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation.
Typically, the costs of insurance, taxes, maintenance, utilities, and other property-related costs due under a prime lease with a third-party landlord are passed through to the franchisee under our sublease. If a franchisee fails to perform the obligations passed through under the sublease, we will be required to perform these obligations resulting in an increase in our leasing and operational costs and expenses. In addition, the rent a franchisee pays us under the sublease may be based on a percentage of gross sales. If gross sales at a certain restaurant are less than we project we may pay more rent to a third-party landlord under the prime lease than we receive from the franchisee under the sublease. These events could result in increased leasing and operational costs to us.
Food safety concerns and concerns about the health risk of fast food may have an adverse effect on our business.
Food safety is a top priority for us and we dedicate substantial resources to ensure that our customers enjoy safe, high-quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Also, our reliance on third-party food suppliers, distributors and food delivery aggregators increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any report or publicity, including through social media, linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could adversely affect our brands and reputation as well as our sales and profits. Such occurrence at restaurants of competitors could adversely affect sales as a result of negative publicity about the industry generally. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase costs and/or lower margins for us and our franchisees.
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
If we are unable to adequately protect our intellectual property, the value of our brands and our business may be harmed.
Our brands, which represent approximately 45% of the total assets on our balance sheet as of December 31, 2020, are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents, industrial designs, and other intellectual property rights to protect our brands and the respective branded products. While we have registered certain trademarks in Canada, the U.S. and foreign jurisdictions, not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and in foreign countries may not be adequate and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us. In these cases, our proprietary rights could be challenged, circumvented, infringed or invalidated. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S.
Changes in regulations may adversely affect restaurant operations and our financial results.
Our restaurants are subject to licensing and regulation by health, sanitation, safety and other agencies in the state, province and/or municipality in which the restaurant is located. Federal, state, provincial and local government authorities have enacted and may enact laws, rules or regulations that impact restaurant operations and may increase the cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. If we fail to comply with existing or future laws, we may be subject to governmental fines and sanctions.
We are subject to various provincial, state and foreign laws that govern the offer and sale of a franchise, including in the U.S., to an FTC rule. Various provincial, state and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by franchisees based upon alleged violations of these laws.
Additionally, we, our franchisees and our supply chain are subject to risks and costs arising from the effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. Also, we face increased pressure to make commitments, set targets or establish additional goals and take actions to meet them which could expose us to market, operational and execution costs or risks. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.
We outsource certain aspects of our business to third-party vendors which subjects us to risks, including disruptions in our business and increased costs.
We have outsourced certain administrative functions for our business, certain information technology support services and benefit plan administration to third-party service providers. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.

Risks Related to Our Fully Franchised Business Model
Our fully franchised business model presents a number of disadvantages and risks.
Substantially all of our restaurants are owned and operated by franchisees. Under our fully franchised business model, our future prospects depend on (i) our ability to attract new franchisees for each of our brands that meet our criteria and (ii) the willingness and ability of franchisees to open restaurants in existing and new markets. We may be unable to identify franchisees who meet our criteria, or if we identify such franchisees, they may not successfully implement their expansion plans.
Our fully franchised business model presents a number of other drawbacks, such as limited influence over franchisees, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and reliance on franchisees to participate in our strategic initiatives. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. The failure of these franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition. On occasion we have encountered, and may in the future encounter, challenges in receiving specific financial and operational results from our franchisees in a consistent and timely manner, which can negatively impact our business and operating results.
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
Our franchisees are also dependent upon their ability to attract and retain qualified employees in an intensely competitive employee market. The inability of our franchisees to recruit and retain qualified individuals or increased costs to do so, including due to increases in legally required wages, may delay the planned openings of new restaurants by our franchisees and could adversely impact existing franchise restaurants and franchisee profitability, which could slow our growth. In addition, the risk or perceived risk of contracting COVID-19 could adversely affect the ability, or the cost, of staffing restaurants, which could be exacerbated to the extent that we or our franchisees have employees who test positive for the virus. Moreover, we may also face liability for employment-related claims of our franchisees’ employees based on theories of joint employer liability with our franchisees or other theories of vicarious liability, which could materially harm our results of operations and financial condition.
Our results are closely tied to the success of independent franchisees, and we have limited influence over their operations.
We generate revenues in the form of royalties, fees and other amounts from our franchisees. As a result, our operating results are closely tied to the success of our franchisees. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. The impact of COVID-19 has, and is expected to continue to have, an adverse effect on our franchisees’ liquidity. As a result, we provided, where appropriate, cash flow support to franchisees in the U.S. and Canada by extending loans, advancing cash payments and providing rent relief where we have property control, some of which is continuing in 2021. These actions have and may continue to adversely affect our cash flow and financial results. In addition to these actions, we may decide to take additional steps to assist in the financial stabilization of our franchisees, which could impact our liquidity and our financial results. In addition, we delayed certain capital expenditure obligations of our franchisees relating to new restaurants, remodels and significant equipment deployments, which could adversely affect our growth once the COVID-19 pandemic has passed.
If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures; delayed or reduced payments to us of royalties, advertising contributions, rents and, delayed or reduced payments for TH products and supplies; and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Also, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, high real estate costs, or the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn could materially and adversely affect our business and operating results.
Franchisees and sub-franchisees may not successfully operate restaurants in a manner consistent with our established procedures, standards and requirements or standards set by applicable law, including sanitation and pest control standards. Any operational shortcoming of a franchise or sub-franchise restaurant is likely to be attributed by guests to the entire brand and may be shared widely through social media, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. We may not be able to identify problems and take effective action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.
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
We have adopted a master franchise development model for all of our brands, which in markets with strong growth potential may include participating in strategic joint ventures, to accelerate international growth. These new arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage our restaurants in a specific country or countries, including, in some cases, the right to sub-franchise. A joint venture partnership involves special risks, including the following: our joint venture partners may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. While sub-franchisees are required to operate their restaurants in accordance with specified operations, safety and health standards, we are not party to the agreements with the sub-franchisees and are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees has and may in the future result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.
Risks Related to our Indebtedness
Our substantial leverage and obligations to service our debt could adversely affect our business.
As of December 31, 2020, we had aggregate outstanding indebtedness of $12,631 million, including senior secured term loan facilities in an aggregate principal amount of $6,028 million, senior secured first lien notes in an aggregate principal amount of $2,775 million and senior secured second lien notes in an aggregate principal amount of $3,650 million. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.
Our substantial leverage could have important potential consequences, including, but not limited to:
•increasing our vulnerability to, and reducing our flexibility to respond to, changes in our business and general adverse economic and industry conditions;
•requiring the dedication of a substantial portion of our cash flow from operations to our debt service, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, dividends and distributions, unit and RBI share repurchases or other corporate purposes;
•increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;
•placing us at a competitive disadvantage as compared to certain of our competitors who are not as highly leveraged;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•exposing us to the risk of increased interest rates as borrowings under our credit facilities are subject to variable rates of interest;
•the discontinuation of the London Interbank Offered Rate (“LIBOR”) after June 2023 and the replacement with an alternative reference rate may adversely impact interest rates and our interest rate hedging strategy;
•making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;
•limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing; and

•exposing us to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and substantially all of our debt is denominated in U.S. dollars.
If we are unable to generate sufficient cash flow to pay indebtedness and other funding needs or refinance our indebtedness on favorable terms, or at all, our financial condition may be materially adversely affected.
Our indebtedness limits our ability to take certain actions and could delay or prevent a future change of control.
The terms of our indebtedness include a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness or guarantee or prepay indebtedness; pay dividends on, repurchase or make distributions in respect of capital stock; make investments or acquisitions; create liens or use assets as security in other transactions; consolidate, merge, sell or otherwise dispose of substantially all of our or our subsidiaries’ assets; make intercompany transactions; and enter into transactions with affiliates. These limitations may hinder our ability to finance future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. In addition, our ability to comply with these covenants and restrictions may be affected by events beyond our control.
A breach of the covenants under our indebtedness could result in an event of default under the applicable agreement allowing the debt holders to accelerate repayment of such debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, default under our senior secured credit facilities would also permit the lenders thereunder to terminate all other commitments to extend additional credit thereunder, including under the revolver. Similarly, in the event of a change of control, pursuant to the terms of our indebtedness, we may be required to repay our credit facilities, or offer to repurchase the senior secured first lien and second lien notes as well as future indebtedness. Such current and future terms could have the effect of delaying or preventing a future change of control or may discourage a potential acquirer from proposing or completing a transaction that may otherwise have presented a premium to our equity holders.
Following the occurrence of either an event of default or change of control, we may not have sufficient resources to repurchase, repay or redeem our obligations, as applicable, and we may not be able to obtain additional financing to satisfy these obligations on terms favorable to us or at all. Also, if we were unable to repay the amounts due under our secured indebtedness, the holders of such indebtedness could proceed against the collateral that secures such indebtedness. In the event our creditors accelerate the repayment of our secured indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Risks Related to Taxation
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
RBI and Partnership may be treated as U.S. corporations for U.S. federal income tax purposes, which could subject us and Partnership to substantial additional U.S. taxes.
As Canadian entities, RBI and Partnership generally would be classified as foreign entities (and, therefore, non-U.S. tax residents) under general rules of U.S. federal income taxation. Section 7874 of the Code, however, contains rules that result in a non-U.S. corporation being taxed as a U.S. corporation for U.S. federal income tax purposes, unless certain tests, applied at the time of the acquisition, regarding ownership of such entities (as relevant here, ownership by former Burger King shareholders) or level of business activities (as relevant here, business activities in Canada by us and our affiliates, including Partnership), were satisfied at such time. The U.S. Treasury Regulations apply these same rules to non-U.S. publicly traded partnerships, such as Partnership. These statutory and regulatory rules are relatively new, their application is complex and there is little guidance regarding their application.
If it were determined that we and/or Partnership should be taxed as U.S. corporations for U.S. federal income tax purposes, we and Partnership could be liable for substantial additional U.S. federal income tax. For Canadian tax purposes, we and Partnership are expected, regardless of any application of Section 7874 of the Code, to be treated as a Canadian resident company and partnership, respectively. Consequently, if we and/or Partnership did not satisfy either of the applicable tests, we might be liable for both Canadian and U.S. taxes, which could have a material adverse effect on our financial condition and results of operations.
Future changes to U.S. and non-U.S. tax laws including future regulations and other interpretive guidance of U.S. and Non-U.S. tax laws could materially affect RBI and/or Partnership, including their status as foreign entities for U.S. federal income tax purposes, and adversely affect their anticipated financial positions and results.
Changes to the rules in sections 385 and 7874 of the Code or the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect our and/or Partnership’s status as a non-U.S. entity for U.S. federal income tax purposes, our effective income tax rate or future planning based on current law, and any such changes could have prospective or retroactive application to us and/or Partnership. It is presently uncertain whether any such legislative proposals will be enacted into law and, if so, what impact such legislation would have on us. The timing and substance of any such further action is presently uncertain. Any such change of law or regulatory action which could apply retroactively or prospectively, could adversely impact our tax position as well as our financial position and results in a material manner. The precise scope and application of any such regulatory proposals will not be clear until proposed Treasury Regulations are issued, and, accordingly, until such regulations are promulgated and fully understood, we cannot be certain that there will be no such impact. In addition, we would be impacted by any changes in tax law in response to corporate tax reforms and other policy initiatives in the U.S. and elsewhere.
Moreover, the U.S. Congress, the Organization for Economic Co-operation and Development ("OECD") and other government agencies in jurisdictions where RBI and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. Specific attention has been paid to “base erosion and profit shifting” ("BEPS"), where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the countries in which we do business could change on a prospective or retroactive basis, and any such change could adversely affect us.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The provisions of the Tax Act are complex and continue to be the subject of further regulatory and administrative guidance, which may adversely affect our effective tax rate and results of operations. Additionally, other jurisdictions have and are considering various tax reform initiatives as well as initiatives related to COVID-19 that may adversely impact us if enacted.
Risks related to Information Technology
The personal information that we collect may be vulnerable to breach, theft, or loss that could adversely affect our reputation, results of operations, and financial condition.
In the ordinary course of our business, we collect, process, transmit, and retain personal information regarding our employees and their families, our franchisees, vendors, contractors, and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information, and credit card information and our franchisees collect similar information. For example, in 2019 and 2020, we expanded our development and management of our brands’ mobile apps, online ordering platforms, and in-restaurant kiosks. While our deployment of such technology facilitates our primary goals of generating both incremental sales at our franchisees’ restaurants as well as additional customer awareness and interest in our brands, such deployment also means that we are collecting and responsible for additional personal information about our customers. Canadian privacy officials are investigating the use of certain geolocation data for TH mobile app users and we have been served with several purported class action lawsuits in Canada alleging we violated mobile app users' privacy rights. While we are fully cooperating with the investigation and vigorously defending the lawsuits, negative publicity regarding these matters could adversely affect our reputation and our brands. Some of this personal information is also held and managed by our franchisees and certain of our vendors. A third-party may be able to circumvent the security and business controls we and/or our vendors use to limit access and use of personal information, which could result in a breach of employee, consumer, or franchisee privacy.
A major breach, theft, or loss of the personal information described above that is held by us or our vendors could adversely affect our reputation and restaurant operations as well as result in substantial fines, penalties, indemnification claims, and potential litigation against us which could negatively impact our results of operations and financial condition. For example, under the European

Union's General Data Protection Regulation (“GDPR”), companies must meet certain requirements regarding the handling of personal data or face penalties of up to 4% of worldwide revenue. Furthermore, the collection and safeguarding of personal information has increasingly attracted enhanced scrutiny from the general public in the United States and Canada, which has resulted in additional actual and proposed legislative and regulatory rules at the federal, provincial and state levels (e.g., the California Consumer Privacy Act of 2018, California's Proposition 24 of 2020, and Canada's Bill C-11). These regulations have been subject to frequent change, and there may be other jurisdictions that propose or enact new or emerging data privacy requirements in the future. As a result of such legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, or misuse of personal data, even if no breach has been attempted or has occurred, has and in the future may lead to investigations and litigation and may adversely impact our brand, reputation, and business.
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
Information technology system failures or interruptions or breaches of our network security may interrupt our operations, cause reputational harm, subject us to increased operating costs and expose us to litigation.
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
Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. If someone is able to circumvent our data security measures or those of third parties with whom we do business, including our franchisees, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, liability, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
Finally, we have expended and may need to continue to expend substantial financial and managerial resources to enhance our existing restaurant management systems, financial and management controls, information systems and personnel to accurately capture and reflect the financial and operational activities at our franchise restaurants. On occasion we have encountered, and may in the future encounter, challenges in receiving these results from our franchisees in a consistent and timely manner as a number of our systems and processes are not fully integrated worldwide. To the extent that we are not able to obtain transparency into our operations from our systems and manual estimations and effectively manage the information demands associated with significant growth, it could impair the ability of our management to react quickly to changes in the business or economic environment and our business and operating results could be negatively impacted.
Risks Related to our Partnership Exchangeable Units
3G RBH owns approximately 31% of the combined voting power with respect to RBI, and its interests may conflict with or differ from the interests of the other equity holders.
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns approximately 92% of the Partnership exchangeable units and approximately 31% of the combined voting power with respect to RBI. The interests of 3G RBH and its principals may not always be aligned with the interests of the other holders of Partnership exchangeable units. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power of RBI, it will continue to be able to strongly influence or effectively control the business decisions of RBI and Partnership. 3G RBH and its principals may have interests that are different from those of the other holders of Partnership exchangeable units, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of the other holders of Partnership exchangeable units.
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
3G RBH is affiliated with 3G Capital Partners, Ltd. a global investment firm (“3G Capital”). 3G Capital is in the business of making investments in companies and may from time to time in the future pursue opportunities, acquire or develop controlling interests in businesses engaged in the QSR industry that complement or directly or indirectly compete with certain portions of our business. As a result, those acquisition opportunities may not be available to us.
A unitholder’s percentage ownership in us may be diluted by future issuances of RBI common shares or Partnership exchangeable units, which could reduce the influence of our unitholders over matters on which they are entitled to vote.
The board of directors of RBI has the authority, without action or vote of RBI’s shareholders or our unitholders, to issue an unlimited number of additional RBI common shares or Partnership exchangeable units, including in connection with investments and acquisitions. The number of RBI common shares or Partnership exchangeable units issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding RBI common shares or Partnership exchangeable units, and could materially dilute the ownership of our unitholders. Issuances of RBI common shares or Partnership exchangeable units would reduce the influence of holders of Partnership exchangeable units over matters on which they are entitled to vote.
An active trading market for Partnership exchangeable units may not be sustained and they may not trade equally with RBI common shares.
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
Although exchangeable, the Partnership exchangeable units and the RBI common shares are distinct securities. The Partnership exchangeable units and RBI common shares will at all times trade separately, and the public market for Partnership exchangeable units is not as liquid as for the RBI common shares. In addition, if a holder of Partnership exchangeable units exercises its exchange right, RBI, in its capacity as the general partner of Partnership and in its sole discretion, may cause Partnership to repurchase each Partnership exchangeable unit submitted for exchange in consideration for cash (in an amount determined in accordance with the terms of the partnership agreement) in lieu of exchanging for common shares. As such, Partnership exchangeable units may not trade equally with RBI common shares, and could trade at a discount to the market price of RBI common shares, which discount could possibly be material.
The exchange of Partnership exchangeable units into RBI common shares is subject to certain restrictions and the value of RBI common shares received in any exchange may fluctuate.
Holders of Partnership exchangeable units are entitled to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares either on a one-for-one basis or for cash (in an amount determined in accordance with the terms of the partnership agreement) at the sole election of RBI, in its capacity as the general partner of Partnership.
The RBI common shares for which Partnership exchangeable units may be exchanged may be subject to significant fluctuations in value for many reasons, including our operating and financial performance and prospects; general market conditions; the risks described in this report; changes to the competitive landscape in the industries or markets in which we operate; the arrival or departure of key personnel; and speculation in the press or the investment community.
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
General Risks
The loss of key management personnel or our inability to attract and retain new qualified personnel could hurt our business.
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
We may from time to time, in the ordinary course of business, be subject to litigation relating to matters including, but not limited to, disputes with franchisees, suppliers, employees, team members, and customers, as well as disputes over our advertising claims about our food and over our intellectual property. For example, there have been multiple purported class action lawsuits filed against us regarding the no-poaching provision our franchise agreements for BK in the U.S. and TH in Canada, regarding certain purported privacy-related concerns with respect to geo-location data and our mobile application in Canada and regarding certain disclosures to the market, including in connection with secondary offerings of RBI's shares. Active and potential disputes with franchisees could damage our brand reputation and our relationships with our broader franchise base. Such litigation may be expensive to defend, harm our reputation and divert resources away from our operations and negatively impact our reported earnings. Also, legal proceedings against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee. We, or our business partners, may become subject to claims for infringement of intellectual property rights and we may be required to indemnify or defend our business partners from such claims. Should management’s evaluation of our current exposure to legal matters pending against us prove incorrect and such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our financial condition or results of operations may be adversely affected.
Item 1B. Unresolved Staff Comments
None.

Executive Officers of Restaurant Brands International Inc., General Partner of Registrant
Set forth below is certain information about our executive officers. Ages are as of the date hereof.

Name	Age	Position
José E. Cil	51	Chief Executive Officer
Matthew Dunnigan	37	Chief Financial Officer
Joshua Kobza	34	Chief Operating Officer
Axel Schwan	47	President, Tim Hortons Americas
Christopher Finazzo	39	President, Burger King Americas
Sami Siddiqui	36	President, Popeyes Americas
David Shear	37	President, International
Fernando Machado	46	Chief Marketing Officer
Jill Granat	55	General Counsel and Corporate Secretary
Jacqueline Friesner	48	Controller and Chief Accounting Officer
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
Axel Schwan. Mr. Schwan was appointed President of Tim Hortons, Americas in October 2019. Mr. Schwan served as Global Chief Marketing Officer of Tim Hortons from October 2017 to October 2019 and prior to that served as the Chief Marketing Officer of Burger King from January 2014 to October 2017.
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
Sami Siddiqui. Mr. Siddiqui was appointed President of Popeyes, Americas in September 2020. Prior to that Mr. Siddiqui served as President of Asia Pacific for RBI from February 2019 to September 2020 and as Chief Financial Officer for Burger King Corporation from October 2018 to February 2019. From September 2016 to September 2018, he was President of Tim Hortons and from April 2015 to September 2016, he was Executive Vice President, Finance for Tim Hortons. Mr. Siddiqui joined Burger King Corporation in 2013 and served various capacities within the Global Finance groups of Burger King Corporation prior to joining the Tim Hortons team.
David Shear. Mr. Shear was appointed President International of Restaurant Brands International in January 2021. Mr. Shear previously served as President EMEA beginning in September 2016. Mr. Shear joined the predecessor of the company in 2011, holding roles of increasing responsibility within the US marketing. He then held various roles in Asia Pacific, including serving as President of Burger King APAC from 2014 to 2016. Prior to joining Burger King Corporation, David worked at strategy consulting firm Charles River Associates.

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
Item 2. Properties
Our corporate headquarters is located in Toronto, Ontario and consists of approximately 65,000 square feet which we lease. Our U.S. headquarters is located in Miami, Florida and consists of approximately 150,000 square feet which we lease. We also lease office property in Switzerland and Singapore. Related to the TH business, we own seven distribution centers, of which two are vacant and are held for sale as of December 31, 2020, and two manufacturing plants throughout Canada. In addition to our corporate headquarters in Toronto, Ontario, we lease one office in Canada and one manufacturing plant in the U.S. In 2020, we completed two new distribution centers in Western Canada, to replace two existing distribution centers, and renovated an existing warehouse in Eastern Canada to facilitate the supply of frozen and refrigerated products in those markets.
As of December 31, 2020, our restaurant footprint was as follows:

	TH	BK	PLK	Total
Franchise Restaurants(1)
Sites owned by us and leased to franchisees	761	662	33	1,456
Sites leased by us and subleased to franchisees	2,825	787	48	3,660
Sites owned/leased directly by franchisees	1,359	17,124	3,329	21,812
Total franchise restaurant sites	4,945	18,573	3,410	26,928
Company Restaurants
Sites owned by us	—	16	10	26
Sites leased by us	4	36	31	71
Total company restaurant sites	4	52	41	97
Total system-wide restaurant sites	4,949	18,625	3,451	27,025
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
See Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for more information on certain legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Partnership Exchangeable Units
The Partnership exchangeable units trade on the Toronto Stock Exchange (“TSX”) under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange (“NYSE”) and the TSX under the ticker symbol “QSR”. As of February 15, 2021, there were 47 holders of record of Partnership exchangeable units.
Distribution Policy
On February 11, 2021, we announced that the RBI board of directors had declared a cash dividend of $0.53 per RBI common share for the first quarter of 2021. The dividend will be paid on April 6, 2021 to common shareholders of record on March 23, 2021. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. To fund the RBI common share dividend, Partnership will also make a corresponding distribution in respect of the Class A common units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the RBI common shares.
RBI is targeting a total of $2.12 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2021.
We do not have a formal distribution policy. However, pursuant to the partnership agreement, RBI, as our general partner, must cause us to make distributions on our Class A common units and Partnership exchangeable units, when a dividend has been declared and is payable in respect of RBI common shares.
Although RBI’s board of directors declared a cash distribution on Partnership exchangeable units for each quarter of 2020 and for the first quarter of 2021, any future distributions on Partnership exchangeable units will be determined at the discretion of RBI’s board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that RBI’s board of directors deems relevant. Although we are targeting a total of $2.12 in declared distributions per Partnership exchangeable unit for 2021, there is no assurance that we will achieve our target total dividend for 2021 and satisfy our debt service and other obligations.
Issuer Purchases of Equity Securities
During 2020, we received exchange notices representing 10,393,861 Partnership exchangeable units, including 7,098,893 during the fourth quarter of 2020. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by repurchasing 6,757,692 Partnership exchangeable units for approximately $380 million in cash and exchanging the remaining Partnership exchangeable units for the same number of newly issued RBI common shares. During 2019, we received exchange notices representing 42,016,392 Partnership exchangeable units and satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. During 2018, we received exchange notices representing 10,185,333 Partnership exchangeable units. We satisfied the exchange notices by repurchasing 10,000,000 Partnership exchangeable units for approximately $561 million in cash and exchanging the remaining Partnership exchangeable units for the same number of our newly issued RBI common shares. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of RBI's common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Stock Performance Graph
The following graph depicts the total return to the holders of Partnership exchangeable units from December 31, 2015 through December 31, 2020, relative to the performance of the Standard & Poor’s/TSX Composite Index and the Standard & Poor’s/TSX Capped Consumer Discretionary Index, a peer group. The graph assumes an investment of $100 in Partnership exchangeable units and each index on December 31, 2015 and the reinvestment of distributions paid since that date. The price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Restaurant Brands International Limited Partnership (TSX)	$100	$126	$153	$147	$178	$171
S&P/TSX Composite Index (C$)	$100	$121	$132	$120	$148	$156
S&P/TSX Capped Consumer Discretionary Index (C$)	$100	$111	$136	$114	$132	$157

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
Selected Financial Data
The following tables present our selected historical consolidated financial data as of the dates and for each of the periods indicated. The selected historical financial data as of December 31, 2020 and December 31, 2019 and for 2020, 2019 and 2018 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2018, December 31, 2017 and December 31, 2016 and for 2017 and 2016 have been derived from our audited consolidated financial statements and notes thereto, which are not included in this report.
Effective January 1, 2019, we adopted the new lease accounting standard ("New Lease Standard"). Our consolidated financial statements for 2020 and 2019 reflect the application of the New Lease Standard, while our consolidated financial statements for periods prior to 2019 were prepared under the guidance of the previously applicable lease accounting standard. Effective January 1, 2018, we adopted the new revenue recognition accounting standard ("New Revenue Recognition Standard"). Our consolidated financial statements for 2020, 2019 and 2018 reflect the application of the New Revenue Recognition Standard, while our consolidated financial statements for periods prior to 2018 were prepared under the guidance of previously applicable accounting standards.
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

	2020	2019	2018	2017(a)	2016
	(In millions, except per unit data)
Statement of Operations Data:
Revenues:
Sales	$2,013	$2,362	$2,355	$2,390	$2,205
Franchise and property revenues	2,955	3,241	3,002	2,186	1,941
Total revenues	4,968	5,603	5,357	4,576	4,146
Income from operations (b)	1,422	2,007	1,917	1,735	1,667
Net income (b)	750	1,111	1,144	1,235	956
Earnings per unit - Basic and Diluted:
Class A common units	$2.41	$3.18	$3.03	$3.10	$1.71
Partnership exchangeable units	$1.62	$2.40	$2.46	$2.59	$1.48
Distributions per unit:
Class A common units	$3.12	$2.70	$2.23	$0.92	$0.72
Partnership exchangeable units	$2.08	$2.00	$1.80	$0.78	$0.62
Other Financial Data:
Net cash provided by operating activities	$921	$1,476	$1,165	$1,431	$1,214
Net cash provided by (used for) investing activities	(79)	(30)	(44)	(858)	27
Net cash used for financing activities	(821)	(842)	(1,285)	(936)	(591)

	December 31,
	2020	2019	2018	2017(a)	2016
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,560	$1,533	$913	$1,097	$1,436
Total assets	22,777	22,360	20,141	21,224	19,125
Total debt and finance lease obligations	12,823	12,148	12,140	12,123	8,723
Total liabilities	19,056	18,101	16,523	16,663	12,339
Partnership preferred units	—	—	—	—	3,297
Total equity	3,721	4,259	3,618	4,561	3,489

(a)On March 27, 2017, we acquired PLK. Statement of operations data and other financial data includes PLK results from the acquisition date through December 31, 2017. Balance sheet data includes PLK data as of December 31, 2017.
(b)Amount includes $16 million of Corporate restructuring and tax advisory fees for 2020. Amount includes $31 million of Corporate restructuring and tax advisory fees and $6 million of Office centralization and relocation costs for 2019. Amount includes $10 million of PLK Transaction costs, $25 million of Corporate restructuring and tax advisory fees and $20 million of Office centralization and relocation costs for 2018. Amount includes $62 million of PLK Transaction costs and $2 million of Corporate restructuring and tax advisory fees for 2017. Amount includes $16 million of integration costs for 2016 in connection with the implementation of initiatives to integrate the back-office processes of TH and BK to enhance efficiencies.
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
•Net restaurant growth refers to the net increase/(decrease) in restaurant count (openings, net of permanent closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period.
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

	2020	2019	2018
System-wide sales growth
Tim Hortons	(17.5)%	(0.3)%	2.4%
Burger King	(11.1)%	9.3%	8.9%
Popeyes	17.7%	18.5%	8.9%
Consolidated	(8.6)%	8.3%	7.4%
System-wide sales ($ in millions)
Tim Hortons	$5,488	$6,716	$6,869
Burger King	$20,038	$22,921	$21,624
Popeyes	$5,143	$4,397	$3,732
Consolidated	$30,669	$34,034	$32,225
Comparable sales
Tim Hortons	(15.7)%	(1.5)%	0.6%
Burger King	(7.9)%	3.4%	2.0%
Popeyes	13.8%	12.1%	1.6%
Net restaurant growth
Tim Hortons	0.3%	1.8%	2.1%
Burger King	(1.1)%	5.9%	6.1%
Popeyes	4.1%	6.9%	7.3%
Consolidated	(0.2)%	5.2%	5.5%
System Restaurant count
Tim Hortons	4,949	4,932	4,846
Burger King	18,625	18,838	17,796
Popeyes	3,451	3,316	3,102
Consolidated	27,025	27,086	25,744

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with Part II, Item 6 “Selected Financial Data” of this Annual Report for the year ended December 31, 2020 (our “Annual Report”) and our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
The following discussion includes information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws as described in further detail under “Special Note Regarding Forward-Looking Statements” that is set forth below. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed in the “Special Note Regarding Forward-Looking Statements” below. In addition, please refer to the risks set forth under the caption “Risk Factors” included in this Annual Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results. Other than as required under the U.S. Federal securities laws or the Canadian securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.
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
Overview
We are an Ontario limited partnership that serves as the indirect holding company for Tim Hortons, Burger King and Popeyes and their consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with approximately $31 billion in system-wide sales and approximately 27,000 restaurants in more than 100 countries as of December 31, 2020. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchise business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) had a substantial impact on our global restaurant operations in 2020. System-wide sales growth, system-wide sales, comparable sales and net restaurant growth were also negatively impacted for 2020 as a result of the impact of COVID-19. During 2020, substantially all TH, BK and PLK restaurants remained open in North America with limited operations, such as drive-thru, takeout and delivery (where applicable) and that currently remains the case. While certain markets have opened for dine-in guests, the capacity may be limited, and local conditions may lead to closures or increased limitations. Some international markets temporarily closed most or all restaurants and the restaurants that remained open or have reopened may have limited operations. As of the end of December 2020, over 96% of our restaurants were open worldwide, including substantially all of our restaurants in North America and Asia Pacific and approximately 94% of our restaurants were open in Europe, Middle East and Africa.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue to have, an adverse effect on many of our franchisees’ liquidity and we have worked closely with our franchisees around the world to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis. During 2020, we offered rent relief programs to eligible TH franchisees in Canada and eligible BK franchisees in the U.S. and Canada who lease property from us. The rent relief program offered to eligible BK franchisees concluded during the third quarter of 2020 and the rent relief program offered to eligible TH franchisees was extended through the end of 2021. While in effect, these programs provided working capital support to franchisees and resulted in a reduction in our property revenues. See Note 9, Leases, to the accompanying audited consolidated financial statements.
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
During 2020, we recorded higher bad debt expense than 2019 and 2018. While these receivables remain contractually due and payable to us, the certainty of the amount and timing of payments has been impacted by the COVID-19 pandemic. Therefore, our bad debt expense during 2020 reflects an adjustment to our historical collections experience to incorporate an estimate of the impact of current economic conditions resulting from the COVID-19 pandemic. Actual collections may be materially higher or lower than this estimate reflects since it is reasonably possible the duration and future impact of the COVID-19 pandemic on our business or our franchisees may differ from our assumptions.
With the pandemic affecting consumer behavior, the importance of digital sales, including delivery, has grown. We expect to continue to support enhancements of our digital and marketing capabilities. While we do not know the full future impact COVID-19 will have on our business, we expect to see a continued impact from COVID-19 on our results in 2021.
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

The most significant effect of this transition that affects comparability of our results of operations between 2019 and 2018 includes the recognition of lease income and lease cost on a gross basis for lessee reimbursements of costs such as property taxes and maintenance when we are the lessor in the lease. Although there was no net impact to our consolidated statement of operations from this change, the presentation resulted in total increases to both franchise and property revenues and franchise and property expenses of $130 million ($85 million related to our TH segment, $43 million related to our BK segment and $2 million related to our PLK segment) during 2019 compared to 2018, when such amounts were recorded on a net basis.
Corporate Restructuring and Tax Advisory Costs
We recorded $16 million, $31 million and $25 million of costs during 2020, 2019 and 2018, respectively, which are classified as selling, general and administrative expenses in our consolidated statements of operations, arising primarily from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including consulting services related to the interpretation of final and proposed regulations and guidance issued by the U.S. Treasury, the IRS and state tax authorities in their ongoing efforts to interpret and implement comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and related state and local tax implications (“Corporate restructuring and tax advisory fees”).
Popeyes Acquisition and PLK Transaction Costs
On March 27, 2017, we completed the acquisition of Popeyes Louisiana Kitchen, Inc. (the "Popeyes Acquisition"). In connection with the Popeyes Acquisition, we incurred certain non-recurring fees and expenses (“PLK Transaction costs”) totaling $10 million during 2018 consisting primarily of professional fees and compensation related expenses, all of which are classified as selling, general and administrative expenses in the consolidated statements of operations. We did not incur any PLK Transaction costs during 2020 and 2019.
Office Centralization and Relocation Costs
In connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, we incurred certain non-operational expenses (“Office centralization and relocation costs”) totaling $6 million during 2019 and $20 million during 2018 consisting primarily of moving costs, relocation-driven compensation expenses, and duplicate rent expenses during 2018, which are classified as selling, general and administrative expenses in the consolidated statement of operations. We did not incur any Office centralization and relocation costs during 2020.
Results of Operations
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

				2020 vs. 2019			2019 vs. 2018
Consolidated	2020	2019	2018	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,013	$2,362	$2,355	$(349)	$(20)	$(329)	$7	$(44)	$51
Franchise and property revenues	2,955	3,241	3,002	(286)	(29)	(257)	239	(52)	291
Total revenues	4,968	5,603	5,357	(635)	(49)	(586)	246	(96)	342
Operating costs and expenses:
Cost of sales	1,610	1,813	1,818	203	15	188	5	34	(29)
Franchise and property expenses	528	540	422	12	3	9	(118)	7	(125)
Selling, general and administrative expenses	1,264	1,264	1,214	—	3	(3)	(50)	10	(60)
(Income) loss from equity method investments	39	(11)	(22)	(50)	—	(50)	(11)	(3)	(8)
Other operating expenses (income), net	105	(10)	8	(115)	(1)	(114)	18	(3)	21
Total operating costs and expenses	3,546	3,596	3,440	50	20	30	(156)	45	(201)
Income from operations	1,422	2,007	1,917	(585)	(29)	(556)	90	(51)	141
Interest expense, net	508	532	535	24	—	24	3	—	3
Loss on early extinguishment of debt	98	23	—	(75)	—	(75)	(23)	—	(23)
Income before income taxes	816	1,452	1,382	(636)	(29)	(607)	70	(51)	121
Income tax expense	66	341	238	275	(3)	278	(103)	12	(115)
Net income	$750	$1,111	$1,144	$(361)	$(32)	$(329)	$(33)	$(39)	$6
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

				2020 vs. 2019			2019 vs. 2018
TH Segment	2020	2019	2018	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$1,876	$2,204	$2,201	$(328)	$(20)	$(308)	$3	$(44)	$47
Franchise and property revenues	934	1,140	1,091	(206)	(10)	(196)	49	(22)	71
Total revenues	2,810	3,344	3,292	(534)	(30)	(504)	52	(66)	118
Cost of sales	1,484	1,677	1,688	193	15	178	11	34	(23)
Franchise and property expenses	341	358	279	17	3	14	(79)	6	(85)
Segment SG&A	284	309	314	25	3	22	5	6	(1)
Segment depreciation and amortization (b)	113	106	102	(7)	1	(8)	(4)	2	(6)
Segment income (c)	823	1,122	1,127	(299)	(10)	(289)	(5)	(22)	17

(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.
(c)TH segment income includes $9 million, $16 million and $15 million of cash distributions received from equity method investments for 2020, 2019 and 2018, respectively.

				2020 vs. 2019			2019 vs. 2018
BK Segment	2020	2019	2018	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$64	$76	$75	$(12)	$—	$(12)	$1	$—	$1
Franchise and property revenues	1,538	1,701	1,576	(163)	(18)	(145)	125	(30)	155
Total revenues	1,602	1,777	1,651	(175)	(18)	(157)	126	(30)	156
Cost of sales	65	71	67	6	—	6	(4)	—	(4)
Franchise and property expenses	176	168	131	(8)	—	(8)	(37)	1	(38)
Segment SG&A	588	600	577	12	1	11	(23)	3	(26)
Segment depreciation and amortization (b)	49	49	48	—	—	—	(1)	—	(1)
Segment income (d)	823	994	928	(171)	(17)	(154)	66	(26)	92
(d)BK segment income includes $6 million and $5 million of cash distributions received from equity method investments for 2019 and 2018, respectively. No significant cash distributions were received from equity method investments in 2020.

				2020 vs. 2019			2019 vs. 2018
PLK Segment	2020	2019	2018	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$73	$82	$79	$(9)	$—	$(9)	$3	$—	$3
Franchise and property revenues	483	400	335	83	(1)	84	65	(1)	66
Total revenues	556	482	414	74	(1)	75	68	(1)	69
Cost of sales	61	65	63	4	—	4	(2)	—	(2)
Franchise and property expenses	11	14	12	3	—	3	(2)	—	(2)
Segment SG&A	273	225	193	(48)	—	(48)	(32)	—	(32)
Segment depreciation and amortization (b)	8	11	10	3	—	3	(1)	—	(1)
Segment income	218	188	157	30	(1)	31	31	(1)	32

Comparable Sales
TH comparable sales were (15.7)% during 2020, including Canada comparable sales of (16.5)%.
BK comparable sales were (7.9)% during 2020, including U.S. comparable sales of (5.6)%.
PLK comparable sales were 13.8% during 2020, including U.S. comparable sales of 15.7%.

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
During 2020, the decrease in sales was driven primarily by a decrease of $308 million in our TH segment, a decrease of $12 million in our BK segment, a decrease of $9 million in our PLK segment, and an unfavorable FX impact of $20 million. The decrease in our TH segment was driven by a $312 million decrease in supply chain sales due to the decrease in system-wide sales, net of an increase in sales to retailers. The decrease in supply chain sales was partially offset by an increase of $4 million in Company restaurant revenue due to an increase in the number of Company restaurants.
During 2019, the increase in sales was driven by an increase of $47 million in our TH segment, primarily as a result of an increase in supply chain sales, an increase of $3 million in our PLK segment and an increase of $1 million in our BK segment, partially offset by an unfavorable FX Impact of $44 million.
During 2020, the decrease in cost of sales was driven primarily by a decrease of $178 million in our TH segment, a decrease of $6 million in our BK segment, a decrease of $4 million in our PLK segment and a $15 million favorable FX Impact. The decrease in our TH segment was driven primarily by a decrease of $185 million in supply chain cost of sales due to the decrease in system-wide sales, net of an increase in sales to retailers. The decrease in supply chain cost of sales was partially offset by a $7 million increase in Company restaurant cost of sales due to an increase in the number of Company restaurants.
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
During 2020, the decrease in franchise and property revenues was driven by a decrease of $196 million in our TH segment, a decrease of $145 million in our BK segment, and a $29 million unfavorable FX Impact, partially offset by an increase of $84 million in our PLK segment. The decrease in our TH segment was primarily driven by decreases in royalties and rent from decreases in system-wide sales and rent relief provided to eligible franchisees during the current period. The decrease in our BK segment was primarily driven by a decrease in royalties as a result of a decrease in system-wide sales. The increase in our PLK segment was primarily driven by an increase in royalties as a result of an increase in system-wide sales.
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
During 2020, the decrease in franchise and property expenses was driven by a decrease of $14 million in our TH segment, a decrease of $3 million in our PLK segment and a $3 million favorable FX Impact, partially offset by an increase of $8 million in our BK segment. Overall, the decrease was driven by a decrease in property expenses partially offset by an increase in bad debt expense.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were comprised of the following:

				2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
				Favorable / (Unfavorable)
TH Segment SG&A	$284	$309	$314	$25	8.1%	$5	1.6%
BK Segment SG&A	588	600	577	12	2.0%	(23)	(4.0)%
PLK Segment SG&A	273	225	193	(48)	(21.3)%	(32)	(16.6)%
Share-based compensation and non-cash incentive compensation expense	84	74	55	(10)	(13.5)%	(19)	(34.5)%
Depreciation and amortization	19	19	20	—	—%	1	5.0%
PLK Transaction costs	—	—	10	—	—%	10	100.0%
Corporate restructuring and tax advisory fees	16	31	25	15	48.4%	(6)	(24.0)%
Office centralization and relocation costs	—	6	20	6	100.0%	14	70.0%
Selling, general and administrative expenses	$1,264	$1,264	$1,214	$—	—%	$(50)	(4.1)%
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
During 2020, the decrease in Segment SG&A in our TH and BK segments was primarily due to a decrease in advertising fund expenses. During 2020, the increase in Segment SG&A in our PLK segment was primarily due to an increase in advertising fund expenses resulting from an increase in advertising fund revenue.
During 2019, the increase in Segment SG&A in our BK and PLK segments is primarily due to an increase in advertising fund expenses.
During 2020 and 2019, the increases in share-based compensation and non-cash incentive compensation expense was primarily due to increases in the number of equity awards granted during 2020 and 2019, respectively.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
The change in (income) loss from equity method investments during 2020 was primarily driven by an increase in equity method investment net losses that we recognized during the current year, driven by the negative impact of the COVID-19 pandemic, and the non-recurrence of an $11 million non-cash dilution gain during 2019 from the issuance of additional shares in connection with a merger by one of our equity method investees.
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

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2020	2019	2018
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$6	$7	$19
Litigation settlements and reserves, net	7	2	11
Net losses (gains) on foreign exchange	100	(15)	(33)
Other, net	(8)	(4)	11
Other operating expenses (income), net	$105	$(10)	$8
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflects accruals and proceeds received in connection with litigation matters.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net

	2020	2019	2018
Interest expense, net	$508	$532	$535
Weighted average interest rate on long-term debt	4.4%	5.0%	5.0%
During 2020, interest expense, net decreased primarily due to a decrease in the weighted average interest rate in the current year driven by the decrease in interest rates, the 2019 refinancing of our senior secured debt and the 2020 refinancing of a portion of our senior notes, partially offset by an increase in long-term debt.
Interest expense, net for 2019 was consistent with 2018.
Loss on Early Extinguishment of Debt
During 2020, we recorded a $98 million loss on early extinguishment of debt that primarily reflects the payment of premiums and the write-off of unamortized debt issuance costs in connection with the redemption of the entire outstanding principal balance of $2,800 million of 5.00% second lien secured notes due October 15, 2025 and the redemption of $725 million of the original outstanding principal balance of $1,500 million of 4.25% first lien notes due May 15, 2024.
During 2019, we recorded a $23 million loss on early extinguishment of debt that primarily reflects the write-off of unamortized debt issuance costs and discounts and fees incurred in connection with the redemption of the entire outstanding principal balance of $1,250 million of 4.625% first lien secured notes due January 15, 2022, the partial principal amount prepayments of our existing senior secured term loan and the refinancing of our existing senior secured term loan.
Income Tax Expense
Our effective tax rate was 8.0% in 2020 and 23.5% in 2019. The effective tax rate for the twelve months ended December 31, 2020 reflects a $105 million increase in deferred tax assets, consisting of $64 million related to the analysis of final guidance regarding a tax attribute carryfoward affected by the Tax Act received during 2020 and $41 million related to Swiss tax reform. This increase in deferred tax assets reduced the effective tax rate by 12.9% during 2020. The effective tax rate for 2019 reflects a $37 million income tax expense provision adjustment related to a prior restructuring transaction not applicable to ongoing operations which increased the effective tax rate by 2.5% during 2019.
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

Net Income
We reported net income of $750 million for 2020 compared to net income of $1,111 million for 2019. The decrease in net income is primarily due to a $299 million decrease in TH segment income, a $171 million decrease in BK segment income, a $115 million unfavorable change in the results from other operating expenses (income), net, a $75 million increase in the loss on early extinguishment of debt, a $37 million unfavorable change from the impact of equity method investments, a $10 million increase in share-based compensation and non-cash incentive compensation expense, and a $4 million increase in depreciation and amortization. These factors were partially offset by a $275 million decrease in income tax expense, a $30 million increase in PLK segment income, a $24 million decrease in interest expense, net, a $15 million decrease in Corporate restructuring and tax advisory fees, and the non-recurrence of $6 million of Office centralization and relocation costs. Amounts above include a total unfavorable FX Impact to net income of $32 million.
We reported net income of $1,111 million for 2019 compared to net income of $1,144 million for 2018. The decrease in net income is primarily due to a $103 million increase in income tax expense, a $23 million loss on early extinguishment of debt in 2019, a $19 million increase in share-based compensation and non-cash incentive compensation expense, a $14 million unfavorable change from the impact of equity method investments, a $6 million increase in Corporate restructuring and tax advisory fees, and a $5 million decrease in TH segment income. These factors were partially offset by a $66 million increase in BK segment income, a $31 million increase in PLK segment income, an $18 million favorable change in the results from other operating expenses (income), net, a $14 million decrease in Office centralization and relocation costs and the non-recurrence of $10 million of PLK Transaction costs incurred in the prior period. Amounts above include a total unfavorable FX Impact to net income of $39 million.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and are responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs incurred in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including consulting services related to the interpretation of final and proposed regulations and guidance under the Tax Act and professional fees and compensation related expenses in connection with the Popeyes Acquisition. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
				Favorable / (Unfavorable)
Segment income:
TH	$823	$1,122	$1,127	$(299)	$(5)
BK	823	994	928	(171)	66
PLK	218	188	157	30	31
Adjusted EBITDA	1,864	2,304	2,212	(440)	92
Share-based compensation and non-cash incentive compensation expense	84	74	55	(10)	(19)
PLK Transaction costs	—	—	10	—	10
Corporate restructuring and tax advisory fees	16	31	25	15	(6)
Office centralization and relocation costs	—	6	20	6	14
Impact of equity method investments (a)	48	11	(3)	(37)	(14)
Other operating expenses (income), net	105	(10)	8	(115)	18
EBITDA	1,611	2,192	2,097	(581)	95
Depreciation and amortization	189	185	180	(4)	(5)
Income from operations	1,422	2,007	1,917	(585)	90
Interest expense, net	508	532	535	24	3
Loss on early extinguishment of debt	98	23	—	(75)	(23)
Income tax expense	66	341	238	275	(103)
Net income	$750	$1,111	$1,144	$(361)	$(33)

(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The decrease in Adjusted EBITDA for 2020 reflects the decreases in segment income in our TH and BK segments, partially offset by an increase in segment income in our PLK segment. Segment income in our TH and BK segments for 2020 includes a decrease of $24 million related to the timing of advertising fund revenue and expenses.
The increase in Adjusted EBITDA for 2019 reflects the increases in segment income in our BK and PLK segments, partially offset by decreases in our TH segment.
The decrease in EBITDA for 2020 is primarily due to decreases in segment income in our TH and BK segments and unfavorable results from other operating expenses (income), net, the impact of equity method investments, and an increase in share-based compensation and non-cash incentive compensation expense, partially offset by an increase in segment income in our PLK segment, a decrease in Corporate restructuring and tax advisory fees, and the non-recurrence of Office centralization and relocation costs.
The increase in EBITDA for 2019 is primarily due to an increase in segment income in our BK and PLK segments, favorable results from other operating expenses (income), net, a decrease in office centralization and relocation costs, and the non-recurrence of PLK Transaction costs, partially offset by an increase in share-based compensation and non-cash incentive compensation expense, unfavorable results from the impact of equity method investments, an increase in Corporate restructuring and tax advisory fees, and a decrease in segment income in our TH segment.

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
At December 31, 2020, we had cash and cash equivalents of $1,560 million and working capital of $663 million. In addition, at December 31, 2020, we had borrowing availability of $998 million under our Revolving Credit Facility (defined below).
During 2020, we received exchange notices representing 10,393,861 Partnership exchangeable units, including 7,098,893 received during the fourth quarter of 2020. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by repurchasing 6,757,692 Partnership exchangeable units on October 2, 2020 for approximately $380 million in cash and exchanging the remaining Partnership exchangeable units for the same number of our newly issued RBI common shares.
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
On October 5, 2020, the Borrowers entered into an indenture (the “2020 4.00% Senior Notes Indenture”) in connection with the issuance of $1,400 million of 4.00% second lien notes due October 15, 2030 (the “October 2020 4.00% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the October 2020 4.00% Senior Notes were used to redeem $1,350 million of our existing $2,800 million 2017 5.00% Senior Notes (due October 15, 2025) and pay related redemption premiums, fees and expenses.
On November 2, 2020, the Borrowers issued $1,500 million in aggregate principal amount of 4.00% second lien notes due October 15, 2030 (the "November 2020 4.00% Senior Notes" and together with the October 2020 4.00% Senior Notes, the "2020 4.00% Senior Notes"), which were issued as additional notes under the 2020 4.00% Senior Notes Indenture. The November 2020 4.00% Senior Notes are treated as a single series with the October 2020 4.00% Senior Notes and have the same terms for all purposes under the 2020 4.00% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase. The net proceeds from the offering of the November 2020 4.00% Senior Notes were used to redeem the remaining $1,450 million principal amount outstanding of the 2017 5.00% Senior Notes and pay related redemption premiums, fees and expenses.
On November 9, 2020, the Borrowers entered into an indenture (the “2020 3.50% Senior Notes Indenture”) in connection with the issuance of $750 million in aggregate principal amount of 3.50% first lien notes due February 15, 2029 (the “2020 3.50% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 3.50% Senior Notes were used to redeem $725 million of our 4.25% first lien notes due 2024 and pay related redemption premiums, fees and expenses.
Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue for an uncertain period to have, an adverse effect on our franchisees’ liquidity and we have worked closely with our franchisees around the world to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis. We provided cash flow support by extending loans to eligible BK franchisees in the U.S. during the second and third quarters of 2020 and by advancing certain cash payments to eligible TH franchisees in Canada during the second quarter of 2020. Also, during 2020, we offered a rent relief program for eligible TH franchisees in Canada and BK franchisees in the U.S. and Canada and temporarily extended payment terms for eligible TH and BK franchisees in Canada and the U.S. who lease property from us. The rent relief program offered to eligible BK franchisees concluded during the third quarter of 2020 and the rent relief program offered to eligible TH franchisees was extended through the end of 2021. We also temporarily deferred franchisee capital investment commitments for restaurant renovations and new restaurant development globally, based on individual circumstances of relevant markets and restaurant owners. These actions are expected to adversely affect our cash flow and financial results at least through the end of 2021. In addition to these actions, we may decide to take additional steps to assist in the financial stabilization of our franchisees, which could impact our liquidity and our financial results.
On August 2, 2016, the RBI board of directors approved a share repurchase authorization that allows RBI to purchase up to $300 million of RBI common shares through July 2021. Repurchases under this authorization will be made in the open market or through privately negotiated transactions. On August 6, 2020, RBI announced that the Toronto Stock Exchange (the “TSX”) had accepted the notice of RBI's intention to renew the normal course issuer bid. Under this normal course issuer bid, RBI is permitted to repurchase up to 30,000,015 RBI common shares for the one-year period commencing on August 8, 2020 and ending on August 7, 2021, or earlier if RBI completes the repurchases prior to such date. Share repurchases under the normal course issuer bid will be made through the facilities of the TSX, the New York Stock Exchange (the “NYSE”) and/or other exchanges and alternative Canadian or foreign trading systems, if eligible, or by such other means as may be permitted by the TSX and/or the NYSE under applicable law. Partnership unitholders and RBI shareholders may obtain a copy of the prior notice, free of charge, by contacting us. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. As of the date of this report, there have been no RBI common share repurchases under the normal course issuer bid.
We provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of unremitted earnings. We will continue to monitor our plans for foreign earnings but our expectation is to continue to provide taxes on unremitted earnings.
Debt Instruments and Debt Service Requirements
As of December 31, 2020, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2020 5.75% Senior Notes, 2020 3.50% Senior Notes, 2019 4.375% Senior Notes, 2020 4.00% Senior Notes and TH Facility (each as defined herein), and obligations under finance leases. For further information about our long-term debt, see Note 8 to the accompanying consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data” of our Annual Report.
Credit Facilities
As of December 31, 2020, there was $6,028 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities”) with a weighted average interest rate of 1.84%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR as of December 31, 2020, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $112 million in interest payments and $72 million in principal payments. In addition, based on LIBOR as of December 31, 2020, net cash settlements that we expect to pay on our $4,000 million interest rate swaps are estimated to be approximately $90 million for the next twelve months. The Term Loan A matures on October 7, 2024 and the Term Loan B matures on November 19, 2026, and we may prepay the Term Loan Facilities in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facilities may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2020, we had no amounts outstanding under our secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. The interest rate applicable to amounts drawn under each letter of credit ranges from 0.75% to 1.50%, depending on our net first lien leverage ratio.
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
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Corporation, Popeyes Louisiana Kitchen, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
Senior Notes
In May 2017, the Borrowers entered into an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior secured notes due May 15, 2024 (the “2017 4.25% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 3.50% Senior Notes were used to redeem $725 million of our 4.25% first lien notes due 2024 and pay related redemption premiums, fees and expenses.
On September 24, 2019, the Borrowers entered into an indenture (the "2019 3.875% Senior Notes Indenture") in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the "2019 3.875% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually.
On November 19, 2019, the Borrowers entered into an indenture (the "2019 4.375% Senior Notes Indenture" and together with the above indentures, including the indentures entered into during 2020, the "Senior Notes Indentures") in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the "2019 4.375% Senior Notes"). No principal payments are due until maturity and interest is paid semi-annually.
The Borrowers may redeem a series of senior notes, in whole or in part, at any time prior to May 15, 2020 for the 2017 4.25% Senior Notes, April 15, 2022 for the 2020 5.75% Senior Notes, September 15, 2022 for the 2019 3.875% Senior Notes, November 15, 2022 for the 2019 4.375% Senior Notes, February 15, 2024 for the 2020 3.50% Senior Notes, and October 15, 2025 for the 2020 4.00% Senior Notes at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the Borrowers may redeem, in whole or in part, the 2017 4.25% Senior Notes, 2020 5.75% Senior Notes, 2019 3.875% Senior Notes, 2019 4.375% Senior Notes, 2020 3.50% Senior Notes and 2020 4.00% Senior Notes on or after the applicable date noted above, at the redemption prices set forth in the applicable Senior Notes Indenture. The Senior Notes Indentures also contain redemption provisions related to tender offers, change of control and equity offerings, among others.
Based on the amounts outstanding at December 31, 2020, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $266 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2020, we had outstanding C$222 million under the TH Facility with a weighted average interest rate of 1.86%.
Based on the amounts outstanding under the TH Facility as of December 31, 2020, required debt service for the next twelve months is estimated to be approximately $3 million in interest payments and $7 million in principal payments.

Restrictions and Covenants
Our Credit Facilities and the Senior Notes Indentures contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; and engage in certain transactions with affiliates. In addition, under the Credit Facilities and subject to the provisions of the Fifth Amendment described above, the Borrowers are not permitted to exceed a net first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter beginning with the first quarter of 2020, any amounts are outstanding under the Term Loan A and/or outstanding revolving loans, swingline loans and certain letters of credit exceed 30.0% of the commitments under the Revolving Credit Facility. As indicated above, the Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021.
The restrictions under the Credit Facilities and the Senior Notes Indentures have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2020, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions
On January 5, 2021, RBI paid a dividend of $0.52 per RBI common share and Partnership made a distribution on the same day to RBI as holder of Class A common units in the amount of the aggregate dividends paid by RBI on RBI common shares. On January 5, 2021, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per Partnership exchangeable unit.
On February 11, 2021, we announced that the RBI board of directors had declared a quarterly cash dividend of $0.53 per common share for the first quarter of 2020, payable on April 6, 2021 to RBI shareholders of record on March 23, 2021. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of an RBI common share. The record date and payment date for these distributions on the Partnership exchangeable units are to be the same as the relevant record date and payment date for the corresponding dividends on RBI common shares. Accordingly, Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
RBI and Partnership are targeting a total of $2.12 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2021.
Because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of February 15, 2021, we had outstanding 202,006,067 Class A common units issued to RBI and 155,113,338 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and RBI’s outstanding equity awards, see Note 13 to the accompanying consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $921 million in 2020, compared to $1,476 million in 2019. The decrease in cash provided by operating activities was driven by a decrease in TH segment income, a decrease in BK segment income, an increase in cash used for working capital and an increase in income tax payments. These factors were partially offset by a decrease in interest payments, a decrease in tenant inducements paid to franchisees and an increase in PLK segment income.
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
Investing Activities
Cash used for investing activities was $79 million in 2020, compared to $30 million in 2019. The change in investing activities was driven by an increase in capital expenditures during the current period.
Cash used for investing activities was $30 million in 2019, compared to $44 million in 2018. The change in investing activities was driven primarily by a decrease in capital expenditures.
Financing Activities
Cash used for financing activities was $821 million in 2020, compared to $842 million in 2019. The decrease in cash used for financing activities was driven primarily by an increase in proceeds from issuance of long-term debt, partially offset by an increase in repayments of long-term debt and finance leases, the repurchase of Partnership exchangeable units in 2020, payments from derivatives in 2020 compared to proceeds from derivatives in 2019, an increase in RBI common share dividends and distributions on Partnership exchangeable units, and a decrease in proceeds from stock option exercises.
Cash used for financing activities was $842 million in 2019, compared to $1,285 million in 2018. The change in financing activities was driven primarily by proceeds from the Term Loan A and the issuances of the 2019 3.875% Senior Notes and the 2019 4.375% Senior Notes during 2019, an increase in proceeds from stock option exercises, proceeds from derivatives and the non-recurrence of the 2018 payments in connection with the December 2017 redemption of preferred shares. These factors were partially offset by the redemption of the 2015 4.625% Senior Notes during 2019, Term Loan B prepayments and refinancing during 2019, an increase in RBI common share dividends and distributions on Partnership exchangeable units and payment of financing costs.
Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2020 are shown in the following table.

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Credit Facilities, including interest (a)	$6,654	$186	$390	$964	$5,114
Senior Notes, including interest	8,445	266	532	1,733	5,914
Other long-term debt	190	10	26	154	—
Operating lease obligations (b)	1,677	198	361	303	815
Purchase commitments (c)	539	507	30	2	—
Finance lease obligations	488	50	95	86	257
Total	$17,993	$1,217	$1,434	$3,242	$12,100

(a)We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR as of December 31, 2020.
(b)Operating lease payment obligations have not been reduced by the amount of payments due in the future under subleases.
(c)Includes open purchase orders, as well as commitments to purchase certain food ingredients and advertising expenditures, and obligations related to information technology and service agreements.
We have not included in the contractual obligations table approximately $620 million of gross liabilities for unrecognized tax benefits relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits, see Note 10 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2020, no material amounts are outstanding under these guarantees.
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
We completed our impairment reviews for goodwill and the Brands as of October 1, 2020, 2019 and 2018 and no impairment resulted. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill or the Brands. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates. Based on the annual impairment tests performed in 2020, the fair values of all of our reporting units and Brands were substantially in excess of their carrying amounts.
Long-lived Assets
Long-lived assets (including intangible assets subject to amortization and lease right-of-use assets) are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.
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
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $2,100 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in accumulated other comprehensive income (loss) (“AOCI”) to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was a liability of $434 million as of December 31, 2020. The net unrealized losses, net of tax, related to these derivative instruments included in AOCI totaled $365 million as of December 31, 2020. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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

During 2020, income from operations would have decreased or increased approximately $73 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facilities and Revolving Credit Facility, which bear interest at LIBOR plus a spread, subject to a LIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. At December 31, 2020, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $4,000 million of our Term Loan Facilities. The total notional value of these interest rate swaps is $4,000 million, of which $3,500 million expire on November 19, 2026 and $500 million expire on September 30, 2026.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and LIBOR as of December 31, 2020, a hypothetical 1.00% increase in LIBOR would increase our annual interest expense by approximately $20 million.
The discontinuation of LIBOR after June 2023 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase.
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
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2020, 2019 or 2018. However, severe increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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

•The Partnership exchangeable units are exchangeable at any time, at the option of the holder (the “exchange right”), on a one-for-one basis for common shares of RBI (the “exchanged shares”), subject to RBI’s right as the general partner (subject to the approval of the conflicts committee in certain circumstances) to determine to settle any such exchange for a cash payment in lieu of RBI common shares. If RBI elects to make a cash payment in lieu of issuing common shares, the amount of the cash payment will be the weighted average trading price of the common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date (the “exchangeable units cash amount”). Written notice of the determination of the form of consideration shall be given to the holder of the Partnership exchangeable units exercising the exchange right no later than ten business days prior to the exchange date.
•If a dividend or distribution has been declared and is payable in respect of a common share of RBI, Partnership will make a distribution in respect of each Partnership exchangeable unit in an amount equal to the dividend or distribution in respect of a common share. The record date and payment date for distributions on the Partnership exchangeable units will be the same as the relevant record date and payment date for the dividends or distributions on RBI common shares.
•If RBI issues any common shares in the form of a dividend or distribution on the RBI common shares, Partnership will issue to each holder of Partnership exchangeable units, in respect of each exchangeable unit held by such holder, a number of Partnership exchangeable units equal to the number of common shares issued in respect of each common share.
•If RBI issues or distributes rights, options or warrants or other securities or assets of RBI to all or substantially all of the holders of its common shares, Partnership is required to make a corresponding distribution to holders of the Partnership exchangeable units.
•No subdivision or combination of RBI’s outstanding common shares is permitted unless a corresponding subdivision or combination of Partnership exchangeable units is made.
•RBI and its board of directors are prohibited from proposing or recommending an offer for its common shares or for the Partnership exchangeable units unless the holders of the Partnership exchangeable units and the holders of common shares are entitled to participate to the same extent and on an equitably equivalent basis.
•Upon a dissolution and liquidation of Partnership, if Partnership exchangeable units remain outstanding and have not been exchanged for RBI common shares, then the distribution of the assets of Partnership between holders of RBI common shares and holders of Partnership exchangeable units will be made on a pro rata basis based on the numbers of common shares and Partnership exchangeable units outstanding. Assets distributable to holders of Partnership exchangeable units will be distributed directly to such holders. Assets distributable in respect of RBI common shares will be distributed to RBI. Prior to this pro rata distribution, Partnership is required to pay to RBI sufficient amounts to fund RBI’s expenses or other obligations (to the extent related to RBI’s role as the general partner or its business and affairs that are conducted through Partnership or its subsidiaries) to ensure that any property and cash distributed to RBI in respect of the common shares will be available for distribution to holders of common shares in an amount per share equal to distributions in respect of each Partnership exchangeable unit. The terms of the Partnership exchangeable units do not provide for an automatic exchange of Partnership exchangeable units into common shares upon a dissolution or liquidation of Partnership or RBI.

•Approval of holders of the Partnership exchangeable units is required for an action (such as an amendment to the partnership agreement) that would affect the economic rights of a Partnership exchangeable unit relative to a common share of RBI.
•The holders of Partnership exchangeable units are indirectly entitled to vote in respect of matters on which holders of RBI common shares are entitled to vote, including in respect of the election of RBI’s directors, through a special voting share of RBI. The special voting share is held by a trustee, entitling the trustee to that number of votes on matters on which holders of common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. The trustee will exercise each vote attached to the special voting share only as directed by the relevant holder of Partnership exchangeable units and, in the absence of instructions from a holder of an exchangeable unit as to voting, will not exercise those votes. Except as otherwise required by the partnership agreement, voting trust agreement or applicable law, the holders of the Partnership exchangeable units are not directly entitled to receive notice of or to attend any meeting of the unitholders of Partnership or to vote at any such meeting.
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
Mandatory Exchange
Partnership may cause a mandatory exchange of the outstanding Partnership exchangeable units into RBI common shares in the event that (1) at any time there remain outstanding fewer than 5% of the number of Partnership exchangeable units outstanding as of the effective time of the Merger (other than Partnership exchangeable units held by RBI and its subsidiaries and as such number of Partnership exchangeable units may be adjusted in accordance with the partnership agreement); (2) any one of the following occurs: (i) any person, firm or corporation acquires directly or indirectly any voting security of RBI and immediately after such acquisition, the acquirer has voting securities representing more than 50% of the total voting power of all the then outstanding voting securities of RBI on a fully diluted basis, (ii) the shareholders of RBI shall approve a merger, consolidation, recapitalization or reorganization of

RBI, other than any transaction which would result in the holders of outstanding voting securities of RBI immediately prior to such transaction having at least a majority of the total voting power represented by the voting securities of the surviving entity outstanding immediately after such transaction, with the voting power of each such continuing holder relative to other continuing holders not being altered substantially in the transaction; or (iii) the shareholders of RBI shall approve a plan of complete liquidation of RBI or an agreement for the sale or disposition of RBI of all or substantially all of RBI’s assets, provided that, in each case, RBI, in its capacity as the general partner of Partnership, determines, in good faith and in its sole discretion, that such transaction involves a bona fide third party and is not for the primary purpose of causing the exchange of the Partnership exchangeable units in connection with such transaction; or (3) a matter arises in respect of which applicable law provides holders of Partnership exchangeable units with a vote as holders of units of Partnership in order to approve or disapprove, as applicable, any change to, or in the rights of the holders of, the Partnership exchangeable units, where the approval or disapproval, as applicable, of such change would be required to maintain the economic equivalence of the Partnership exchangeable units and the RBI common shares, and the holders of the Partnership exchangeable units fail to take the necessary action at a meeting or other vote of holders of Partnership exchangeable units to approve or disapprove, as applicable, such matter in order to maintain economic equivalence of the Partnership exchangeable units and the RBI common shares.

Special Note Regarding Forward-Looking Statements
Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our ability to become one of the most efficient franchised QSR operators in the world; (ii) the benefits of our fully franchised business model; (iii) the domestic and international growth opportunities for the Tim Hortons, Burger King and Popeyes brands, both in existing and new markets; (iv) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (v) our continued use of joint ventures structures and master franchise and development agreements in connection with our domestic and international expansion; (vi) the impact of our strategies on the growth of our Tim Hortons, Burger King and Popeyes brands and our profitability; (vii) our commitment to technology and innovation and our plans and strategies with respect to digital sales, our information systems and technology offerings and investments; (viii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (ix) our ability to drive traffic, expand our customer base and allow restaurants to expand into new dayparts through new product innovation; (x) the benefits accrued from sharing and leveraging best practices among our Tim Hortons, Burger King and Popeyes brands; (xi) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (xii) the impact of our cost management initiatives at each of our brands; (xiii) the continued use of certain franchise incentives and their impact on our financial results; (xiv) the impact of our modern image remodel initiative and our ability to mitigate the negative impact of such initiative on royalty rates through entry into new BK franchise agreements; (xv) the effects of the COVID-19 pandemic on our results of operations, business, liquidity and prospects and those of our franchisees; (xvi) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of liquidity used to satisfy such obligations; (xvii) our future uses of liquidity, including distribution payments and share repurchases; (xviii) our efforts to assist restaurant owners in maintaining liquidity and the impact of these programs on our future cash flow and financial results; (xix) the amount and timing of future Corporate restructuring and tax advisory fees and office centralization and relocation costs; (xx) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xxi) the amount of net cash settlements we expect to pay on our derivative instruments; (xxii) our tax positions and their compliance with applicable tax laws; (xxiii) certain accounting matters, including the impact of changes in accounting standards; (xxiv) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (xxv) the impact of inflation on our results of operations; (xxvi) the impact of governmental regulation, both domestically and internationally, on our business and financial and operational results; (xxvii) the adequacy of our facilities to meet our current requirements; (xxviii) our future financial and operational results; (xxix) certain litigation matters; (xxx) our target total distribution for 2021; and (xxxi) our sustainability initiatives and the impact of government sustainability regulation and initiatives.
These forward looking statements represent management’s expectations as of the date hereof. These forward-looking statements are based on certain assumptions and analyses that we made in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on master franchisees and subfranchisees to accelerate restaurant growth; (11) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (12) changes in applicable tax laws or interpretations thereof; and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results.

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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Partnership are being made only in accordance with authorizations of management and directors of RBI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Partnership’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of Partnership’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that Partnership’s internal control over financial reporting was effective as of December 31, 2020.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, Partnership’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors,
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Gross unrecognized tax benefits

As discussed in Notes 2 and 10 to the consolidated financial statements, the Partnership records a liability for unrecognized tax benefits associated with uncertain tax positions. The Partnership recognizes tax benefits from tax positions only if there is more than a 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities, based on the technical merits of the positions. As of December 31, 2020, the Partnership has recorded gross unrecognized tax benefits, excluding associated interest and penalties, of $497 million.

We identified the assessment of gross unrecognized tax benefits resulting from the implementation of certain tax planning strategies as a critical audit matter. Identifying and determining uncertain tax positions arising from implementing tax planning strategies involved a number of judgments and assumptions, which included complex considerations of tax law. As a result, subjective and complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Partnership’s interpretation of tax law and its determination of which tax positions have more than a 50% likelihood of being sustained upon examination.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s gross unrecognized tax benefit process, including controls related to 1) interpreting tax law, 2) identifying significant uncertain tax positions arising from tax planning strategies that were implemented during the year, 3) evaluating the tax consequences of the related strategies, and 4) evaluating which of the Partnership’s tax positions may not be sustained upon examination. In addition, we involved tax professionals with specialized skills and knowledge, who assisted in:

•obtaining an understanding of the Partnership’s tax planning strategies
•evaluating the Partnership’s interpretation of the relevant tax laws by developing an independent assessment
•evaluating the Partnership’s identification of uncertain tax positions to assess the tax consequences of these related tax positions
•performing an independent assessment of the Partnership’s tax positions and comparing our assessment to the Partnership’s assessment.
(signed) KPMG LLP
We have served as the Partnership's auditor since 1989.
Miami, Florida
February 23, 2021

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors,
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:
Opinion on Internal Control over Financial Reporting
We have audited Restaurant Brands International Limited Partnership and subsidiaries’ (the “Partnership”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 23, 2021

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,560	$1,533
Accounts and notes receivable, net of allowance of $42 and $13, respectively	536	527
Inventories, net	96	84
Prepaids and other current assets	72	52
Total current assets	2,264	2,196
Property and equipment, net of accumulated depreciation and amortization of $879 and $746, respectively	2,031	2,007
Operating lease assets, net	1,152	1,176
Intangible assets, net	10,701	10,563
Goodwill	5,739	5,651
Net investment in property leased to franchisees	66	48
Other assets, net	824	719
Total assets	$22,777	$22,360
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$464	$644
Other accrued liabilities	835	790
Gift card liability	191	168
Current portion of long-term debt and finance leases	111	101
Total current liabilities	1,601	1,703
Long-term debt, net of current portion	12,397	11,759
Finance leases, net of current portion	315	288
Operating lease liabilities, net of current portion	1,082	1,089
Other liabilities, net	2,236	1,698
Deferred income taxes, net	1,425	1,564
Total liabilities	19,056	18,101
Commitments and contingencies (Note 18)
Partners’ capital:
Class A common units - 202,006,067 units issued and outstanding at December 31, 2020 and December 31, 2019	7,994	7,786
Partnership exchangeable units - 155,113,338 units issued and outstanding at December 31, 2020; 165,507,199 units issued and outstanding at December 31, 2019	(3,002)	(2,353)
Accumulated other comprehensive income (loss)	(1,275)	(1,178)
Total Partners’ capital	3,717	4,255
Noncontrolling interests	4	4
Total equity	3,721	4,259
Total liabilities and equity	$22,777	$22,360
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership:

By:	/s/ Daniel Schwartz	By:	/s/ Ali Hedayat
	Daniel Schwartz, Co-Chairman of Restaurant Brands International Inc.		Ali Hedayat, Director of Restaurant Brands International Inc.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except unit data)

	2020	2019	2018
Revenues:
Sales	$2,013	$2,362	$2,355
Franchise and property revenues	2,955	3,241	3,002
Total revenues	4,968	5,603	5,357
Operating costs and expenses:
Cost of sales	1,610	1,813	1,818
Franchise and property expenses	528	540	422
Selling, general and administrative expenses	1,264	1,264	1,214
(Income) loss from equity method investments	39	(11)	(22)
Other operating expenses (income), net	105	(10)	8
Total operating costs and expenses	3,546	3,596	3,440
Income from operations	1,422	2,007	1,917
Interest expense, net	508	532	535
Loss on early extinguishment of debt	98	23	—
Income before income taxes	816	1,452	1,382
Income tax expense	66	341	238
Net income	750	1,111	1,144
Net income attributable to noncontrolling interests	2	2	1
Net income attributable to common unitholders	$748	$1,109	$1,143
Earnings per unit - basic and diluted (Note 3):
Class A common units	$2.41	$3.18	$3.03
Partnership exchangeable units	$1.62	$2.40	$2.46
Weighted average units outstanding - basic and diluted (Note 3):
Class A common units	202	202	202
Partnership exchangeable units	162	194	216
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2020	2019	2018
Net income	$750	$1,111	$1,144

Foreign currency translation adjustment	332	409	(831)
Net change in fair value of net investment hedges, net of tax of $60, $32, and $(101)	(242)	(86)	282
Net change in fair value of cash flow hedges, net of tax of $91, $29, and $7	(244)	(77)	(19)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(27), $(6), and $(5)	73	15	14
Gain (loss) recognized on defined benefit pension plans and other items, net of tax of $3, $1, and $0	(16)	(2)	1
Other comprehensive income (loss)	(97)	259	(553)
Comprehensive income (loss)	653	1,370	591
Comprehensive income (loss) attributable to noncontrolling interests	2	2	1
Comprehensive income (loss) attributable to common unitholders	$651	$1,368	$590
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions of U.S. dollars, except unit data)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balances at December 31, 2017	202,006,067	$4,168	217,708,924	$1,276	$(884)	$1	$4,561
Cumulative effect adjustment (Note 14)	—	(132)	—	(118)	—	—	(250)
Distributions declared on Class A common units ($2.23 per unit)	—	(452)	—	—	—	—	(452)
Distributions declared on partnership exchangeable units ($1.80 per unit)	—	—	—	(387)	—	—	(387)
Exchange of Partnership exchangeable units for RBI common shares	—	11	(185,333)	(11)	—	—	—
Repurchase of Partnership exchangeable units	—	—	(10,000,000)	(561)	—	—	(561)
Capital contribution from RBI Inc.	—	116	—	—	—	—	116
Restaurant VIE distributions	—	—	—	—	—	—	—
Net income	—	612	—	531	—	1	1,144
Other comprehensive income (loss)	—	—	—	—	(553)	—	(553)
Balances at December 31, 2018	202,006,067	$4,323	207,523,591	$730	$(1,437)	$2	$3,618
Cumulative effect adjustment (Note 9)	—	12	—	9	—	—	21
Distributions declared on Class A common units ($2.70 per unit)	—	(545)	—	—	—	—	(545)
Distributions declared on partnership exchangeable units ($2.00 per unit)	—	—	—	(382)	—	—	(382)
Exchange of Partnership exchangeable units for RBI common shares	—	3,176	(42,016,392)	(3,176)	—	—	—
Capital contribution from RBI Inc.	—	177	—	—	—	—	177
Restaurant VIE distributions	—	—	—	—	—	—	—
Net income	—	643	—	466	—	2	1,111
Other comprehensive income (loss)	—	—	—	—	259	—	259
Balances at December 31, 2019	202,006,067	$7,786	165,507,199	$(2,353)	$(1,178)	$4	$4,259
Distributions declared on Class A common units ($3.12 per unit)	—	(631)	—	—	—	—	(631)
Distributions declared on partnership exchangeable units ($2.08 per unit)	—	—	—	(336)	—	—	(336)
Exchange of Partnership exchangeable units for RBI common shares	—	195	(3,636,169)	(195)	—	—	—
Repurchase of Partnership exchangeable units	—	—	(6,757,692)	(380)	—	—	(380)
Capital contribution from RBI Inc.	—	158	—	—	—	—	158
Restaurant VIE distributions	—	—	—	—	—	(2)	(2)
Net income	—	486	—	262	—	2	750
Other comprehensive income (loss)	—	—	—	—	(97)	—	(97)
Balances at December 31, 2020	202,006,067	$7,994	155,113,338	$(3,002)	$(1,275)	$4	$3,721
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2020	2019	2018
Cash flows from operating activities:
Net income	$750	$1,111	$1,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	185	180
Premiums paid and non-cash loss on early extinguishment of debt	97	16	—
Amortization of deferred financing costs and debt issuance discount	26	29	29
(Income) loss from equity method investments	39	(11)	(22)
Loss (gain) on remeasurement of foreign denominated transactions	100	(14)	(33)
Net (gains) losses on derivatives	32	(49)	(40)
Share-based compensation expense	74	68	48
Deferred income taxes	(208)	58	29
Other	28	6	5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(30)	(53)	19
Inventories and prepaids and other current assets	(10)	(15)	(7)
Accounts and drafts payable	(183)	112	41
Other accrued liabilities and gift card liability	16	(51)	(219)
Tenant inducements paid to franchisees	(22)	(54)	(52)
Other long-term assets and liabilities	23	138	43
Net cash provided by operating activities	921	1,476	1,165
Cash flows from investing activities:
Payments for property and equipment	(117)	(62)	(86)
Net proceeds from disposal of assets, restaurant closures and refranchisings	12	8	8
Settlement/sale of derivatives, net	33	24	17
Other investing activities, net	(7)	—	17
Net cash used for investing activities	(79)	(30)	(44)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,235	2,250	75
Repayments of long-term debt and finance leases	(4,708)	(2,266)	(74)
Payment of financing costs	(43)	(50)	(3)
Distributions paid on Class A and Partnership exchangeable units	(959)	(901)	(728)
Repurchase of Partnership exchangeable units	(380)	—	(561)
Capital contribution from RBI Inc.	82	102	61
(Payments) proceeds from derivatives	(46)	23	—
Other financing activities, net	(2)	—	(55)
Net cash used for financing activities	(821)	(842)	(1,285)
Effect of exchange rates on cash and cash equivalents	6	16	(20)
Increase (decrease) in cash and cash equivalents	27	620	(184)
Cash and cash equivalents at beginning of period	1,533	913	1,097
Cash and cash equivalents at end of period	$1,560	$1,533	$913
Supplemental cash flow disclosures:
Interest paid	$463	$584	$561
Income taxes paid	$267	$248	$433
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2020, we franchised or owned 4,949 Tim Hortons restaurants, 18,625 Burger King restaurants, and 3,451 Popeyes restaurants, for a total of 27,025 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) has had a substantial impact on our global restaurant operations during 2020. During 2020, some TH, BK and PLK restaurants were temporarily closed in certain countries and many of the restaurants that remained open had limited operations, such as drive-thru, takeout and delivery (where applicable) and that currently remains the case.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue for an uncertain period to have, an adverse effect on many of our franchisees’ liquidity and we have worked closely with our franchisees to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis, such as offering rent relief programs for eligible franchisees who lease property from us. See Note 9, Leases, for further information about the rent relief programs. Additionally, we provided cash flow support by extending loans to eligible BK franchisees in the U.S. during the second and third quarters of 2020, and by advancing certain cash payments to eligible TH franchisees in Canada during the second quarter of 2020.
During 2020, we recorded bad debt expense of $33 million compared to insignificant bad debt expense during 2019 and 2018. While these receivables remain contractually due and payable to us, the certainty of the amount and timing of payments has been impacted by the COVID-19 pandemic. Therefore, our bad debt expense during 2020 reflects an adjustment to our historical collections experience to incorporate an estimate of the impact of current economic conditions resulting from the COVID-19 pandemic. Actual collections may be materially higher or lower than this estimate reflects since it is reasonably possible the duration and future impact of the COVID-19 pandemic on our business or our franchisees may differ from our assumptions. Ongoing material adverse effects of the COVID-19 pandemic on our franchisees for an extended period could negatively affect our operating results, including reductions in revenue and cash flow and could impact our impairment assessments of accounts receivable, long-lived assets, intangible assets or goodwill.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of December 31, 2020 and 2019, we determined that we are the primary beneficiary of 38 and 35 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements.
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
Inventories
Inventories are carried at the lower of cost or net realizable value and consist primarily of raw materials such as green coffee beans and finished goods such as new equipment, parts, paper supplies and restaurant food items. The moving average method is used to determine the cost of raw materials and finished goods inventories held for sale to Tim Hortons franchisees.
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
We also have net investments in properties leased to franchisees, which meet the criteria of sales-type leases under ASC 842 or met the criteria of direct financing leases under the Previous Standard. Investments in sales-type leases and direct financing leases are recorded on a net basis. Profit or loss on sales-type leases is recognized at lease commencement and recorded in other operating expenses (income), net. Unearned income on direct financing leases is deferred, included in the net investment in the lease, and recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease.
We recognize variable lease payment income in the period when changes in facts and circumstances on which the variable lease payments are based occur.
Lessee Accounting
In accordance with ASC 842, in leases where we are the lessee, we recognize a right-of-use (“ROU”) asset and lease liability at lease commencement, which are measured by discounting lease payments using our incremental borrowing rate as the discount rate. We determine the incremental borrowing rate applicable to each lease by reference to our outstanding secured borrowings and implied spreads over the risk-free discount rates that correspond to the term of each lease, as adjusted for the currency of the lease. Subsequent amortization of the ROU asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. Reductions of the ROU asset and the change in the lease liability are included in changes in Other long-term assets and liabilities in the Consolidated Statement of Cash Flows.
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
We recognize variable lease cost in the period when changes in facts and circumstances on which the variable lease payments are based occur.
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
We completed our impairment tests for goodwill and the Brands as of October 1, 2020, 2019 and 2018 and no impairment resulted.
Long-Lived Assets
Long-lived assets, such as property and equipment, intangible assets subject to amortization and lease right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee; significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets or asset group. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we record an impairment charge equal to the excess, if any, of the net carrying value over fair value.
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
Derivative Financial Instruments
We recognize and measure all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. We may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain transactions.
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
We carry all of our derivatives at fair value and value them using various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about the fair value measurements of our derivative instruments, see Note 11, Derivative Instruments.
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of December 31,
	2020	2019
Fair value of our variable term debt and senior notes	$12,477	$12,075
Principal carrying amount of our variable term debt and senior notes	12,453	11,900
The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2020, 2019 and 2018 were based upon Level 3 inputs.
Revenue Recognition
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
Franchise revenues
Franchise revenues consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements (“MFDAs”). Under franchise agreements, we provide franchisees with (i) a franchise license, which includes a license to use our intellectual property and, in those markets where our subsidiaries manage an advertising fund, advertising and promotion management, (ii) pre-opening services, such as training and inspections, and (iii) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. The services we provide under franchise agreements are highly interrelated and dependent upon the franchise license and we concluded the services do not represent individually distinct performance obligations. Consequently, we bundle the franchise license performance obligation and promises to provide services into a single performance obligation, which we satisfy by providing a right to use our intellectual property over the term of each franchise agreement.

Royalties, including franchisee contributions to advertising funds managed by our subsidiaries, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Under our franchise agreements, advertising contributions paid by franchisees must be spent on advertising, product development, marketing and related activities. Initial and renewal franchise fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Our franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements other than MFDAs generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
We have a distinct performance obligation under our MFDAs to grant subfranchising rights over a stated term. Under the terms of MFDAs, we typically either receive an upfront fee paid in cash and/or receive noncash consideration in the form of an equity interest in the master franchisee or an affiliate of the master franchisee. We account for noncash consideration as investments in the applicable equity method investee and recognize revenue in an amount equal to the fair value of the equity interest received. Upfront fees from master franchisees, including the fair value of noncash consideration, are deferred and amortized over the MFDA term on a straight-line basis. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract.
The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. We recognize gift card breakage income proportionately as each gift card is redeemed using an estimated breakage rate based on our historical experience.
Property revenues
Property revenues consists of rental income from properties we lease or sublease to franchisees. Property revenues are accounted for in accordance with applicable accounting guidance for leases and are excluded from the scope of revenue recognition guidance.
Advertising and Promotional Costs
Company restaurants and franchise restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. Advertising contributions received from franchisees are included in franchise and property revenues and advertising expenses are included as selling, general and administrative expenses. Advertising expenses included in selling, general and administrative expenses totaled $857 million for 2020, $858 million for 2019 and $793 million for 2018. The advertising contributions by Company restaurants (including Restaurant VIEs) are eliminated in consolidation.
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
New Accounting Pronouncements
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
Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective commencing in 2021 with early adoption permitted. We do not anticipate the adoption of this new guidance will have a material impact on our Financial Statements.
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements and have not adopted any of the transition relief available under the new guidance as of December 31, 2020.

Note 3. Earnings Per Unit
Partnership uses the two-class method in the computation of earnings per unit. Pursuant to the terms of the partnership agreement, RBI, as the holder of the Class A common units, is entitled to receive distributions from Partnership in an amount equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Class B exchangeable limited partnership units (the “Partnership exchangeable units”) are entitled to receive distributions from Partnership in an amount per unit equal to the dividends payable by RBI on each RBI common share. Partnership’s net income available to common unitholders is allocated between the Class A common units and Partnership exchangeable units on a fully-distributed basis and reflects residual net income after noncontrolling interests. Basic and diluted earnings per Class A common unit is determined by dividing net income allocated to Class A common unitholders by the weighted average number of Class A common units outstanding for the period. Basic and diluted earnings per Partnership exchangeable unit is determined by dividing net income allocated to the Partnership exchangeable units by the weighted average number of Partnership exchangeable units outstanding during the period.
There are no dilutive securities for Partnership as the exercise of stock options will not affect the numbers of Class A common units or Partnership exchangeable units outstanding. However, the issuance of shares by RBI in future periods will affect the allocation of net income attributable to common unitholders between Partnership’s Class A common units and Partnership exchangeable units.

The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	2020	2019	2018
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$486	$643	$612
Net income allocated to Partnership exchangeable unitholders	262	466	531
Net income attributable to common unitholders	$748	$1,109	$1,143
Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202
Weighted average Partnership exchangeable units	162	194	216
Earnings per unit - basic and diluted:
Class A common units (a)	$2.41	$3.18	$3.03
Partnership exchangeable units (a)	$1.62	$2.40	$2.46
(a)Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.
Note 4. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2020	2019
Land	$1,007	$1,006
Buildings and improvements	1,192	1,148
Restaurant equipment	163	109
Furniture, fixtures, and other	242	210
Finance leases	289	245
Construction in progress	17	35
	2,910	2,753
Accumulated depreciation and amortization	(879)	(746)
Property and equipment, net	$2,031	$2,007
Depreciation and amortization expense on property and equipment totaled $140 million for 2020, $136 million for 2019 and $148 million for 2018.
Included in our property and equipment, net at December 31, 2020 and 2019 are $238 million and $222 million, respectively, of assets leased under finance leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $51 million and $23 million, respectively.

Note 5. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2020			2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$735	$(264)	$471	$720	$(225)	$495
Favorable leases	117	(66)	51	127	(65)	62
Subtotal	852	(330)	522	847	(290)	557
Indefinite-lived intangible assets:
Tim Hortons brand	$6,650	$—	$6,650	$6,534	$—	$6,534
Burger King brand	2,174	—	2,174	2,117	—	2,117
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	10,179	—	10,179	10,006	—	10,006
Intangible assets, net			$10,701			$10,563

Goodwill
Tim Hortons segment	$4,279			$4,207
Burger King segment	614			598
Popeyes segment	846			846
Total	$5,739			$5,651
Amortization expense on intangible assets totaled $43 million for 2020, $44 million for 2019, and $70 million for 2018. The change in the brands and goodwill balances during 2020 was due to the impact of foreign currency translation.
As of December 31, 2020, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2021	$41
2022	40
2023	38
2024	37
2025	35
Thereafter	331
Total	$522

Note 6. Equity Method Investments
The aggregate carrying amount of our equity method investments was $205 million and $266 million as of December 31, 2020 and 2019, respectively, and is included as a component of Other assets, net in our consolidated balance sheets. TH and BK both have equity method investments. PLK did not have any equity method investments as of December 31, 2020 and 2019.
With respect to our TH business, the most significant equity method investment is our 50.0% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $8 million, $13 million and $13 million during 2020, 2019 and 2018, respectively.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.3% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on December 31, 2020 is approximately $59 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on December 31, 2020 is approximately $47 million. As of December 31, 2020, the fair value of these equity method investments exceeds the carrying amount.
We have equity interests in entities that own or franchise Tim Hortons or Burger King restaurants. Franchise and property revenue recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2020	2019	2018
Revenues from affiliates:
Royalties	$289	$345	$310
Property revenues	32	33	36
Franchise fees and other revenue	14	10	11
Total	$335	$388	$357
We recognized rent expense associated with the TIMWEN Partnership of $15 million, $19 million, and $20 million during 2020, 2019 and 2018, respectively.
At December 31, 2020 and 2019, we had $52 million and $47 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and basis difference amortization. We recorded increases to the carrying value of our equity method investment balances and non-cash dilution gains in the amounts of $11 million and $20 million during 2019 and 2018, respectively. No non-cash dilution gains were recorded during 2020. The dilution gains resulted from the issuance of capital stock by our equity method investees, which reduced our ownership interests in these equity method investments. The dilution gains we recorded in connection with the issuance of capital stock reflect adjustments to the differences between the amount of underlying equity in the net assets of equity method investees before and after their issuance of capital stock.

Note 7. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2020	2019
Current:
Dividend payable	$239	$232
Interest payable	66	71
Accrued compensation and benefits	78	57
Taxes payable	122	126
Deferred income	42	35
Accrued advertising expenses	59	40
Restructuring and other provisions	12	8
Current portion of operating lease liabilities	137	126
Other	80	95
Other accrued liabilities	$835	$790
Non-current:
Taxes payable	$626	$579
Contract liabilities (see Note 14)	528	541
Derivatives liabilities	865	341
Unfavorable leases	81	103
Accrued pension	70	65
Deferred income	28	25
Other	38	44
Other liabilities, net	$2,236	$1,698

Note 8. Long-Term Debt
Long-term debt consist of the following (in millions):

	As of December 31,
	2020	2019
Term Loan B (due November 19, 2026)	$5,297	$5,350
Term Loan A (due October 7, 2024)	731	750
2017 4.25% Senior Notes (due May 15, 2024)	775	1,500
2019 3.875% Senior Notes (due January 15, 2028)	750	750
2020 5.75% Senior Notes (due April 15, 2025)	500	—
2020 3.50% Senior Notes (due February 15, 2029)	750	—
2017 5.00% Senior Notes (due October 15, 2025)	—	2,800
2019 4.375% Senior Notes (due January 15, 2028)	750	750
2020 4.00% Senior Notes (due October 15, 2030)	2,900	—
TH Facility and other	178	81
Less: unamortized deferred financing costs and deferred issuance discount	(155)	(148)
Total debt, net	12,476	11,833
Less: current maturities of debt	(79)	(74)
Total long-term debt	$12,397	$11,759

Credit Facilities
On September 6, 2019, two of our subsidiaries (the "Borrowers") entered into a fourth incremental facility amendment (the "Fourth Incremental Amendment") to the credit agreement governing our senior secured term loan facilities (the "Term Loan Facilities") and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Facilities"). Under the Fourth Incremental Amendment, (i) we obtained a new term loan in the aggregate principal amount of $750 million (the "Term Loan A") with a maturity date of October 7, 2024 (subject to earlier maturity in specified circumstances), (ii) the interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid, (iii) the aggregate principal amount of the commitments under our Revolving Credit Facility was increased to $1,000 million, (iv) the maturity date of the Revolving Credit Facility was extended from October 13, 2022 to October 7, 2024 (subject to earlier maturity in specified circumstances), and (v) the commitment fee on the unused portion of the Revolving Credit Facility was decreased from 0.25% to 0.15%. At December 31, 2020, the interest rate on the Term Loan A was 1.40%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $5 million until October 7, 2022 and thereafter in quarterly installments equal to $9 million until maturity, with the balance payable at maturity. The Term Loan A will require compliance with a net first lien leverage ratio (described below). Except as described herein, the Fourth Incremental Amendment did not materially change the terms of the Credit Facilities. In connection with the Fourth Incremental Amendment, we capitalized approximately $7 million in debt issuance costs.
Our Credit Facilities also include a senior secured term loan B facility (the "Term Loan B"). In September 2019, we voluntarily prepaid $235 million principal amount of our Term Loan B and, in connection with this prepayment, we recorded a loss on early extinguishment of debt of $4 million that primarily reflects the write-off of related unamortized debt issuance costs and discounts.
On November 19, 2019, the Borrowers entered into a fourth amendment (the "Fourth Amendment") to the credit agreement governing our Credit Facilities. Under the Fourth Amendment, (i) the outstanding aggregate principal amount under our Term Loan B was decreased to $5,350 million as a result of a repayment of $720 million from a portion of the net proceeds of the 2019 4.375% Senior Notes (defined below), (ii) the interest rate applicable to our Term Loan B was reduced to, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%, and (iii) the maturity date of our Term Loan B was extended from February 17, 2024 to November 19, 2026. At December 31, 2020, the interest rate on the Term Loan B was 1.90%. The principal amount of the Term Loan B amortizes in quarterly installments equal to $13 million until maturity, with the balance payable at maturity. Except as described herein, the Fourth Amendment did not materially change the terms of the Credit Facilities.
In connection with the Fourth Amendment, we capitalized approximately $24 million in debt issuance costs and original issue discount and recorded a loss on early extinguishment of debt of $16 million that primarily reflects the write-off of related unamortized debt issuance costs and discounts and fees incurred.
On April 2, 2020, the Borrowers entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement governing our Credit Facilities. The Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021. Additionally, for the periods ending September 30, 2021 and December 31, 2021, to determine compliance with the net first lien senior secured leverage ratio, we are permitted to annualize the Adjusted EBITDA (as defined in the Credit Agreement) for the three months ending September 30, 2021 and six months ending December 31, 2021, respectively, in lieu of calculating the ratio based on Adjusted EBITDA for the prior four quarters. There were no other material changes to the terms of the Credit Agreement.
Revolving Credit Facility
As of December 31, 2020, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. Under the Fourth Incremental Amendment, the interest rate applicable to amounts drawn under each letter of credit decreased from a range of 1.25% to 2.00% to a range of 0.75% to 1.50%, depending on our net first lien leverage ratio. As of December 31, 2020, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million.
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Corporation, Popeyes Louisiana Kitchen, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.

2017 4.25% First Lien Senior Notes
During 2017, the Borrowers entered into an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $1,500 million of 4.25% first lien senior notes due May 15, 2024 (the “2017 4.25% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2017 4.25% Senior Notes, together with other sources of liquidity, were used to redeem all of the outstanding RBI Class A 9.0% cumulative compounding perpetual voting preferred shares and for other general corporate purposes. In connection with the issuance of the 2017 4.25% Senior Notes, we capitalized approximately $13 million in debt issuance costs. As detailed below, during 2020 we redeemed $725 million of the 2017 4.25% Senior Notes.
Obligations under the 2017 4.25% Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrowers' Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Corporation, Popeyes Louisiana Kitchen, Inc. and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 2017 4.25% Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 2017 4.25% Senior Notes may be redeemed in whole or in part, on or after May 15, 2020 at the redemption prices set forth in the 2017 4.25% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2017 4.25% Senior Notes Indenture also contains redemption provisions related to tender offers, change of control and equity offerings, among others.
2019 3.875% First Lien Senior Notes
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
2020 5.75% First Lien Senior Notes
On April 7, 2020, the Borrowers entered into an indenture (the “2020 5.75% Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the “2020 5.75% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 2020 5.75% Senior Notes were used for general corporate purposes. In connection with the issuance of the 2020 5.75% Senior Notes, we capitalized approximately $10 million in debt issuance costs.
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

2020 3.50% First Lien Senior Notes
On November 9, 2020, the Borrowers entered into an indenture (the “2020 3.50% Senior Notes Indenture”) in connection with the issuance of $750 million of 3.50% first lien notes due February 15, 2029 (the “2020 3.50% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The proceeds from the offering of the 2020 3.50% Senior Notes, together with cash on hand, were used to redeem $725 million of the 2017 4.25% Senior Notes and pay related redemption premiums, fees and expenses. In connection with the issuance of the 2020 3.50% Senior Notes, we capitalized approximately $7 million in debt issuance costs. In connection with the redemption of the 2017 4.25% Senior Notes, we recorded a loss on early extinguishment of debt of $19 million that primarily reflects the payment of premiums to redeem the notes and the write-off of unamortized debt issuance costs.
Obligations under the 2020 3.50% Senior Notes are guaranteed on a senior secured basis, jointly and severally, by the Note Guarantors. The 2020 3.50% Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities.
Our 2020 3.50% Senior Notes may be redeemed in whole or in part, on or after February 15, 2024 at the redemption prices set forth in the 2020 3.50% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2020 3.50% Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
2017 5.00% Second Lien Senior Notes
During 2017, the Borrowers entered into an indenture (the “2017 5.00% Senior Notes Indenture”) in connection with the issuance of $2,800 million of 5.00% second lien senior notes due October 15, 2025 (the “2017 5.00% Senior Notes”). During 2020, we redeemed the entire outstanding principal balance of $2,800 million of the 2017 5.00% Senior Notes using proceeds from the offering of the 2020 4.00% Senior Notes (defined below).
2019 4.375% Second Lien Senior Notes
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
Obligations under the 2019 4.375% Senior Notes are guaranteed on a second priority senior secured basis, jointly and severally, by the Note Guarantors. The 2019 4.375% Senior Notes are second lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees of the Credit Facilities, and effectively subordinated to all of the existing and future first lien senior debt of the Borrowers and Note Guarantors.
Our 2019 4.375% Senior Notes may be redeemed in whole or in part, on or after November 15, 2022 at the redemption prices set forth in the 2019 4.375% Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 2019 4.375% Senior Notes Indenture also contains redemption provisions related to tender offers, change of control and equity offerings, among others.
2020 4.00% Second Lien Senior Notes
During 2020, the Borrowers entered into an indenture (the “2020 4.00% Senior Notes Indenture”) in connection with the issuance of $2,900 million of 4.00% second lien notes due October 15, 2030 (the “2020 4.00% Senior Notes”). No principal payments are due until maturity and interest is paid semi-annually. The proceeds from the offering of the 2020 4.00% Senior Notes were used to redeem the entire outstanding principal balance of $2,800 million of the 2017 5.00% Senior Notes, pay related redemption premiums, fees and expenses. In connection with the issuance of the 2020 4.00% Senior Notes, we capitalized approximately $26 million in debt issuance costs. In connection with the full redemption of the 2017 5.00% Senior Notes, we recorded a loss on early extinguishment of debt of $79 million that primarily reflects the payment of premiums to redeem the notes and the write-off of unamortized debt issuance costs.
Obligations under the 2020 4.00% Senior Notes are guaranteed on a second priority senior secured basis, jointly and severally, by the Note Guarantors. The 2020 4.00% Senior Notes are second lien senior secured obligations and rank equal in right of payment will all of the existing and future senior debt of the Borrowers and Note Guarantors and effectively subordinated to all of the existing and future first lien senior debt of the Borrowers and Note Guarantors.

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
Restrictions and Covenants
Our Credit Facilities, as well as the 2017 4.25% Senior Notes Indenture, 2019 3.875% Senior Notes Indenture, 2020 5.75% Senior Notes Indenture, 2020 3.50% Senior Notes Indenture, 2019 4.375% Senior Notes Indenture and 2020 4.00% Senior Notes Indenture (all together the “Senior Notes Indentures”) contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; and engage in certain transactions with affiliates. In addition, under the Credit Facilities, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter beginning with the first fiscal quarter of 2020, (1) any amounts are outstanding under the Term Loan A and/or (2) the sum of (i) the amount of letters of credit outstanding exceeding $50 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30.0% of the commitments under the Revolving Credit Facility. As indicated above, the Fifth Amendment provides the Borrowers with the option to comply with a $1,000 million minimum liquidity covenant in lieu of the 6.50:1.00 net first lien senior secured leverage ratio financial maintenance covenant for the period after June 30, 2020 and prior to September 30, 2021.
The restrictions under the Credit Facilities and the Senior Notes Indentures have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2020, we were in compliance with applicable financial debt covenants under the Credit Facilities and the Senior Notes Indentures and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. During 2020, we drew down the remaining availability of C$125 million under the TH Facility and, as of December 31, 2020, we had outstanding C$222 million under the TH Facility with a weighted average interest rate of 1.86%.
Debt Issuance Costs
During 2020 and 2019, we incurred aggregate deferred financing costs of $43 million and $50 million, respectively. No significant deferred financing costs were incurred in 2018.
Loss on Early Extinguishment of Debt
During 2020, we recorded a $98 million loss on early extinguishment of debt that primarily reflects the payment of premiums and the write-off of unamortized debt issuance costs in connection with the full redemption of the 2017 5.00% Senior Notes and the partial redemption of the 2017 4.25% Senior Notes. During 2019, we recorded a $23 million loss on early extinguishment of debt, which primarily reflects the write-off of unamortized debt issuance costs and discounts in connection with the prepayment and refinancing of the Term Loan B and the redemption of our 2015 4.625% Senior Notes.

Maturities
The aggregate maturities of our long-term debt as of December 31, 2020 are as follows (in millions):

Year Ended December 31,	Principal Amount
2021	$79
2022	86
2023	102
2024	1,499
2025	686
Thereafter	10,179
Total	$12,631
Interest Expense, net
Interest expense, net consists of the following (in millions):

	2020	2019	2018
Debt (a)	$471	$503	$498
Finance lease obligations	20	20	23
Amortization of deferred financing costs and debt issuance discount	26	29	29
Interest income	(9)	(20)	(15)
Interest expense, net	$508	$532	$535
(a)Amount includes $69 million, $70 million and $60 million benefit during 2020, 2019 and 2018, respectively, related to the amortization of the Excluded Component as defined in Note 11, Derivatives.

Note 9. Leases
As of December 31, 2020, we leased or subleased 5,116 restaurant properties to franchisees and 171 non-restaurant properties to third parties under operating leases, direct financing leases and sales-type leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
We lease land, buildings, equipment, office space and warehouse space from third parties. Land and building leases generally have an initial term of 10 to 20 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent payments, determined as a percentage of sales, generally when annual sales exceed specified levels. Most leases also obligate us to pay, as lessee, variable lease cost related to maintenance, insurance and property taxes.
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

Partnership as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2020	2019
Land	$892	$905
Buildings and improvements	1,146	1,142
Restaurant equipment	19	18
	2,057	2,065
Accumulated depreciation and amortization	(534)	(472)
Property and equipment leased, net	$1,523	$1,593
Our net investment in direct financing and sales-type leases is as follows (in millions):

	As of December 31,
	2020	2019
Future rents to be received:
Future minimum lease receipts	$87	$49
Contingent rents (a)	12	19
Estimated unguaranteed residual value	7	15
Unearned income	(34)	(26)
	72	57
Current portion included within accounts receivables	(6)	(9)
Net investment in property leased to franchisees	$66	$48

(a)Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
During 2020, we offered rent relief programs for eligible TH and BK franchisees who lease property from us, under which we temporarily converted the rent structure from a combination of fixed plus variable rent to 100% variable rent (the “rent relief programs”). The rent relief program concluded for BK franchisees during the three months ended September 30, 2020 and the rent relief program was extended through the end of 2021 for eligible TH franchisees.
In April 2020, the FASB staff issued interpretive guidance that permits entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842, as though enforceable rights and obligations for those concessions existed. We elected to apply this interpretive guidance to the rent relief programs while in effect. As such, reductions in rents arising from the rent relief programs are recognized as reductions in variable lease payments.
Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2020	2019	2018
	ASC 842	ASC 842	Previous Standard
Rental income:
Minimum lease payments	$445	$448	$454
Variable lease payments	262	370	273
Amortization of favorable and unfavorable income lease contracts, net	6	7	8
Subtotal - lease income from operating leases	713	825	735
Earned income on direct financing and sales-type leases	5	8	9
Total property revenues	$718	$833	$744

Partnership as Lessee
Lease cost, rent expense and other information associated with these lease commitments is as follows (in millions):
Lease Cost (Income)

	2020	2019
	ASC 842	ASC 842
Operating lease cost	$199	$210
Operating lease variable lease cost	177	198
Finance lease cost:
Amortization of right-of-use assets	29	27
Interest on lease liabilities	20	20
Sublease income	(534)	(631)
Total lease cost (income)	$(109)	$(176)

Rent Expense

2018
Previous Standard
Rental expense:
Minimum	$201
Contingent	71
Amortization of favorable and unfavorable payable lease contracts, net	9
Total rental expense (a)	$281

(a)Amounts include rental expense related to properties subleased to franchisees of $263 million for 2018.
Lease Term and Discount Rate as of December 31, 2020 and December 31, 2019

	As of December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	10.5 years	10.9 years
Finance leases	11.3 years	11.2 years
Weighted-average discount rate:
Operating leases	5.9%	6.2%
Finance leases	6.5%	7.1%
Other Information for 2020 and 2019

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$200	$194
Operating cash flows from finance leases	$20	$20
Financing cash flows from finance leases	$29	$26
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease obligations	$59	$18
Right-of-use assets obtained in exchange for new operating lease obligations	$118	$163

As of December 31, 2020, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases	Operating Leases
2021	$8	$419	$50	$198
2022	7	397	49	188
2023	6	373	46	173
2024	6	340	44	159
2025	6	305	42	144
Thereafter	54	1,533	257	815
Total minimum receipts / payments	$87	$3,367	488	1,677
Less amount representing interest			(141)	(458)
Present value of minimum lease payments			347	1,219
Current portion of lease obligations			(32)	(137)
Long-term portion of lease obligations			$315	$1,082
(a)Minimum lease payments have not been reduced by minimum sublease rentals of $2,193 million due in the future under non-cancelable subleases

Note 10. Income Taxes
Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	2020	2019	2018
Canadian	$200	$685	$1,111
Foreign	616	767	271
Income before income taxes	$816	$1,452	$1,382

Income tax (benefit) expense attributable to income from continuing operations consists of the following (in millions):

	2020	2019	2018
Current:
Canadian	$45	$47	$25
U.S. Federal	125	122	95
U.S. state, net of federal income tax benefit	26	20	17
Other Foreign	78	94	72
	$274	$283	$209
Deferred:
Canadian	$(67)	$43	$78
U.S. Federal	(82)	8	(65)
U.S. state, net of federal income tax benefit	(27)	—	13
Other Foreign	(32)	7	3
	$(208)	$58	$29
Income tax expense (benefit)	$66	$341	$238

The statutory rate reconciles to the effective income tax rate as follows:

	2020	2019	2018
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	9.6	4.7	4.2
Foreign exchange gain (loss)	0.5	0.1	(0.1)
Foreign tax rate differential	(15.6)	(10.8)	(6.1)
Change in valuation allowance	1.2	0.5	3.2
Change in accrual for tax uncertainties	3.9	5.0	0.1
Intercompany financing	(6.1)	(2.4)	(4.4)
Impact of Tax Act	(7.8)	(0.1)	(1.9)
Swiss Tax Reform	(5.1)	1.1	—
Benefit from stock option exercises	(0.3)	(2.2)	(5.0)
Other	1.2	1.1	0.7
Effective income tax rate	8.0%	23.5%	17.2%
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code. During 2020, various guidance was issued by the U.S. tax authorities relating to the Tax Act and, after review of such guidance, we recorded a favorable adjustment to our deferred tax assets of $64 million related to a tax attribute carryforward, which decreased our 2020 effective tax rate by 7.8%. In 2018, favorable adjustments of $9 million as a result of the remeasurement of net deferred tax liabilities, $3 million related to certain deductions allowed to be carried forward before the Tax Act, and $15 million related to transitional repatriation tax on unremitted foreign earnings were recorded, which decreased our 2018 effective tax rate by 1.9%.
In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (“TRAF”), under which certain long-standing preferential cantonal tax regimes were abolished effective January 1, 2020, which the canton of Zug formally adopted in November 2019. Partnership subsidiaries in the canton of Zug were subjected to TRAF and therefore the TRAF impacted our consolidated results of operations during 2020 and 2019. In 2020, a deferred tax asset was recorded due to an election made under TRAF by one of our Swiss subsidiaries and, in 2019, our Swiss company subsidiaries remeasured their deferred tax assets and liabilities based on new future tax rates expected under TRAF. The amounts impacting income tax expense for the effects of the changes from the TRAF were approximately $41 million in 2020 which decreased our 2020 effective tax rate by approximately 5.1%, and approximately $16 million in 2019 which increased our 2019 effective tax rate by approximately 1.1%.
Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.
Income tax (benefit) expense allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2020	2019	2018
Income tax (benefit) expense from continuing operations	$66	$341	$238
Cash flow hedge in accumulated other comprehensive income (loss)	(64)	(23)	(2)
Net investment hedge in accumulated other comprehensive income (loss)	(60)	(32)	101
Foreign Currency Translation in accumulated other comprehensive income (loss)	12	—	—
Pension liability in accumulated other comprehensive income (loss)	(3)	(1)	—
Total	$(49)	$285	$337

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations are as follows (in millions):

	2020	2019	2018
Deferred income tax (benefit) expense	$(230)	$30	$(14)
Change in valuation allowance	22	7	43
Change in effective Canadian income tax rate	—	(1)	(3)
Change in effective U.S. federal income tax rate	—	—	(8)
Change in effective U.S. state income tax rate	1	6	15
Change in effective foreign income tax rate	(1)	16	(4)
Total	$(208)	$58	$29
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2020	2019
Deferred tax assets:
Accounts and notes receivable	$6	$4
Accrued employee benefits	54	48
Leases	114	99
Operating lease liabilities	323	332
Liabilities not currently deductible for tax	310	198
Tax loss and credit carryforwards	547	493
Derivatives	225	83
Other	9	3
Total gross deferred tax assets	1,588	1,260
Valuation allowance	(364)	(329)
Net deferred tax assets	1,224	931
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	35	40
Intangible assets	1,747	1,792
Leases	114	88
Operating lease assets	311	325
Statutory impairment	30	28
Outside basis difference	46	42
Total gross deferred tax liabilities	2,283	2,315
Net deferred tax liability	$1,059	$1,384
The valuation allowance had a net increase of $35 million during 2020 primarily due to the change in estimates related to derivatives and the utilization of foreign tax credits. This increase was partially offset by the utilization of capital losses that had been previously valued.

Changes in the valuation allowance are as follows (in millions):

	2020	2019	2018
Beginning balance	$329	$325	$282
Change in estimates recorded to deferred income tax expense	19	8	43
Changes in losses and credits	3	(2)	—
Additions related to other comprehensive income	13	(2)	—
Ending balance	$364	$329	$325

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2020 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$866	2036-2040
Canadian capital loss carryforwards	930	Indefinite
U.S. state net operating loss carryforwards	639	2021-2043
U.S. state net operating loss carryforwards	1	Indefinite
U.S. foreign tax credits	100	2021-2030
Other foreign net operating loss carryforwards	212	Indefinite
Other foreign net operating loss carryforwards	70	2021-2039
Other foreign capital loss carryforward	31	Indefinite
Foreign credits	5	2023-2039
Total	$2,854
We are generally permanently reinvested on any potential outside basis differences except for unremitted earnings and profits. A determination of the deferred tax liability on this amount is not practicable due to the complexities, variables and assumptions inherent in the hypothetical calculations. Thus we have not provided taxes, including U.S. federal and state income, foreign income, or foreign withholding taxes, for any outside basis differences that we believe are permanently invested. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.
We had $497 million and $506 million of unrecognized tax benefits at December 31, 2020 and December 31, 2019, respectively, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2020	2019	2018
Beginning balance	$506	$441	$461
Additions for tax positions related to the current year	9	9	1
Additions for tax positions of prior years	7	56	18
Reductions for tax positions of prior year	(25)	—	(18)
Reductions for settlement	—	—	(18)
Reductions due to statute expiration	—	—	(3)
Ending balance	$497	$506	$441
During the twelve months beginning January 1, 2021, it is reasonably possible we will reduce unrecognized tax benefits by approximately $90 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits in multiple taxing jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $123 million and $92 million at December 31, 2020 and 2019, respectively. Potential interest and penalties associated with uncertain tax positions in various jurisdictions recognized was $31 million during 2020, $41 million during 2019 and $14 million during 2018. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns with Canada and its provinces and territories. Generally we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2014 through 2016 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods up to six years subsequent to the filing of the respective return.
We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and other foreign jurisdictions. We are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as other foreign tax jurisdictions. None of the other foreign jurisdictions have been individually material. We expect the taxable years 2014, 2015 and 2016 for our U.S. companies for U.S. federal income tax purposes to close in 2021 without material adjustments. Prior taxable years of such U.S. companies are closed for U.S. federal income tax purposes. We have various U.S. state and other foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
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
Interest Rate Swaps
At December 31, 2020, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities beginning October 31, 2019 through the termination date of November 19, 2026. Additionally, at December 31, 2020, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2019, we extended the term of our previous $3,500 million receive-variable, pay-fixed interest rate swaps to align the maturity date of the new interest rate swaps with the maturity date of our Term Loan B under the Fourth Amendment. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of December 31, 2020 that we expect to be reclassified into interest expense within the next 12 months is $50 million.
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
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of December 31, 2020 that we expect to be reclassified into interest expense within the next 12 months is $11 million.

Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2020, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At December 31, 2020, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At December 31, 2020, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at December 31, 2020, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2020, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $122 million with maturities to January 2022. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	2020	2019	2018
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(333)	$(102)	$(37)
Forward-currency contracts	$(2)	$(4)	$11
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(302)	$(118)	$383
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		2020	2019	2018
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(102)	$(26)	$(19)
Forward-currency contracts	Cost of sales	$2	$5	$(1)

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		2020	2019	2018
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$69	$70	$60

	Fair Value as of December 31,
	2020	2019	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$—	$7	Other assets, net
Derivatives designated as net investment hedges
Foreign currency	—	22	Other assets, net
Total assets at fair value	$—	$29

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$430	$175	Other liabilities, net
Foreign currency	5	2	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	434	166	Other liabilities, net
Total liabilities at fair value	$869	$343

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
During 2020, Partnership exchanged 10,393,861 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 6,757,692 Partnership exchangeable units for approximately $380 million in cash and exchanging 3,636,169 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2019, Partnership exchanged 42,016,392 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 42,016,392 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2018, Partnership exchanged 10,185,333 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 10,000,000 Partnership exchangeable units for approximately $561 million in cash and exchanging 185,333 Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheets in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheets in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2017	$177	$(28)	$(1,033)	$(884)
Foreign currency translation adjustment	—	—	(831)	(831)
Net change in fair value of derivatives, net of tax	263	—	—	263
Amounts reclassified to earnings of cash flow hedges, net of tax	14	—	—	14
Pension and post-retirement benefit plans, net of tax	—	1	—	1
Balances at December 31, 2018	$454	$(27)	$(1,864)	$(1,437)
Foreign currency translation adjustment	—	—	409	409
Net change in fair value of derivatives, net of tax	(163)	—	—	(163)
Amounts reclassified to earnings of cash flow hedges, net of tax	15	—	—	15
Pension and post-retirement benefit plans, net of tax	—	(2)	—	(2)
Balances at December 31, 2019	$306	$(29)	$(1,455)	$(1,178)
Foreign currency translation adjustment	—	—	332	332
Net change in fair value of derivatives, net of tax	(486)	—	—	(486)
Amounts reclassified to earnings of cash flow hedges, net of tax	73	—	—	73
Pension and post-retirement benefit plans, net of tax	—	(16)	—	(16)
Balances at December 31, 2020	$(107)	$(45)	$(1,123)	$(1,275)
Note 13. Share-based Compensation
Share-based compensation expense associated with the participation of Partnership and its subsidiaries in RBI’s share-based compensation plans is recognized in Partnership’s Financial Statements.
RBI's Amended and Restated 2014 Omnibus Incentive Plan (the “Omnibus Plan”) provides for the grant of awards to employees, directors, consultants and other persons who provide services to RBI and its affiliates. RBI also has some outstanding awards under legacy plans for BK and TH, that were assumed in connection with the merger and amalgamation of those entities within the RBI group. No new awards may be granted under these legacy BK plans or legacy TH plans.
RBI is currently issuing awards under the Omnibus Plan and the number of shares available for issuance under such plan as of December 31, 2020 was 11,591,247. The Omnibus Plan permits the grant of several types of awards with respect to RBI common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include RBI and/or individual performance based-vesting conditions. Under the terms of the Omnibus Plan, RSUs are entitled to dividend equivalents, unless otherwise noted. Dividend equivalents are not distributed unless the related awards vest. Upon vesting, the amount of the dividend equivalent, which is distributed in additional RSUs, except in the case of RSUs awarded to non-management members of RBI's board of directors, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered.
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

Share-based compensation expense consists of the following for the periods presented (in millions):

	2020	2019	2018
Stock options and RSUs (a)	$74	$68	$48
Total share-based compensation expense (b)	$74	$68	$48

(a)Includes $3 million, $4 million, and $2 million due to modification of awards in 2020, 2019 and 2018, respectively.
(b)Generally classified as selling, general and administrative expenses in the consolidated statements of operations.
As of December 31, 2020, total unrecognized compensation cost related to share-based compensation arrangements was $192 million and is expected to be recognized over a weighted-average period of approximately 3.3 years.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

	2020	2019	2018
Risk-free interest rate	1.29%	1.82%	2.13%
Expected term (in years)	5.88	6.19	6.39
Expected volatility	23.9%	25.5%	25.2%
Expected dividend yield	3.14%	3.09%	3.08%

The risk-free interest rate was based on the U.S. Treasury or Canadian Sovereign bond yield with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on the analysis of a five-year vesting period coupled with RBI's expectations of exercise activity. Expected volatility was based on the historical and implied equity volatility of RBI and a review of the equity volatilities of publicly-traded guideline companies. The expected dividend yield is based on the annual dividend yield at the time of grant.
The following is a summary of stock option activity under our plans for the year ended December 31, 2020:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2020	9,758	$45.29
Granted	1,626	$66.47
Exercised	(2,448)	$33.57
Forfeited	(734)	$58.60
Outstanding at December 31, 2020	8,202	$51.86	$88,022	6.3
Exercisable at December 31, 2020	2,281	$39.71	$48,816	3.8
Vested or expected to vest at December 31, 2020	7,491	$51.22	$84,558	6.2

(a)The intrinsic value represents the amount by which the fair value of RBI's stock exceeds the option exercise price at December 31, 2020.
The weighted-average grant date fair value per stock option granted was $10.38, $11.83, and $10.82 during 2020, 2019 and 2018, respectively. The total intrinsic value of stock options exercised was $55 million during 2020, $200 million during 2019, and $371 million during 2018.
The fair value of the time-vested RSUs and performance-based RSUs is based on the closing price of RBI’s common shares on the trading day preceding the date of grant. New grants generally cliff vest five years from the original grant date. RBI has awarded a limited number of time-vested RSUs and performance-based RSUs that proportionally vest over a period shorter than five years. Time-vested RSUs are expensed over the vesting period. Performance-based RSUs are expensed over the vesting period, based upon the probability that the performance target will be met. RBI grants fully vested RSUs, with dividend equivalent rights that accrue in cash, to non-employee members of RBI's board of directors in lieu of a cash retainer and committee fees. All such RSUs will settle and common shares of RBI will be issued upon termination of service by the board member.
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
The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2020:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,752	$46.50	4,066	$53.78
Granted	337	$65.20	1,291	$62.69
Vested and settled	(217)	$40.42	(164)	$47.32
Dividend equivalents granted	56	$—	182	$—
Forfeited	(167)	$47.69	(506)	$32.91
Outstanding at December 31, 2020	1,761	$49.99	4,869	$56.96
The weighted-average grant date fair value of time-vested RSUs granted was $64.82 and $57.68 during 2019 and 2018, respectively. The weighted-average grant date fair value of performance-based RSUs granted was $65.54 and $58.49 during 2019 and 2018, respectively. The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of RBI during 2020, 2019 and 2018 was $21 million, $8 million and $7 million, respectively.

Note 14. Revenue Recognition
Revenue from Contracts with Customers
We transitioned to ASC 606 on January 1, 2018 using the modified retrospective transition method. Our transition to ASC 606 represented a change in accounting principle. The $250 million cumulative effect of our transition to ASC 606 is reflected as an adjustment to January 1, 2018 Partners' capital, and relates primarily to changes in accounting for franchise fees, advertising funds, gift card breakage and related tax effects under ASC 606.

Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We classify these contract liabilities as Other liabilities, net in our consolidated balance sheets. The following table reflects the change in contract liabilities by segment and on a consolidated basis between December 31, 2019 and December 31, 2020 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2019	$64	$449	$28	$541
Recognized during period and included in the contract liability balance at the beginning of the year	(10)	(62)	(2)	(74)
Increase, excluding amounts recognized as revenue during the period	7	25	13	45
Impact of foreign currency translation	1	15	—	16
Balance at December 31, 2020	$62	$427	$39	$528
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) by segment and on a consolidated basis as of December 31, 2020 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
2021	$9	$35	$3	$47
2022	8	34	3	45
2023	8	33	3	44
2024	7	32	2	41
2025	6	31	2	39
Thereafter	24	262	26	312
Total	$62	$427	$39	$528
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	2020	2019	2018
Sales	$2,013	$2,362	$2,355
Royalties	2,161	2,319	2,165
Property revenues	718	833	744
Franchise fees and other revenue	76	89	93
Total revenues	$4,968	$5,603	$5,357

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2020	2019	2018
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$6	$7	$19
Litigation settlements and reserves, net	7	2	11
Net losses (gains) on foreign exchange	100	(15)	(33)
Other, net	(8)	(4)	11
Other operating expenses (income), net	$105	$(10)	$8

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
Note 16. Commitments and Contingencies
Letters of Credit
As of December 31, 2020, we had $13 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $2 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2020, no amounts had been drawn on any of these irrevocable standby letters of credit.
Purchase Commitments
We have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $43 million over the next three years, some of which have early termination fees. We also enter into commitments to purchase advertising. As of December 31, 2020, these commitments totaled $186 million and run through 2024.
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
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of Restaurant Brands International Inc., individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of its officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. RBI intends to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
On February 5, 2021, Paul J. Graney, a purported shareholder of Restaurant Brands International, individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the U.S. District Court for the Southern District of Florida naming the Company and certain of its current or former officers as defendants. This lawsuit alleges violation of Sections 10 and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with certain statements made beginning in April 2019. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, costs, and expenses. The Company intends to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
As stated in Note 9, Leases, we transitioned to ASC 842 from the Previous Standard on January 1, 2019. Our Financial Statements reflect the application of ASC 842 guidance beginning in 2019, while our Financial Statements for prior periods were prepared under the guidance of the Previous Standard.

The following tables present revenues, by segment and by country, depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions):

	2020	2019	2018
Revenues by operating segment:
TH	$2,810	$3,344	$3,292
BK	1,602	1,777	1,651
PLK	556	482	414
Total	$4,968	$5,603	$5,357

Revenues by country (a):
Canada	$2,546	$3,037	$2,984
United States	1,889	1,930	1,785
Other	533	636	588
Total	$4,968	$5,603	$5,357

Depreciation and amortization:
TH	$119	$112	$108
BK	62	62	61
PLK	8	11	11
Total	$189	$185	$180

(Income) loss from equity method investments:
TH	$(4)	$(7)	$(6)
BK	43	(4)	(16)
Total	$39	$(11)	$(22)

Capital expenditures:
TH	$92	$37	$59
BK	18	20	25
PLK	7	5	2
Total	$117	$62	$86
(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.
Total assets by segment, and long-lived assets by segment and country are as follows (in millions):

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2020	2019	2020	2019
By operating segment:
TH	$13,963	$13,894	$1,990	$1,972
BK	5,334	5,149	1,128	1,130
PLK	2,525	2,490	131	129
Unallocated	955	827	—	—
Total	$22,777	$22,360	$3,249	$3,231
By country:
Canada			$1,685	$1,665
United States			1,539	1,542
Other			25	24
Total			$3,249	$3,231

Long-lived assets include property and equipment, net, finance and operating lease right of use assets, net and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2020 and December 31, 2019.
Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs incurred in connection with the centralization and relocation of our Canadian and U.S. restaurant support centers to new offices in Toronto, Ontario, and Miami, Florida, respectively, (“Office centralization and relocation cost”) professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including consulting services related to the interpretation of final and proposed regulations and guidance under the Tax Cuts and Jobs Act (“Corporate restructuring and tax advisory fees”) and professional fees and compensation related expenses in connection with the Popeyes Acquisition (“PLK Transaction costs”).

	2020	2019	2018
Segment income:
TH	$823	$1,122	$1,127
BK	823	994	928
PLK	218	188	157
Adjusted EBITDA	1,864	2,304	2,212
Share-based compensation and non-cash incentive compensation expense	84	74	55
PLK Transaction costs	—	—	10
Corporate restructuring and tax advisory fees	16	31	25
Office centralization and relocation costs	—	6	20
Impact of equity method investments (a)	48	11	(3)
Other operating expenses (income), net	105	(10)	8
EBITDA	1,611	2,192	2,097
Depreciation and amortization	189	185	180
Income from operations	1,422	2,007	1,917
Interest expense, net	508	532	535
Loss on early extinguishment of debt	98	23	—
Income tax expense	66	341	238
Net income	$750	$1,111	$1,144
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
Note 18. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data (in millions, except per unit data) was as follows:

	Quarters Ended
	March 31,		June 30,		September 30,		December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Total revenues	$1,225	$1,266	$1,048	$1,400	$1,337	$1,458	$1,358	$1,479
Income from operations	$389	$434	$243	$491	$417	$571	$373	$511
Net income	$224	$246	$164	$257	$223	$351	$139	$257
Basic and diluted earnings per unit
Class A common units	$0.71	$0.67	$0.52	$0.70	$0.72	$1.00	$0.45	$0.81
Partnership exchangeable units	$0.48	$0.53	$0.35	$0.55	$0.48	$0.76	$0.30	$0.55

Note 19. Supplemental Financial Information
On February 17, 2017, 1011778 B.C. Unlimited Liability Company (the “Parent Issuer”) and New Red Finance Inc. (the “Co-Issuer” and together with the Parent Issuer, the “Issuers”) entered into an amended credit agreement, as amended from time to time, that provides for obligations under the Credit Facilities. On November 9, 2020 the Issuers entered into the 2020 3.50% Senior Notes Indenture with respect to the 2020 3.50% Senior Notes. On October 5, 2020, the Issuers entered into the 2020 4.00% Senior Notes Indenture with respect to the 2020 4.00% Senior Notes. On April 7, 2020, the Issuers entered into the 2020 5.75% Senior Notes Indenture with respect to the 2020 5.75% Senior Notes. On November 19, 2019, the Issuers entered into the 2019 4.375% Senior Notes Indenture with respect to the 2019 4.375% Senior Notes. On September 24, 2019, the Issuers entered into the 2019 3.875% Senior Notes Indenture with respect to the 2019 3.875% Senior Notes. On May 17, 2017, the Issuers entered into the 2017 4.25% Senior Notes Indenture with respect to the 2017 4.25% Senior Notes.
The agreement governing our Credit Facilities, the 2020 3.50% the Senior Notes Indenture, the 2020 4.00% Senior Notes Indenture, the 2020 5.75% Senior Notes Indenture, the 2019 4.375% Senior Notes Indenture, the 2019 3.875% Senior Notes Indenture, and the 2017 4.25% Senior Notes Indenture allow the financial reporting obligation of the Parent Issuer to be satisfied through the reporting of Partnership’s consolidated financial information, provided that the consolidated financial information of the Parent Issuer and its restricted subsidiaries is presented on a standalone basis.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,560	$—	$—	$1,560
Accounts and notes receivable, net	536	—	—	536
Inventories, net	96	—	—	96
Prepaids and other current assets	72	—	—	72
Total current assets	2,264	—	—	2,264
Property and equipment, net	2,031	—	—	2,031
Operating lease assets, net	1,152	—	—	1,152
Intangible assets, net	10,701	—	—	10,701
Goodwill	5,739	—	—	5,739
Net investment in property leased to franchisees	66	—	—	66
Intercompany receivable	—	239	(239)	—
Investment in subsidiaries	—	3,721	(3,721)	—
Other assets, net	824	—	—	824
Total assets	$22,777	$3,960	$(3,960)	$22,777
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$464	$—	$—	$464
Other accrued liabilities	596	239	—	835
Gift card liability	191	—	—	191
Current portion of long term debt and finance leases	111	—	—	111
Total current liabilities	1,362	239	—	1,601
Term debt, net of current portion	12,397	—	—	12,397
Finance leases, net of current portion	315	—	—	315
Operating lease liabilities, net of current portion	1,082	—	—	1,082
Other liabilities, net	2,236	—	—	2,236
Payables to affiliates	239	—	(239)	—
Deferred income taxes, net	1,425	—	—	1,425
Total liabilities	19,056	239	(239)	19,056
Partners’ capital:
Class A common units	—	7,994	—	7,994
Partnership exchangeable units	—	(3,002)	—	(3,002)
Common shares	3,026	—	(3,026)	—
Retained earnings	1,966	—	(1,966)	—
Accumulated other comprehensive income (loss)	(1,275)	(1,275)	1,275	(1,275)
Total Partners’ capital/shareholders’ equity	3,717	3,717	(3,717)	3,717
Noncontrolling interests	4	4	(4)	4
Total equity	3,721	3,721	(3,721)	3,721
Total liabilities and equity	$22,777	$3,960	$(3,960)	$22,777

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,013	$—	$—	$2,013
Franchise and property revenues	2,955	—	—	2,955
Total revenues	4,968	—	—	4,968
Operating costs and expenses:
Cost of sales	1,610	—	—	1,610
Franchise and property expenses	528	—	—	528
Selling, general and administrative expenses	1,264	—	—	1,264
(Income) loss from equity method investments	39	—	—	39
Other operating expenses (income), net	105	—	—	105
Total operating costs and expenses	3,546	—	—	3,546
Income from operations	1,422	—	—	1,422
Interest expense, net	508	—	—	508
Loss on early extinguishment of debt	98	—	—	98
Income before income taxes	816	—	—	816
Income tax expense (benefit)	66	—	—	66
Net income	750	—	—	750
Equity in earnings of consolidated subsidiaries	—	750	(750)	—
Net income (loss)	750	750	(750)	750
Net income (loss) attributable to noncontrolling interests	2	2	(2)	2
Net income (loss) attributable to common unitholders	$748	$748	$(748)	$748
Total comprehensive income (loss)	$653	$653	$(653)	$653

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$750	$750	$(750)	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(750)	750	—
Depreciation and amortization	189	—	—	189
Premiums paid and non-cash loss on early extinguishment of debt	97	—	—	97
Amortization of deferred financing costs and debt issuance discount	26	—	—	26
(Income) loss from equity method investments	39	—	—	39
Loss (gain) on remeasurement of foreign denominated transactions	100	—	—	100
Net (gains) losses on derivatives	32	—	—	32
Share-based compensation expense	74	—	—	74
Deferred income taxes	(208)	—	—	(208)
Other	28	—	—	28
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(30)	—	—	(30)
Inventories and prepaids and other current assets	(10)	—	—	(10)
Accounts and drafts payable	(183)	—	—	(183)
Other accrued liabilities and gift card liability	16	—	—	16
Tenant inducements paid to franchisees	(22)	—	—	(22)
Other long-term assets and liabilities	23	—	—	23
Net cash provided by operating activities	921	—	—	921
Cash flows from investing activities:
Payments for property and equipment	(117)	—	—	(117)
Net proceeds from disposal of assets, restaurant closures and refranchisings	12	—	—	12
Settlement/sale of derivatives, net	33	—	—	33
Other investing activities, net	(7)	—	—	(7)
Net cash used for investing activities	(79)	—	—	(79)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,235	—	—	5,235
Repayments of long-term debt and finance leases	(4,708)	—	—	(4,708)
Payment of financing costs	(43)	—	—	(43)
Distributions paid on Class A and Partnership exchangeable units	—	(959)	—	(959)
Repurchase of Partnership exchangeable units	—	(380)	—	(380)
Capital contribution from RBI Inc.	82	—	—	82
Distributions from subsidiaries	(1,339)	1,339	—	—
(Payments) proceeds from derivatives	(46)	—	—	(46)
Other financing activities, net	(2)	—	—	(2)
Net cash used for financing activities	(821)	—	—	(821)
Effect of exchange rates on cash and cash equivalents	6	—	—	6
Increase (decrease) in cash and cash equivalents	27	—	—	27
Cash and cash equivalents at beginning of period	1,533	—	—	1,533
Cash and cash equivalents at end of period	$1,560	$—	$—	$1,560

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2018

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,144	$1,144	$(1,144)	$1,144
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,144)	1,144	—
Depreciation and amortization	180	—	—	180
Amortization of deferred financing costs and debt issuance discount	29	—	—	29
(Income) loss from equity method investments	(22)	—	—	(22)
Loss (gain) on remeasurement of foreign denominated transactions	(33)	—	—	(33)
Net (gains) losses on derivatives	(40)	—	—	(40)
Share-based compensation expense	48	—	—	48
Deferred income taxes	29	—	—	29
Other	5	—	—	5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	19	—	—	19
Inventories and prepaids and other current assets	(7)	—	—	(7)
Accounts and drafts payable	41	—	—	41
Other accrued liabilities and gift card liability	(219)	—	—	(219)
Tenant inducements paid to franchisees	(52)	—	—	(52)
Other long-term assets and liabilities	43	—	—	43
Net cash provided by operating activities	1,165	—	—	1,165
Cash flows from investing activities:
Payments for property and equipment	(86)	—	—	(86)
Net proceeds from disposal of assets, restaurant closures and refranchisings	8	—	—	8
Settlement/sale of derivatives, net	17	—	—	17
Other investing activities, net	17	—	—	17
Net cash used for investing activities	(44)	—	—	(44)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	75	—	—	75
Repayments of long-term debt and finance leases	(74)	—	—	(74)
Payment of financing costs	(3)	—	—	(3)
Distributions paid on Class A and Partnership exchangeable units	—	(728)	—	(728)
Repurchase of Partnership exchangeable units	—	(561)	—	(561)
Capital contribution from RBI Inc.	61	—	—	61
Distributions from subsidiaries	(1,289)	1,289	—	—
Other financing activities, net	(55)	—	—	(55)
Net cash used for financing activities	(1,285)	—	—	(1,285)
Effect of exchange rates on cash and cash equivalents	(20)	—	—	(20)
Increase (decrease) in cash and cash equivalents	(184)	—	—	(184)
Cash and cash equivalents at beginning of period	1,097	—	—	1,097
Cash and cash equivalents at end of period	$913	$—	$—	$913

Note 20. Subsequent Events
Dividends
On January 5, 2021, RBI paid a cash dividend of $0.52 per RBI common share to common shareholders of record on December 21, 2020. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.52 per exchangeable unit to holders of record on December 21, 2020.
On February 11, 2021, we announced that the RBI board of directors had declared a cash dividend of $0.53 per RBI common share for the first quarter of 2020. The dividend will be paid on April 6, 2021 to RBI common shareholders of record on March 23, 2021. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of RBI, of the effectiveness of the design and operation of Partnership’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of December 31, 2020. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Item 9B. Other Items
Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(e)
On December 8, 2020, the Compensation Committee of RBI's Board of Directors (the “Compensation Committee”) modified the 2020 Annual Bonus Swap Program that had been previously approved to change the vesting of all newly granted matching restricted stock units (“RSUs”) from cliff vesting after five years to vesting ratably over four years. Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest 25% or 50% of their calculated net cash bonus for 2020 (after deducting an amount based on a theoretical tax rate of 40%) into RBI common shares (“Investment Shares”). Employees who elect to purchase Investment Shares receive matching RSUs. The number of matching RSUs that they receive depends on their Swap Election Percentage and their level within the organization. All of RBI’s eligible NEOs elected to participate in the 2020 Bonus Swap Program at the 50% level. The matching RSUs will vest ratably on December 31, 2021, 2022, 2023 and 2024. All unvested matching RSUs will be forfeited if an NEO’s service (including service on the Board of Directors of RBI) is terminated for any reason.
On December 8, 2020, the Compensation Committee approved the 2021 Bonus Swap Program on substantially the same terms as the 2020 Bonus Swap Program, except that the compensation committee increased the RSU match at each level.
On December 8, 2020, the Compensation Committee approved modifications to the performance criteria for performance share units (“PSUs”) issued by RBI in 2019 and 2020. The PSUs issued in 2019 and some of the PSUs issued in 2020 originally would be earned based on meeting a specific compound annual growth rate for organic Adjusted EBITDA for the three-year period from 2019 through 2021, with a catch-up mechanism that allowed for a reduced payout based on a target for the four year period including 2022. Other PSUs issued in 2020 originally would be earned based on a two year compound annual growth rate of comparable sales for Tim Hortons in Canada for 2020 and 2021, with a catch-up mechanism that allowed for reduced payout based on a target for the three -year period including 2022. Given the effects of the COVID-19 pandemic on our business, the ability to meet these targets is greatly diminished, negatively affecting the retentive value. This situation is intensified by RBI’s practice of granting larger amounts of PSUs on a periodic basis with several years of grants based on the same multi-year period, as opposed to a more regular annual grant practice, with rolling performance cycles, that many other companies utilize. Therefore, if a tranche of PSUs were to lose all value, the individuals holding that tranche may not have other tranches that cover different periods or goals.
In order to preserve the retention value of the PSUs described above, recognize the contributions from our employees to confront the challenges posed by the pandemic and incentivize continued performance for recovery and a move toward growth in 2021, the Compensation Committee approved a modification of the performance criteria for all of these awards based on a formula consisting of: 30% based on a comparable sales target, 20% based on a net restaurant growth (“NRG”) target and 50% based on an organic Adjusted EBITDA target, in each case, the targets are one-year targets based on 2021 budget. Each of these targets could be earned between a threshold of 50% and a maximum of 200%, provided that the total payout for the awards is capped at 100% of target and subject to a threshold payout of 50%. The new performance criteria do not contain a catch-up provision and are subject to the same vesting as the original awards. A copy of the Amended Performance Award Agreement between RBI and each of the NEOs is filed herewith as Exhibit 10.36(c). This summary is qualified in its entirety to the full text of that award agreement.
Also on December 8, 2020, the Compensation Committee determined to rebalance the mix of base salary and annual incentive compensation for NEOs to be more competitive. These changes will be effective March 1, 2021. For Mr. Cil, his base salary will increase from $800,000 to $950,000 while his target annual incentive percentage will decrease from 300% to 230%. For Mr. Dunnigan, his base salary will increase from $550,000 to $600,000 while his target annual incentive compensation will decrease from 150% to 130%. For Mr. Kobza, his base salary will increase from $650,000 to $800,000 while his target annual incentive percentage will decrease from 250% to 185%. For Ms. Granat, her base salary will increase from $550,000 to $575,000 while her target annual incentive percentage will decrease from 150% to 140%.
On December 8, 2020, the Compensation Committee approved the 2021 Annual Bonus Program, which has been updated to decrease the amount of compensation tied to individual metrics and add components based on comparable sales and NRG. For 2021 annual incentive, each of the NEOs will have 25% of the target based on achievement of individual metrics which may be earned from a threshold of 0% up to 100%; 20% of the target based on comparable sales achievement which may be earned from a threshold of 50% to a maximum of 200%; 15% of the target based on NRG achievement which may be earned from a threshold of 50% to a maximum of 200%; and 40% of the target based on organic Adjusted EBITDA achievement which may be earned from a threshold of 50% to a maximum of 200%. Overall, any annual incentive payout will require (1) achievement of the threshold amount of Adjusted EBITDA, (2) that individual achievement must also be earned at no less than 50% and (3) that certain general and administrative expense targets must be met. Additionally, annual incentives will be subject to a 30% reduction if the minimum free cash flow target established for the applicable year is not achieved.
On January 19, 2021, the Compensation Committee approved discretionary awards to Messrs. Cil, Kobza, and Dunnigan and Ms. Granat, which consist of approximately 1/3 RSUs and 2/3 performance based RSUs at target. The grants were 49,500 RSUs and 100,500 PBRSUs for Mr. Cil, 41,250 RSUs and 83,750 PBRSUs for Mr. Kobza, 16,500 RSUs and 33,500 PBRSUs for Mr. Dunnigan and 9,900 RSUs and 20,100 PBRSUs for Ms. Granat. The RSUs vest ratably on December 31 of 2021, 2022 and 2023. The performance measure for purposes of determining the number of PBRSUs earned is the relative total shareholder return of RBI shares on the NYSE compared to the S&P 500 for the period from December 31, 2020 to December 31, 2023. The Compensation Committee established a target performance level at the 50th percentile, a performance threshold at or above which 50% of target is earned and below which no shares are earned at the 25th percentile, a performance level to earn 150% of the target at the 75th percentile and a maximum performance level at the 90th percentile at or above which 200% of the target is earned. Once earned, the PBRSUs will cliff vest on February 19, 2024. In addition, if an executive’s service to RBI is terminated (other than due to death or disability) prior to February 19, 2023, he or she will forfeit the entire award. A copy of the form of Restricted Stock Unit Awards Agreement between RBI and each of the NEOs is filed herewith as Exhibit 10.36(d) and a copy of the Performance Award Agreement between RBI and each of the NEOs is filed herewith as Exhibit 10.36(e). This summary is qualified in its entirety to the full text of those award agreements.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information regarding the executive officers of RBI set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, as general partner of Partnership, required by Item 401 of Regulation S-K, is incorporated herein by reference from RBI’s definitive proxy statement to be filed no later than 120 days after December 31, 2020. We refer to this proxy statement as the RBI Definitive Proxy Statement.
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

Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under RBI's compensation plans as of December 31, 2020 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	14,832	$51.86	11,591
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	14,832	$51.86	11,591
(1)The weighted average exercise price does not take into account the common shares issuable upon outstanding RSUs vesting, which have no exercise price.
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
(a)(1)All Financial Statements
Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.
(a)(2)Financial Statement Schedules
No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3)Exhibits
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

4.15
Indenture, dated as of April 7, 2020, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.
Incorporated by reference to Exhibit 4.15 to the Form 8-K of Restaurant Brands International Inc. filed on April 7, 2020.

4.15(a)	Form of 5.750% First Lien Senior Secured Note due 2025 (included as Exhibit A to Exhibit 4.15).	Incorporated by reference to Exhibit 4.15(a) to the Form 8-K of Restaurant Brands International Inc. filed on April 7, 2020.

4.16
Indenture, dated as of October 5, 2020, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Incorporated by reference to Exhibit 4.16 to the Form 8-K of Restaurant Brands International Inc. filed on October 13, 2020.

4.16(a)	Form of 4.000% Second Lien Senior Secured Notes due 2030 (included as Exhibit A to Exhibit 4.16)	Incorporated by reference to Exhibit 4.16(a) to the Form 8-K of Restaurant Brands International Inc. filed on October 13, 2020.

4.17
First Supplemental Indenture, dated as of November 2, 2020, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Incorporated by reference to Exhibit 4.18 to the Form 8-K of Restaurant Brands International Inc. filed on November 2, 2020.

4.18
Indenture, dated as of November 9, 2020, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Incorporated by reference to Exhibit 4.18 to the Form 8-K of Restaurant Brands International Inc. filed on November 9, 2020.

4.18(a)	Form of 3.500% First Lien Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.18)	Incorporated by reference to Exhibit 4.18(a) to the Form 8-K of Restaurant Brands International Inc. filed on November 9, 2020.

9.1	Voting Trust Agreement, dated December 12, 2014, between Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, and Computershare Trust Company of Canada.	Incorporated herein by reference to Exhibit 3.6 to the Form 8-K of Restaurant Brands International Inc. filed on December 12, 2014.

10.1*	Burger King Savings Plan, including all amendments thereto.	Incorporated herein by reference to Exhibit 10.40 to the Form S-8 of Burger King Holdings, Inc. (File No. 333-144592).

10.2(a)*	2011 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.4 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.2(b)*	Form of Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Burger King Holdings, Inc. filed on May 12, 2011.

10.4(a)*	Amended and Restated 2012 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.2 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.4(b)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to the Form 10-K of Burger King Worldwide, Inc. filed on February 22, 2013.

10.4(c)*	Form of Matching Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.26 to the Form 10-K of Burger King Worldwide, Inc. filed on February 22, 2013.

10.4(d)*	Form of Amendment to Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.28 to the Form 10-Q of Burger King Worldwide, Inc. filed on April 26, 2013.

10.4(e)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.29 to the Form 10-Q of Burger King Worldwide, Inc. filed on July 31, 2013.

10.4(f)*	Form of Board Member Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form 10-Q of Burger King Worldwide, Inc. filed on July 31, 2013.

10.4(g)*	Form of Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.4(h)*	Form of Board Member Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.33 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.4(i)*	Form of Board Member Restricted Stock Unit Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.4(j)*	Form of Matching Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.5	Burger King Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Burger King Worldwide, Inc. filed on June 25, 2012.

10.7*	Burger King Corporation U.S. Severance Pay Plan.	Incorporated herein by reference Exhibit 10.31 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

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
Incorporated herein by reference to Exhibit 10.68 to the Form 8-K of Restaurant Brands International Inc. filed on November 20, 2019.

10.10(k)
Amendment No. 5, dated as of April 2, 2020, to the Credit Agreement, dated October 27, 2014, by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, 1013421 B.C. Unlimited Liability Company, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.71 to the Form 8-K of Restaurant Brands International Inc. filed on April 3, 2020.

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
Incorporated herein by reference to Exhibit 3.5 to the Form 8-K of Registrant filed on December 12, 2014.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.16(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2006 Stock Incentive Plan (2011 Award).	Incorporated herein by reference to Exhibit 10(b) to the Form 10-Q of Tim Hortons Inc. filed on August 11, 2011.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.22*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.23*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.24*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Restaurant Brands International Inc. filed on September 1, 2015.

10.35(a)*	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(b)*	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(b) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(c)*	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(c) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(d)*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.36*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-Q of Restaurant Brands International Inc. filed on August 1, 2018.

10.36(a)*	Form of Performance Award Agreement (TH) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.73 to the Form 10-Q of Restaurant Brands International Inc. filed on May 1, 2020.

10.36(b)*	Form Matching Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(c)*	Form Amended Performance Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(d)*	Form Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(d) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(e)*	Form Performance Awards Agreement (TSR) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(e) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.37*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2016.

10.38*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Incorporated herein by reference to Exhibit 10.38 to the Form 10-K of Restaurant Brands International Inc. filed on February 17, 2017.

10.40*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.41*	Form of Base Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.40 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.42*	Form of Additional Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.41 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.49(a)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between The TDL Group Corp. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 24, 2018.

10.49(b)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Restaurant Brands International Inc. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(b) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.49(c)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Burger King Corporation and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(c) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.50*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between The TDL Group Corp. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.50 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.51*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International Inc. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.51 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.52*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International U.S. Services LLC and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.52 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.53*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between The TDL Group Corp. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.53 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.54*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Restaurant Brands International Inc. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.54 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.55*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Burger King Corporation and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.55 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.59*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.59 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.60*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.60 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.61*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.61 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.62*	Form of Performance Award Agreement under Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.62 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.63*	Amended and Restated Performance Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.63 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.64*	Form of Amended and Restated Base Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.64 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.65*	Form of Amended and Restated Additional Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.65 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.72
Purchase Agreement, dated as of April 2, 2020, among Morgan Stanley & Co. LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated herein by reference to Exhibit 10.72 to the Form 10-Q of Restaurant Brands International Inc. filed on May 1, 2020.

10.74
Purchase Agreement, dated as of September 16, 2020, among Morgan Stanley & Co. LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated herein by reference to Exhibit 10.74 to the Form 10-Q of Restaurant Brands International Inc. filed on October 28, 2020.

10.75
Purchase Agreement, dated as of October 14, 2020, among Morgan Stanley & Co. LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated here by reference to Exhibit 10.75 to the Form 10-Q of Restaurant Brands International Inc. filed on October 28, 2020.

10.76
Purchase Agreement, dated as of October 20, 2020, among JP Morgan Securities LLC, as representative of the Initial Purchasers (as defined therein), the Issuers (as defined therein) and the Guarantors (as defined therein).
Incorporated herein by reference to Exhibit 10.76 to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

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
Date: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ José E. Cil	Chief Executive Officer of Restaurant Brands International Inc. (principal executive officer)	February 23, 2021
José E. Cil

/s/ Matthew Dunnigan	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer)	February 23, 2021
Matthew Dunnigan

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer of Restaurant Brands International Inc. (principal accounting officer)	February 23, 2021
Jacqueline Friesner

/s/ Alexandre Behring	Co-Chairman of Restaurant Brands International Inc.	February 23, 2021
Alexandre Behring

/s/ Daniel Schwartz	Co-Chairman of Restaurant Brands International Inc.	February 23, 2021
Daniel Schwartz

/s/ Maximilien de Limburg Stirum	Director of Restaurant Brands International Inc.	February 23, 2021
Maximilien de Limburg Stirum

/s/ Paul J. Fribourg	Director of Restaurant Brands International Inc.	February 23, 2021
Paul J. Fribourg

/s/ Neil Golden	Director of Restaurant Brands International Inc.	February 23, 2021
Neil Golden

/s/ Ali Hedayat	Director of Restaurant Brands International Inc.	February 23, 2021
Ali Hedayat

/s/ Golnar Khosrowshahi	Director of Restaurant Brands International Inc.	February 23, 2021
Golnar Khosrowshahi

/s/ Jason Melbourne	Director of Restaurant Brands International Inc.	February 23, 2021
Jason Melbourne

/s/ John Prato	Director of Restaurant Brands International Inc.	February 23, 2021
John Prato

/s/ Carlos Alberto Sicupira	Director of Restaurant Brands International Inc.	February 23, 2021
Carlos Alberto Sicupira

/s/ Joao M. Castro-Neves	Director of Restaurant Brands International Inc.	February 23, 2021
Joao M. Castro-Neves

/s/ Roberto Thompson Motta	Director of Restaurant Brands International Inc.	February 23, 2021
Roberto Thompson Motta