Form 10-Q
period 2021-03-31
Restaurant Brands International Limited Partnership
filed 2021-04-30
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2021, there were 155,040,582 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,563	$1,560
Accounts and notes receivable, net of allowance of $30 and $42, respectively	519	536
Inventories, net	98	96
Prepaids and other current assets	111	72
Total current assets	2,291	2,264
Property and equipment, net of accumulated depreciation and amortization of $915 and $879, respectively	2,028	2,031
Operating lease assets, net	1,140	1,152
Intangible assets, net	10,742	10,701
Goodwill	5,781	5,739
Net investment in property leased to franchisees	67	66
Other assets, net	808	824
Total assets	$22,857	$22,777
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$488	$464
Other accrued liabilities	805	835
Gift card liability	147	191
Current portion of long-term debt and finance leases	112	111
Total current liabilities	1,552	1,601
Long-term debt, net of current portion	12,386	12,397
Finance leases, net of current portion	318	315
Operating lease liabilities, net of current portion	1,075	1,082
Other liabilities, net	2,089	2,236
Deferred income taxes, net	1,435	1,425
Total liabilities	18,855	19,056
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at March 31, 2021 and December 31, 2020	8,066	7,994
Partnership exchangeable units; 155,040,667 issued and outstanding at March 31, 2021; 155,113,338 issued and outstanding at December 31, 2020	(2,998)	(3,002)
Accumulated other comprehensive income (loss)	(1,072)	(1,275)
Total Partners’ capital	3,996	3,717
Noncontrolling interests	6	4
Total equity	4,002	3,721
Total liabilities and equity	$22,857	$22,777

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Sales	$507	$503
Franchise and property revenues	548	525
Advertising revenues	205	197
Total revenues	1,260	1,225
Operating costs and expenses:
Cost of sales	401	399
Franchise and property expenses	116	123
Advertising expenses	236	226
General and administrative expenses	105	102
(Income) loss from equity method investments	2	2
Other operating expenses (income), net	(42)	(16)
Total operating costs and expenses	818	836
Income from operations	442	389
Interest expense, net	124	119
Income before income taxes	318	270
Income tax expense	47	46
Net income	271	224
Net income attributable to noncontrolling interests	1	—
Net income attributable to common unitholders	$270	$224
Earnings per unit - basic and diluted
Class A common units	$0.89	$0.71
Partnership exchangeable units	$0.59	$0.48
Weighted average units outstanding - basic and diluted
Class A common units	202	202
Partnership exchangeable units	155	165
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$271	$224

Foreign currency translation adjustment	54	(751)
Net change in fair value of net investment hedges, net of tax of $20 and $(106)	29	411
Net change in fair value of cash flow hedges, net of tax of $(33) and $79	95	(214)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(8) and $(4)	24	11
Gain (loss) recognized on other, net of tax of $0 and $0	1	—
Other comprehensive income (loss)	203	(543)
Comprehensive income (loss)	474	(319)
Comprehensive income (loss) attributable to noncontrolling interests	1	—
Comprehensive income (loss) attributable to common unitholders	$473	$(319)
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2020	202,006,067	$7,994	155,113,338	$(3,002)	$(1,275)	$4	$3,721
Distributions declared on Class A common units ($0.81 per unit)	—	(163)	—	—	—	—	(163)
Distributions declared on partnership exchangeable units ($0.53 per unit)	—	—	—	(82)	—	—	(82)
Exchange of Partnership exchangeable units for RBI common shares	—	5	(72,671)	(5)	—	—	—
Capital contribution from RBI	—	51	—	—	—	—	51
Restaurant VIE contributions (distributions)	—	—	—	—	—	1	1
Net income	—	179	—	91	—	1	271
Other comprehensive income (loss)	—	—	—	—	203	—	203
Balances at March 31, 2021	202,006,067	$8,066	155,040,667	$(2,998)	$(1,072)	$6	$4,002

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2019	202,006,067	$7,786	165,507,199	$(2,353)	$(1,178)	$4	$4,259
Distributions declared on Class A common units ($0.77 per unit)	—	(156)	—	—	—	—	(156)
Distributions declared on partnership exchangeable units ($0.52 per unit)	—	—	—	(86)	—	—	(86)
Exchange of Partnership exchangeable units for RBI common shares	—	11	(178,046)	(11)	—	—	—
Capital contribution from RBI	—	55	—	—	—	—	55
Restaurant VIE contributions (distributions)	—	—	—	—	—	(1)	(1)
Net income	—	144	—	80	—	—	224
Other comprehensive income (loss)	—	—	—	—	(543)	—	(543)
Balances at March 31, 2020	202,006,067	$7,840	165,329,153	$(2,370)	$(1,721)	$3	$3,752
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$271	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	45
Amortization of deferred financing costs and debt issuance discount	7	6
(Income) loss from equity method investments	2	2
(Gain) loss on remeasurement of foreign denominated transactions	(43)	(8)
Net (gains) losses on derivatives	20	(6)
Share-based compensation expense	22	19
Deferred income taxes	14	(31)
Other	(8)	(4)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	24	94
Inventories and prepaids and other current assets	(4)	(13)
Accounts and drafts payable	19	(136)
Other accrued liabilities and gift card liability	(113)	(67)
Tenant inducements paid to franchisees	—	(3)
Other long-term assets and liabilities	6	14
Net cash provided by operating activities	266	136
Cash flows from investing activities:
Payments for property and equipment	(15)	(19)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	11	4
Settlement/sale of derivatives, net	2	12
Other investing activities, net	(5)	—
Net cash (used for) provided by investing activities	(7)	(3)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	—	1,085
Repayments of revolving line of credit, long-term debt and finance leases	(27)	(25)
Distributions on Class A common and Partnership exchangeable units	(239)	(232)
Capital contribution from RBI	20	30
(Payments) proceeds from derivatives	(16)	(2)
Other financing activities, net	1	(1)
Net cash (used for) provided by financing activities	(261)	855
Effect of exchange rates on cash and cash equivalents	5	(23)
Increase (decrease) in cash and cash equivalents	3	965
Cash and cash equivalents at beginning of period	1,560	1,533
Cash and cash equivalents at end of period	$1,563	$2,498
Supplemental cash flow disclosures:
Interest paid	$72	$104
Income taxes paid	$96	$48
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2021, we franchised or owned 4,987 Tim Hortons restaurants, 18,691 Burger King restaurants, and 3,495 Popeyes restaurants, for a total of 27,173 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Note 2. Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 23, 2021.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of March 31, 2021 and December 31, 2020, we determined that we are the primary beneficiary of 51 and 38 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These consist of the year to date March 31, 2020 reclassification of advertising fund contributions from Franchise and property revenues to Advertising revenues and advertising fund expenses from Selling, general and administrative expenses to Advertising expenses, with General and administrative expenses now presented separately. Depreciation and amortization expenses related to the advertising funds for the three months ended March 31, 2020 have also been reclassified from Franchise and property expenses to Advertising expenses. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation with no effect on previously reported net income.
Note 3. New Accounting Pronouncements
Simplifying the Accounting for Income Taxes – In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective commencing in 2021 with early adoption permitted. The adoption of this new guidance during the three months ended March 31, 2021 did not have a material impact on our Financial Statements.
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements and have not adopted any of the transition relief available under the new guidance as of March 31, 2021.
Note 4. Leases
Property revenues are comprised primarily of lease income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Lease income - operating leases
Minimum lease payments	$113	$112
Variable lease payments	66	63
Amortization of favorable and unfavorable income lease contracts, net	1	2
Subtotal - lease income from operating leases	180	177
Earned income on direct financing and sales-type leases	2	1
Total property revenues	$182	$178

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2020 and March 31, 2021 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2020	$62	$427	$39	$528
Recognized during period and included in the contract liability balance at the beginning of the year	(2)	(12)	(1)	(15)
Increase, excluding amounts recognized as revenue during the period	2	9	7	18
Impact of foreign currency translation	—	(7)	—	(7)
Balance at March 31, 2021	$62	$417	$45	$524
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2021	$7	$26	$2	$35
2022	9	33	3	45
2023	8	32	3	43
2024	8	31	3	42
2025	6	31	3	40
Thereafter	24	264	31	319
Total	$62	$417	$45	$524
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Sales	$507	$503
Royalties	346	329
Property revenues	182	178
Franchise fees and other revenue	20	18
Advertising revenues	205	197
Total revenues	$1,260	$1,225

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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended March 31,
	2021	2020
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$179	$144
Net income allocated to Partnership exchangeable unitholders	91	80
Net income attributable to common unitholders	$270	$224

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202
Weighted average Partnership exchangeable units	155	165

Earnings per unit - basic and diluted:
Class A common units (a)	$0.89	$0.71
Partnership exchangeable units (a)	$0.59	$0.48
(a) Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$729	$(269)	$460	$735	$(264)	$471
Favorable leases	116	(67)	49	117	(66)	51
Subtotal	845	(336)	509	852	(330)	522
Indefinite-lived intangible assets:
Tim Hortons brand	$6,732	$—	$6,732	$6,650	$—	$6,650
Burger King brand	2,146	—	2,146	2,174	—	2,174
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	10,233	—	10,233	10,179	—	10,179
Intangible assets, net			$10,742			$10,701

Goodwill
Tim Hortons segment	$4,329			$4,279
Burger King segment	606			614
Popeyes segment	846			846
Total	$5,781			$5,739
Amortization expense on intangible assets totaled $10 million and $11 million for the three months ended March 31, 2021 and 2020, respectively. The change in the brands and goodwill balances during the three months ended March 31, 2021 was due to the impact of foreign currency translation.
Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $205 million as of March 31, 2021 and December 31, 2020 and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million and $2 million during the three months ended March 31, 2021 and 2020, respectively.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.2% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on March 31, 2021 was approximately $56 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on March 31, 2021 was approximately $44 million.

We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues from affiliates:
Royalties	$65	$61
Advertising revenues	13	12
Property revenues	8	8
Franchise fees and other revenue	4	3
Total	$90	$84
We recognized $4 million of rent expense associated with the TIMWEN Partnership during the three months ended March 31, 2021 and 2020.
At March 31, 2021 and December 31, 2020, we had $46 million and $52 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity investees and basis difference amortization.
Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2021	December 31, 2020
Current:
Distribution payable	$245	$239
Interest payable	94	66
Accrued compensation and benefits	42	78
Taxes payable	96	122
Deferred income	44	42
Accrued advertising expenses	62	59
Restructuring and other provisions	13	12
Current portion of operating lease liabilities	136	137
Other	73	80
Other accrued liabilities	$805	$835
Noncurrent:
Taxes payable	$632	$626
Contract liabilities	524	528
Derivatives liabilities	715	865
Unfavorable leases	77	81
Accrued pension	69	70
Deferred income	34	28
Other	38	38
Other liabilities, net	$2,089	$2,236

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	March 31, 2021	December 31, 2020
Term Loan B (due November 19, 2026)	$5,283	$5,297
Term Loan A (due October 7, 2024)	727	731
2017 4.25% Senior Notes (due May 15, 2024)	775	775
2019 3.875% Senior Notes (due January 15, 2028)	750	750
2020 5.75% Senior Notes (due April 15, 2025)	500	500
2020 3.50% Senior Notes (due February 15, 2029)	750	750
2019 4.375% Senior Notes (due January 15, 2028)	750	750
2020 4.00% Senior Notes (due October 15, 2030)	2,900	2,900
TH Facility and other	179	178
Less: unamortized deferred financing costs and deferred issue discount	(148)	(155)
Total debt, net	12,466	12,476
Less: current maturities of debt	(80)	(79)
Total long-term debt	$12,386	$12,397
Credit Facilities
As of March 31, 2021, we had no amounts outstanding under our senior secured revolving credit facility (the “Revolving Credit Facility”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases or repurchases of Class B exchangeable limited partnership units, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of March 31, 2021, we had outstanding C$221 million under the TH Facility with a weighted average interest rate of 1.84%.
Restrictions and Covenants
As of March 31, 2021, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, and the indentures governing our Senior Notes.

Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	March 31, 2021	December 31, 2020
Fair value of our variable term debt and senior notes	$12,265	$12,477
Principal carrying amount of our variable term debt and senior notes	12,435	12,453

Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Debt (a)	$113	$113
Finance lease obligations	5	5
Amortization of deferred financing costs and debt issuance discount	7	6
Interest income	(1)	(5)
Interest expense, net	$124	$119
(a)Amount includes $12 million and $21 million benefit during the three months ended March 31, 2021 and 2020, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 13, Derivatives.
Note 11. Income Taxes
Our effective tax rate was 14.7% for the three months ended March 31, 2021. The effective tax rate during this period reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and the excess tax benefits from equity-based compensation.
Our effective tax rate was 16.8% for the three months ended March 31, 2020. The effective tax rate during this period reflects the amount and mix of income from multiple tax jurisdictions and the impact of internal financing arrangements.
Note 12. Equity
During the three months ended March 31, 2021, Partnership exchanged 72,671 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares were accounted for as capital contributions by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partners’ capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partners’ capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership, if any, and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(107)	$(45)	$(1,123)	$(1,275)
Foreign currency translation adjustment	—	—	54	54
Net change in fair value of derivatives, net of tax	124	—	—	124
Amounts reclassified to earnings of cash flow hedges, net of tax	24	—	—	24
Pension and post-retirement benefit plans, net of tax	—	1	—	1
Balance at March 31, 2021	$41	$(44)	$(1,069)	$(1,072)

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
Interest Rate Swaps
At March 31, 2021, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”) beginning October 31, 2019 through the termination date of November 19, 2026. Additionally, at March 31, 2021, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
During 2019, we extended the term of our previous $3,500 million receive-variable, pay-fixed interest rate swaps to align the maturity date of the new interest rate swaps with the new maturity date of our Term Loan B. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of March 31, 2021 that we expect to be reclassified into interest expense within the next 12 months is $50 million.
During 2015, we settled certain interest rate swaps and recognized a net unrealized loss of $85 million in AOCI at the date of settlement. This amount gets reclassified into Interest expense, net as the original hedged forecasted transaction affects earnings. The amount of pre-tax losses in AOCI as of March 31, 2021 that we expect to be reclassified into interest expense within the next 12 months is $8 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2021, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At March 31, 2021, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At March 31, 2021, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at March 31, 2021, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At March 31, 2021, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $124 million with maturities to May 2022. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2021	2020
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$129	$(300)
Forward-currency contracts	$(1)	$7
Derivatives designated as net investment hedges
Cross-currency rate swaps	$9	$517
(1)We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2021	2020
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(30)	$(15)
Forward-currency contracts	Cost of sales	$(2)	$—

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2021	2020
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$12	$21

	Fair Value as of
	March 31, 2021	December 31, 2020	Balance Sheet Location
Assets:
Derivatives designated as net investment hedges
Foreign currency	$13	$—	Other assets, net
Total assets at fair value	$13	$—

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$279	$430	Other liabilities, net
Foreign currency	4	5	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	436	434	Other liabilities, net
Total liabilities at fair value	$719	$869

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(2)	$(2)
Litigation settlements (gains) and reserves, net	2	—
Net losses (gains) on foreign exchange	(43)	(8)
Other, net	1	(6)
Other operating expenses (income), net	$(42)	$(16)
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
In July 2019, a class action complaint was filed against The TDL Group Corp. (“TDL”) in the Supreme Court of British Columbia by Samir Latifi, individually and on behalf of all others similarly situated. The complaint alleges that TDL violated the Canadian Competition Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Tim Hortons franchisees are required to sign. The plaintiff seeks damages and restitution, on behalf of himself and other members of the class. In February 2021, TDL filed and served an application to strike which is scheduled to be heard in May 2021. While we currently believe this claim is without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of Restaurant Brands International Inc., individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of its officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021. We intend to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
On February 5, 2021, Paul J. Graney, a purported shareholder of Restaurant Brands International, individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the U.S. District Court for the Southern District of Florida naming RBI and certain of its current or former officers as defendants. This lawsuit alleged violations of Sections 10 and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with certain statements made beginning in April 2019. On April 26, 2021, the lead plaintiff filed a stipulation voluntarily dismissing the case, which the Court so ordered on April 27, 2021.
Note 16. Segment Reporting
As stated in Note 1, Description of Business and Organization, we manage three brands. Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Under the Popeyes brand, we operate in the chicken category of the quick service segment of the restaurant industry. Our business generates revenue from the following sources: (i) franchise and advertising revenues, consisting primarily of royalties and advertising fund contributions based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing and distribution, as well as sales to retailers. We manage each of our brands as an operating segment and each operating segment represents a reportable segment.

The following tables present revenues, by segment and by country (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues by operating segment:
TH	$710	$699
BK	407	388
PLK	143	138
Total revenues	$1,260	$1,225

	Three Months Ended March 31,
	2021	2020
Revenues by country (a):
Canada	$638	$632
United States	478	450
Other	144	143
Total revenues	$1,260	$1,225

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs incurred from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including consulting services related to the interpretation of final and proposed regulations and guidance under the Tax Cuts and Jobs Act (“Corporate restructuring and tax advisory fees”).

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Segment income:
TH	$207	$189
BK	217	200
PLK	56	55
Adjusted EBITDA	480	444
Share-based compensation and non-cash incentive compensation expense	26	21
Corporate restructuring and tax advisory fees	1	1
Impact of equity method investments (a)	4	4
Other operating expenses (income), net	(42)	(16)
EBITDA	491	434
Depreciation and amortization	49	45
Income from operations	442	389
Interest expense, net	124	119
Income tax expense	47	46
Net income	$271	$224
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 17. Supplemental Financial Information
On February 17, 2017, 1011778 B.C. Unlimited Liability Company (the “Parent Issuer”) and New Red Finance Inc. (the “Co-Issuer” and together with the Parent Issuer, the “Issuers”) entered into an amended credit agreement, as amended from time to time, that provides for obligations under the Credit Facilities. On November 9, 2020, the Issuers entered into the 2020 3.50% Senior Notes Indenture with respect to the 2020 3.50% Senior Notes. On October 5, 2020, the Issuers entered into the 2020 4.00% Senior Notes Indenture with respect to the 2020 4.00% Senior Notes. On April 7, 2020, the Issuers entered into the 2020 5.75% Senior Notes Indenture with respect to the 2020 5.75% Senior Notes. On November 19, 2019, the Issuers entered into the 2019 4.375% Senior Notes Indenture with respect to the 2019 4.375% Senior Notes. On September 24, 2019, the Issuers entered into the 2019 3.875% Senior Notes Indenture with respect to the 2019 3.875% Senior Notes. On May 17, 2017, the Issuers entered into the 2017 4.25% Senior Notes Indenture with respect to the 2017 4.250% Senior Notes.
The agreement governing our Credit Facilities, the 2020 3.50% Senior Notes Indenture, the 2020 4.00% Senior Notes Indenture, the 2020 5.75% Senior Notes Indenture, the 2019 4.375% Senior Notes Indenture, the 2019 3.875% Senior Notes Indenture, and the 2017 4.25% Senior Notes Indenture allow the financial reporting obligation of the Parent Issuer to be satisfied through the reporting of Partnership’s consolidated financial information, provided that the consolidated financial information of the Parent Issuer and its restricted subsidiaries is presented on a standalone basis.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of March 31, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,563	$—	$—	$1,563
Accounts and notes receivable, net	519	—	—	519
Inventories, net	98	—	—	98
Prepaids and other current assets	111	—	—	111
Total current assets	2,291	—	—	2,291
Property and equipment, net	2,028	—	—	2,028
Operating lease assets, net	1,140	—	—	1,140
Intangible assets, net	10,742	—	—	10,742
Goodwill	5,781	—	—	5,781
Net investment in property leased to franchisees	67	—	—	67
Intercompany receivable	—	245	(245)	—
Investment in subsidiaries	—	4,002	(4,002)	—
Other assets, net	808	—	—	808
Total assets	$22,857	$4,247	$(4,247)	$22,857
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$488	$—	$—	$488
Other accrued liabilities	560	245	—	805
Gift card liability	147	—	—	147
Current portion of long-term debt and finance leases	112	—	—	112
Total current liabilities	1,307	245	—	1,552
Long-term debt, net of current portion	12,386	—	—	12,386
Finance leases, net of current portion	318	—	—	318
Operating lease liabilities, net of current portion	1,075	—	—	1,075
Other liabilities, net	2,089	—	—	2,089
Payables to affiliates	245	—	(245)	—
Deferred income taxes, net	1,435	—	—	1,435
Total liabilities	18,855	245	(245)	18,855
Partners’ capital:
Class A common units	—	8,066	—	8,066
Partnership exchangeable units	—	(2,998)	—	(2,998)
Common shares	3,077	—	(3,077)	—
Retained Earnings	1,991	—	(1,991)	—
Accumulated other comprehensive income (loss)	(1,072)	(1,072)	1,072	(1,072)
Total Partners' capital/shareholders' equity	3,996	3,996	(3,996)	3,996
Noncontrolling interests	6	6	(6)	6
Total equity	4,002	4,002	(4,002)	4,002
Total liabilities and equity	$22,857	$4,247	$(4,247)	$22,857

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,560	$—	$—	$1,560
Accounts and notes receivable, net	536	—	—	536
Inventories, net	96	—	—	96
Prepaids and other current assets	72	—	—	72
Total current assets	2,264	—	—	2,264
Property and equipment, net	2,031	—	—	2,031
Operating lease assets. net	1,152	—	—	1,152
Intangible assets, net	10,701	—	—	10,701
Goodwill	5,739	—	—	5,739
Net investment in property leased to franchisees	66	—	—	66
Intercompany receivable	—	239	(239)	—
Investment in subsidiaries	—	3,721	(3,721)	—
Other assets, net	824	—	—	824
Total assets	$22,777	$3,960	$(3,960)	$22,777
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$464	$—	$—	$464
Other accrued liabilities	596	239	—	835
Gift card liability	191	—	—	191
Current portion of long-term debt and finance leases	111	—	—	111
Total current liabilities	1,362	239	—	1,601
Long-term debt, net of current portion	12,397	—	—	12,397
Finance leases, net of current portion	315	—	—	315
Operating lease liabilities, net of current portion	1,082	—	—	1,082
Other liabilities, net	2,236	—	—	2,236
Payables to affiliates	239	—	(239)	—
Deferred income taxes, net	1,425	—	—	1,425
Total liabilities	19,056	239	(239)	19,056
Partners’ capital:
Class A common units	—	7,994	—	7,994
Partnership exchangeable units	—	(3,002)	—	(3,002)
Common shares	3,026	—	(3,026)	—
Retained Earnings	1,966	—	(1,966)	—
Accumulated other comprehensive income (loss)	(1,275)	(1,275)	1,275	(1,275)
Total Partners' capital/shareholders' equity	3,717	3,717	(3,717)	3,717
Noncontrolling interests	4	4	(4)	4
Total equity	3,721	3,721	(3,721)	3,721
Total liabilities and equity	$22,777	$3,960	$(3,960)	$22,777

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended March 31, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$507	$—	$—	$507
Franchise and property revenues	548	—	—	548
Advertising revenues	205	—	—	205
Total revenues	1,260	—	—	1,260
Operating costs and expenses:
Cost of sales	401	—	—	401
Franchise and property expenses	116	—	—	116
Advertising expenses	236	—	—	236
General and administrative expenses	105	—	—	105
(Income) loss from equity method investments	2	—	—	2
Other operating expenses (income), net	(42)	—	—	(42)
Total operating costs and expenses	818	—	—	818
Income from operations	442	—	—	442
Interest expense, net	124	—	—	124
Income before income taxes	318	—	—	318
Income tax expense	47	—	—	47
Net income	271	—	—	271
Equity in earnings of consolidated subsidiaries	—	271	(271)	—
Net income (loss)	271	271	(271)	271
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$270	$270	$(270)	$270
Comprehensive income (loss)	$474	$474	$(474)	$474

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended March 31, 2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$503	$—	$—	$503
Franchise and property revenues	525	—	—	525
Advertising revenues	197	—	—	197
Total revenues	1,225	—	—	1,225
Operating costs and expenses:
Cost of sales	399	—	—	399
Franchise and property expenses	123	—	—	123
Advertising expenses	226	—	—	226
General and administrative expenses	102	—	—	102
(Income) loss from equity method investments	2	—	—	2
Other operating expenses (income), net	(16)	—	—	(16)
Total operating costs and expenses	836	—	—	836
Income from operations	389	—	—	389
Interest expense, net	119	—	—	119
Income before income taxes	270	—	—	270
Income tax expense	46	—	—	46
Net income	224	—	—	224
Equity in earnings of consolidated subsidiaries	—	224	(224)	—
Net income (loss)	224	224	(224)	224
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$224	$224	$(224)	$224
Comprehensive income (loss)	$(319)	$(319)	$319	$(319)

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Three months ended March 31, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$271	$271	$(271)	$271
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(271)	271	—
Depreciation and amortization	49	—	—	49
Amortization of deferred financing costs and debt issuance discount	7	—	—	7
(Income) loss from equity method investments	2	—	—	2
(Gain) loss on remeasurement of foreign denominated transactions	(43)	—	—	(43)
Net (gains) losses on derivatives	20	—	—	20
Share-based compensation expense	22	—	—	22
Deferred income taxes	14	—	—	14
Other	(8)	—	—	(8)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	24	—	—	24
Inventories and prepaids and other current assets	(4)	—	—	(4)
Accounts and drafts payable	19	—	—	19
Other accrued liabilities and gift card liability	(113)	—	—	(113)
Other long-term assets and liabilities	6	—	—	6
Net cash provided by (used for) operating activities	266	—	—	266
Cash flows from investing activities:
Payments for property and equipment	(15)	—	—	(15)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	11	—	—	11
Settlement/sale of derivatives, net	2	—	—	2
Other investing activities, net	(5)	—	—	(5)
Net cash provided by (used for) investing activities	(7)	—	—	(7)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(27)	—	—	(27)
Distributions on Class A common and Partnership exchangeable units	—	(239)	—	(239)
Capital contribution from RBI	20	—	—	20
Distributions from subsidiaries	(239)	239	—	—
(Payments) proceeds from derivatives	(16)	—	—	(16)
Other financing activities, net	1	—	—	1
Net cash provided by (used for) financing activities	(261)	—	—	(261)
Effect of exchange rates on cash and cash equivalents	5	—	—	5
Increase (decrease) in cash and cash equivalents	3	—	—	3
Cash and cash equivalents at beginning of period	1,560	—	—	1,560
Cash and cash equivalents at end of period	$1,563	$—	$—	$1,563

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Three Months Ended March 31, 2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$224	$224	$(224)	$224
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(224)	224	—
Depreciation and amortization	45	—	—	45
Amortization of deferred financing costs and debt issuance discount	6	—	—	6
(Income) loss from equity method investments	2	—	—	2
(Gain) loss on remeasurement of foreign denominated transactions	(8)	—	—	(8)
Net (gains) losses on derivatives	(6)	—	—	(6)
Share-based compensation expense	19	—	—	19
Deferred income taxes	(31)	—	—	(31)
Other	(4)	—	—	(4)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	94	—	—	94
Inventories and prepaids and other current assets	(13)	—	—	(13)
Accounts and drafts payable	(136)	—	—	(136)
Other accrued liabilities and gift card liability	(67)	—	—	(67)
Tenant inducements paid to franchisees	(3)	—	—	(3)
Other long-term assets and liabilities	14	—	—	14
Net cash provided by (used for) operating activities	136	—	—	136
Cash flows from investing activities:
Payments for property and equipment	(19)	—	—	(19)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	4	—	—	4
Settlement/sale of derivatives, net	12	—	—	12
Net cash provided by (used for) investing activities	(3)	—	—	(3)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	1,085	—	—	1,085
Repayments of revolving line of credit, long-term debt and finance leases	(25)	—	—	(25)
Distributions on Class A common and Partnership exchangeable units	—	(232)	—	(232)
Capital contribution from RBI	30	—	—	30
Distributions from subsidiaries	(232)	232	—	—
(Payments) proceeds from derivatives	(2)	—	—	(2)
Other financing activities, net	(1)	—	—	(1)
Net cash provided by (used for) financing activities	855	—	—	855
Effect of exchange rates on cash and cash equivalents	(23)	—	—	(23)
Increase (decrease) in cash and cash equivalents	965	—	—	965
Cash and cash equivalents at beginning of period	1,533	—	—	1,533
Cash and cash equivalents at end of period	$2,498	$—	$—	$2,498

Note 18. Subsequent Events
Cash Distributions/Dividends
On April 6, 2021, RBI paid a cash dividend of $0.53 per RBI common share to common shareholders of record on March 23, 2021. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per exchangeable unit to holders of record on March 23, 2021.
Subsequent to March 31, 2021, the RBI board of directors declared a cash dividend of $0.53 per RBI common share, which will be paid on July 7, 2021 to RBI common shareholders of record on June 23, 2021. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with approximately $31 billion in annual system-wide sales and over 27,000 restaurants in more than 100 countries as of March 31, 2021. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
We have three operating and reportable segments: (1) Tim Hortons (“TH”); (2) Burger King (“BK”); and (3) Popeyes Louisiana Kitchen (“PLK”). Our business generates revenue from the following sources: (i) franchise and advertising revenues, consisting primarily of royalties and advertising fund contributions based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (ii) property revenues from properties we lease or sublease to franchisees; and (iii) sales at restaurants owned by us (“Company restaurants”). In addition, our TH business generates revenue from sales to franchisees related to our supply chain operations, including manufacturing, procurement, warehousing, and distribution, as well as sales to retailers.
COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) had a substantial impact on our global restaurant operations for the three months ended March 31, 2021 and 2020. While the impact of COVID-19 on system-wide sales growth, system-wide sales, comparable sales and net restaurant growth was severe for the last few weeks of the quarter ended March 31, 2020, in the 2021 period these metrics were affected to a lesser extent for the entire period, with variations among brands and regions. During 2020 and the three months ended March 31, 2021, substantially all TH, BK and PLK restaurants remained open in North America, some with limited operations, such as drive-thru, takeout and delivery (where applicable), reduced if any dine-in capacity, and/or restrictions on hours of operation. As of the end of March 2021, 95% of our restaurants were open worldwide, including substantially all of our restaurants in North America and Asia Pacific and approximately 92% and 84% of our restaurants in Europe, Middle East and Africa and Latin America, respectively. By contrast, at March 31, 2020 the restaurants open were approximately 94% in North America, 83% in Asia Pacific, 40% in Europe, Middle East and Africa and 47% in Latin America. Certain jurisdictions, such as Canada, Europe, and Brazil, that had eased restrictions during 2020, re-imposed lockdowns and curfews in the quarter ended March 31, 2021. In comparison, during the quarter ended March 31, 2020, a number of other markets required temporary complete closures while implementing lock-down orders. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation.
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
•Unless otherwise stated, system-wide sales growth, system-wide sales and comparable sales are presented on a system-wide basis, which means they include franchise restaurants and Company restaurants. System-wide results are driven by our franchise restaurants, as approximately 100% of system-wide restaurants are franchised. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales.
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

Results of Operations for the Three Months Ended March 31, 2021 and 2020
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$507	$503	$4	$24	$(20)
Franchise and property revenues	548	525	23	15	8
Advertising revenues	205	197	8	3	5
Total revenues	1,260	1,225	35	42	(7)
Operating costs and expenses:
Cost of sales	401	399	(2)	(19)	17
Franchise and property expenses	116	123	7	(5)	12
Advertising expenses	236	226	(10)	(4)	(6)
General and administrative expenses	105	102	(3)	(3)	—
(Income) loss from equity method investments	2	2	—	—	—
Other operating expenses (income), net	(42)	(16)	26	1	25
Total operating costs and expenses	818	836	18	(30)	48
Income from operations	442	389	53	12	41
Interest expense, net	124	119	(5)	—	(5)
Income before income taxes	318	270	48	12	36
Income tax expense	47	46	(1)	(1)	—
Net income	$271	$224	$47	$11	$36
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$473	$465	$8	$24	$(16)
Franchise and property revenues	190	188	2	10	(8)
Advertising revenues	47	46	1	2	(1)
Total revenues	710	699	11	36	(25)
Cost of sales	370	366	(4)	(19)	15
Franchise and property expenses	81	81	—	(4)	4
Advertising expenses	62	65	3	(4)	7
Segment G&A	24	25	1	(1)	2
Segment depreciation and amortization (b)	31	26	(5)	(1)	(4)
Segment income (c)	207	189	18	9	9
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses.
(c)TH segment income includes $3 million and $2 million of cash distributions received from equity method investments for the three months ended March 31, 2021 and 2020, respectively.

BK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$16	$17	$(1)	$—	$(1)
Franchise and property revenues	289	273	16	5	11
Advertising revenues	102	98	4	1	3
Total revenues	407	388	19	6	13
Cost of sales	16	17	1	—	1
Franchise and property expenses	33	39	6	(1)	7
Advertising expenses	117	108	(9)	—	(9)
Segment G&A	36	37	1	(1)	2
Segment depreciation and amortization (b)	12	12	—	—	—
Segment income (d)	217	200	17	4	13
(d)No significant cash distributions were received from equity method investments during the three months ended March 31, 2021 and 2020.

PLK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$18	$21	$(3)	$—	$(3)
Franchise and property revenues	69	64	5	—	5
Advertising revenues	56	53	3	—	3
Total revenues	143	138	5	—	5
Cost of sales	15	16	1	—	1
Franchise and property expenses	2	3	1	—	1
Advertising expenses	57	53	(4)	—	(4)
Segment G&A	14	13	(1)	—	(1)
Segment depreciation and amortization (b)	2	2	—	—	—
Segment income	56	55	1	—	1

	Three Months Ended March 31,
Key Business Metrics	2021	2020
System-wide sales growth
TH	(4.9)%	(9.9)%
BK	1.8%	(3.0)%
PLK	7.0%	32.3%
Consolidated	1.4%	0.0%
System-wide sales
TH	$1,379	$1,382
BK	$5,173	$4,999
PLK	$1,344	$1,258
Consolidated	$7,896	$7,639
Comparable sales
TH	(2.3)%	(10.3)%
BK	0.7%	(3.7)%
PLK	1.5%	26.2%

	As of March 31,
	2021	2020
Net restaurant growth
TH	1.3%	1.2%
BK	(0.8)%	5.8%
PLK	4.8%	6.9%
Consolidated	0.2%	5.0%
Restaurant count
TH	4,987	4,925
BK	18,691	18,848
PLK	3,495	3,336
Consolidated	27,173	27,109
Comparable Sales
TH comparable sales were (2.3)% during the three months ended March 31, 2021, including Canada comparable sales of (3.3)%.
BK comparable sales were 0.7% during the three months ended March 31, 2021, including U.S. comparable sales of 6.6%.
PLK comparable sales were 1.5% during the three months ended March 31, 2021, including U.S. comparable sales of 0.9%.

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
During the three months ended March 31, 2021, the increase in sales was driven primarily by a favorable FX Impact of $24 million, partially offset by a decrease of $16 million in our TH segment, a decrease of $3 million in our PLK segment, and a decrease of $1 million in our BK segment. The decrease in our TH segment was driven by a decrease in supply chain sales due to a decrease in system-wide sales excluding FX Impact, partially offset by an increase in sales to retailers.
During the three months ended March 31, 2021, the increase in cost of sales was driven primarily by an unfavorable FX Impact of $19 million, partially offset by a decrease of $15 million in our TH segment, a decrease of $1 million in our BK segment, and a decrease of $1 million in our PLK segment. The decrease in our TH segment was driven by a decrease in supply chain cost of sales due to a decrease in system-wide sales excluding FX Impact and the non-recurrence of a $3 million charge in the prior year to write-off paper cup inventory for the 2020 Roll Up the Rim promotion due to COVID-19, partially offset by an increase in sales to retailers.
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
During the three months ended March 31, 2021, the increase in franchise and property revenues was driven by a favorable FX Impact of $15 million, an increase of $11 million in our BK segment, and an increase of $5 million in our PLK segment, partially offset by a decrease of $8 million in our TH segment. The increase in our BK and PLK segments was primarily driven by an increase in royalties as a result of an increase in system-wide sales. The decrease in our TH segment was primarily driven by decreases in royalties and rent due to a decrease in system-wide sales excluding FX Impact and an increase in rent relief provided to eligible franchisees.
During the three months ended March 31, 2021, the decrease in franchise and property expenses was driven by a decrease of $7 million in our BK segment, a decrease of $4 million in our TH segment, and a decrease of $1 million in our PLK segment, partially offset by an unfavorable FX Impact of $5 million. The decrease in our BK and TH segments was primarily related to bad debt recoveries in the current year compared to bad debt expense in the prior year.
Advertising
Advertising revenues consist primarily of advertising contributions earned on franchise sales. Advertising expenses consist primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands.
During the three months ended March 31, 2021, the increase in advertising revenues was driven by a favorable FX Impact of $3 million, an increase of $3 million in our BK segment, and an increase of $3 million in our PLK segment, partially offset by a decrease of $1 million in our TH segment. The increase in our BK and PLK segments was primarily driven by an increase in system-wide sales. The decrease in our TH segment was primarily driven by a decrease in system-wide sales excluding FX Impact.
During the three months ended March 31, 2021, the increase in advertising expenses was driven by an increase of $9 million in our BK segment, an increase of $4 million in our PLK segment, and an unfavorable FX Impact of $4 million, partially offset by a decrease of $7 million in our TH segment. The increase in our BK segment was primarily driven by the timing of advertising expenses and an increase in advertising revenues. The increase in our PLK segment was primarily driven by an increase in advertising revenues. The decrease in our TH segment was primarily driven by the timing of advertising expenses.

General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

	Three Months Ended March 31,		Variance
			$	%
	2021	2020	Favorable / (Unfavorable)
Segment G&A:
TH	$24	$25	$1	4.0%
BK	36	37	1	2.7%
PLK	14	13	(1)	(7.7)%
Share-based compensation and non-cash incentive compensation expense	26	21	(5)	(23.8)%
Depreciation and amortization	4	5	1	20.0%
Corporate restructuring and tax advisory fees	1	1	—	—%
General and administrative expenses	$105	$102	$(3)	(2.9)%
Segment general and administrative expenses (“Segment G&A”) are comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Segment G&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, and Corporate restructuring and tax advisory fees.
Corporate restructuring and tax advisory fees arise primarily from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including consulting services related to the interpretation of final and proposed regulations and guidance issued by the U.S. Treasury, the IRS and state tax authorities in their ongoing efforts to interpret and implement comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and related state and local tax implications.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees, and basis difference amortization.
There was no significant change in (income) loss from equity method investments during the three months ended March 31, 2021 compared to the prior year.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended March 31,
	2021	2020
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(2)	$(2)
Litigation settlements (gains) and reserves, net	2	—
Net losses (gains) on foreign exchange	(43)	(8)
Other, net	1	(6)
Other operating expenses (income), net	$(42)	$(16)
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

Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2021	2020
Interest expense, net	$124	$119
Weighted average interest rate on long-term debt	4.2%	4.6%
During the three months ended March 31, 2021, interest expense, net increased primarily due to lower benefits related to the quarterly net settlements of our cross-currency rate swaps as result of changes in foreign currency exchange rates and lower interest income due to a decrease in interest rates, partially offset by a decrease in the weighted average interest rate on long-term debt. Refer to Note 13, Derivative Instruments, to the accompanying unaudited condensed consolidated financial statements for further details on our cross-currency rate swaps.
Income Tax Expense
Our effective tax rate was 14.7% and 16.8% for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate was lower primarily due to higher benefits from equity-based compensation offset by increases due to changes in our relative mix of income from multiple tax jurisdictions. The effective tax rate was reduced by 2.1% and 0.1% for the three months ended March 31, 2021 and 2020, respectively, as a result of excess tax benefits from equity-based compensation. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecasts change due to the effects of COVID-19.
Net Income
We reported net income of $271 million for the three months ended March 31, 2021, compared to net income of $224 million for the three months ended March 31, 2020. The increase in net income is primarily due to a $26 million favorable change in the results from other operating expenses (income), net, a $18 million increase in TH segment income, a $17 million increase in BK segment income, and a $1 million increase in PLK segment income. These factors were partially offset by a $5 million increase in share-based compensation and non-cash incentive compensation expense, a $5 million increase in interest expense, net, a $4 million increase in depreciation and amortization and a $1 million increase in income tax expense. Amounts above include a total favorable FX Impact to net income of $11 million.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, this included costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including consulting services related to the interpretation of final and proposed regulations and guidance under the Tax Act. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our three operating segments.

	Three Months Ended March 31,		Variance
			$	%
	2021	2020	Favorable / (Unfavorable)
Segment income:
TH	$207	$189	$18	9.3%
BK	217	200	17	8.5%
PLK	56	55	1	2.8%
Adjusted EBITDA	480	444	36	8.2%
Share-based compensation and non-cash incentive compensation expense	26	21	(5)	(23.8)%
Corporate restructuring and tax advisory fees	1	1	—	—%
Impact of equity method investments (a)	4	4	—	—%
Other operating expenses (income), net	(42)	(16)	26	(162.5)%
EBITDA	491	434	57	13.1%
Depreciation and amortization	49	45	(4)	(8.9)%
Income from operations	442	389	53	13.6%
Interest expense, net	124	119	(5)	(4.2)%
Income tax expense	47	46	(1)	(2.2)%
Net income	$271	$224	$47	21.0%
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for the three months ended March 31, 2021 reflects the increases in segment income in our TH, BK and PLK segments and includes a favorable FX Impact of $13 million.
The increase in EBITDA for the three months ended March 31, 2021 is primarily due to increases in segment income in our TH, BK and PLK segments and favorable results from other operating expenses (income), net, partially offset by an increase in share-based compensation and non-cash incentive compensation expense. The increase in EBITDA includes a favorable FX Impact of $14 million.
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
As of March 31, 2021, we had cash and cash equivalents of $1,563 million, working capital of $739 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
In March 2021, we announced our plan to spend C$80 million in 2021 to support increased advertising and digital advancements at the TH business and supplement advertising fund amounts contributed by franchisees.
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
Debt Instruments and Debt Service Requirements
As of March 31, 2021, our long-term debt consists primarily of borrowings under our Credit Facilities (defined below), amounts outstanding under our 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2020 5.75% Senior Notes, 2020 3.50% Senior Notes, 2019 4.375% Senior Notes, 2020 4.00% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of March 31, 2021, there was $6,010 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 1.83%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR as of March 31, 2021, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $111 million in interest payments and $72 million in principal payments. In addition, based on LIBOR as of March 31, 2021, net cash settlements that we expect to pay on our $4,000 million interest rate swap are estimated to be approximately $92 million for the next twelve months.
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
As of March 31, 2021, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases or PEU repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Senior Notes
The Borrowers are party to (i) an indenture (the “2017 4.25% Senior Notes Indenture”) in connection with the issuance of $775 million of 4.25% first lien senior notes due May 15, 2024 (the “2017 4.25% Senior Notes”), (ii) an indenture (the “2019 3.875% Senior Notes Indenture”) in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the “2019 3.875% Senior Notes”), (iii) an indenture (the “2020 5.75% Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien senior notes due April 15, 2025 (the “2020 5.75% Senior Notes”), (iv) an indenture (the “2020 3.50% Senior Notes Indenture”) in connection with the issuance of $750 million of 3.50% first lien senior notes due February 15, 2029 (the “2020 3.50% Senior Notes”), (v) an indenture (the “2019 4.375% Senior Notes Indenture”) in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the “2019 4.375% Senior Notes”), and (vi) an indenture (the “2020 4.00% Senior Notes Indenture”) in connection with the issuance of $2,900 million of 4.00% second lien senior notes due October 15, 2030 (the “2020 4.00% Senior Notes”). No principal payments are due on the 2017 4.25% Senior Notes, 2019 3.875% Senior Notes, 2020 5.75% Senior Notes, 2020 3.50% Senior Notes, 2019 4.375% Senior Notes and 2020 4.00% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at March 31, 2021, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $266 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of March 31, 2021, we had outstanding C$221 million under the TH Facility with a weighted average interest rate of 1.84%.
Based on the amounts outstanding under the TH Facility as of March 31, 2021, required debt service for the next twelve months is estimated to be approximately $3 million in interest payments and $8 million in principal payments.
Restrictions and Covenants
As of March 31, 2021, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures.
Cash Distributions/Dividends
On April 6, 2021, RBI paid a cash dividend of $0.53 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution of $0.53 in respect of each Partnership exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.53 per RBI common share, which will be paid on July 7, 2021 to RBI common shareholders of record on June 23, 2021. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.

Outstanding Security Data
As of April 23, 2021, we had outstanding 202,006,067 Class A common units issued to RBI and 155,040,582 Partnership exchangeable units. During the three months ended March 31, 2021, Partnership exchanged 72,671 Partnership exchangeable units pursuant to exchange notices received.
One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on RBI's share-based compensation and its outstanding equity awards, see Note 13 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and Canadian securities regulatory authorities on February 23, 2021.
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

Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $266 million for the three months ended March 31, 2021, compared to $136 million during the same period in the prior year. The increase in cash provided by operating activities was driven by a decrease in cash used for working capital, an increase in segment income in all of our segments, and a decrease in interest payments. These factors were partially offset by an increase in income tax payments and a decrease in cash provided by other long-term assets and liabilities.
Investing Activities
Cash used for investing activities was $7 million for the three months ended March 31, 2021, compared to $3 million of cash used for investing activities during the same period in the prior year. The change in investing activities was driven by a decrease in proceeds from derivatives and cash used in other investing activities during the current period, partially offset by an increase in net proceeds from disposal of assets, restaurant closures, and refranchisings and a decrease in capital expenditures during the current period.
Financing Activities
Cash used for financing activities was $261 million for the three months ended March 31, 2021, compared to $855 million of cash provided by financing activities during the same period in the prior year. The change in financing activities was driven primarily by proceeds from the draw down on our Revolving Credit Facility in 2020, which was fully repaid in the second quarter of 2020, and proceeds from the draw down on the remaining availability under the TH Facility in 2020.
Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2021 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC and Canadian securities regulatory authorities on February 23, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2021. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the COVID-19 pandemic on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees, including local conditions and government-imposed limitations and restrictions; (ii) our digital and marketing initiatives; (iii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iv) expected timing of debt refinancing transactions; (v) our efforts to assist restaurant owners in maintaining liquidity and the impact of these programs on our future cash flow and financial results; (vi) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (vii) the amount of net cash settlements we expect to pay on our derivative instruments; and (viii) certain accounting matters.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) our franchisees’ financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees, to accelerate restaurant growth; (11) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; and (12) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC and Canadian securities regulatory authorities on February 23, 2021, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitment and Contingencies
Item 6. Exhibits

Exhibit Number	Description

10.77
Offer Letter dated February 26, 2021 between The TDL Group Corp. and Axel Schwan (incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021).

10.78
Tax Equalization Agreement dated December 21, 2020 between Popeyes Louisiana Kitchen, Inc. and Sami Siddiqui (incorporated herein by reference to Exhibit 10.78 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021).

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: April 30, 2021	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)