Form 10-Q
period 2021-09-30
Restaurant Brands International Limited Partnership
filed 2021-10-25
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 18, 2021, there were 145,269,936 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,773	$1,560
Accounts and notes receivable, net of allowance of $18 and $42, respectively	537	536
Inventories, net	96	96
Prepaids and other current assets	178	72
Total current assets	2,584	2,264
Property and equipment, net of accumulated depreciation and amortization of $963 and $879, respectively	2,013	2,031
Operating lease assets, net	1,118	1,152
Intangible assets, net	10,652	10,701
Goodwill	5,743	5,739
Net investment in property leased to franchisees	79	66
Other assets, net	739	824
Total assets	$22,928	$22,777
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$592	$464
Other accrued liabilities	910	835
Gift card liability	137	191
Current portion of long-term debt and finance leases	113	111
Total current liabilities	1,752	1,601
Long-term debt, net of current portion	12,379	12,397
Finance leases, net of current portion	328	315
Operating lease liabilities, net of current portion	1,056	1,082
Other liabilities, net	1,898	2,236
Deferred income taxes, net	1,407	1,425
Total liabilities	18,820	19,056
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at September 30, 2021 and December 31, 2020	8,731	7,994
Partnership exchangeable units; 145,269,936 issued and outstanding at September 30, 2021; 155,113,338 issued and outstanding at December 31, 2020	(3,536)	(3,002)
Accumulated other comprehensive income (loss)	(1,089)	(1,275)
Total Partners’ capital	4,106	3,717
Noncontrolling interests	2	4
Total equity	4,108	3,721
Total liabilities and equity	$22,928	$22,777
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Sales	$621	$541	$1,718	$1,450
Franchise and property revenues	639	577	1,801	1,552
Advertising revenues	235	219	674	608
Total revenues	1,495	1,337	4,193	3,610
Operating costs and expenses:
Cost of sales	490	418	1,358	1,156
Franchise and property expenses	121	125	358	380
Advertising expenses	237	209	711	638
General and administrative expenses	123	96	341	292
(Income) loss from equity method investments	7	18	12	36
Other operating expenses (income), net	(16)	54	(50)	59
Total operating costs and expenses	962	920	2,730	2,561
Income from operations	533	417	1,463	1,049
Interest expense, net	128	129	378	376
Loss on early extinguishment of debt	11	—	11	—
Income before income taxes	394	288	1,074	673
Income tax expense	65	65	83	62
Net income	329	223	991	611
Net income attributable to noncontrolling interests	1	—	3	1
Net income attributable to common unitholders	$328	$223	$988	$610
Earnings per unit - basic and diluted
Class A common units	$1.09	$0.72	$3.26	$1.96
Partnership exchangeable units	$0.71	$0.48	$2.14	$1.31
Weighted average units outstanding - basic and diluted
Class A common units	202	202	202	202
Partnership exchangeable units	151	162	154	164
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$329	$223	$991	$611

Foreign currency translation adjustment	(257)	239	(62)	(170)
Net change in fair value of net investment hedges, net of tax of $(31), $40, $10 and $(12)	143	(198)	101	39
Net change in fair value of cash flow hedges, net of tax of $(4), $7, $(32) and $99	13	(17)	68	(268)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(9), $(8), $(21) and $(18)	24	22	77	51
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	—	—	2	—
Other comprehensive income (loss)	(77)	46	186	(348)
Comprehensive income (loss)	252	269	1,177	263
Comprehensive income (loss) attributable to noncontrolling interests	1	—	3	1
Comprehensive income (loss) attributable to common unitholders	$251	$269	$1,174	$262
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2020	202,006,067	$7,994	155,113,338	$(3,002)	$(1,275)	$4	$3,721
Distributions declared on Class A common units ($0.81 per unit)	—	(163)	—	—	—	—	(163)
Distributions declared on partnership exchangeable units ($0.53 per unit)	—	—	—	(82)	—	—	(82)
Exchange of Partnership exchangeable units for RBI common shares	—	5	(72,671)	(5)	—	—	—
Capital contribution from RBI	—	51	—	—	—	—	51
Restaurant VIE contributions (distributions)	—	—	—	—	—	1	1
Net income	—	179	—	91	—	1	271
Other comprehensive income (loss)	—	—	—	—	203	—	203
Balances at March 31, 2021	202,006,067	$8,066	155,040,667	$(2,998)	$(1,072)	$6	$4,002
Distributions declared on Class A common units ($0.81 per unit)	—	(164)	—	—	—	—	(164)
Distributions declared on partnership exchangeable units ($0.53 per unit)	—	—	—	(82)	—	—	(82)
Exchange of Partnership exchangeable units for RBI common shares	—	6	(87,767)	(6)	—	—	—
Capital contribution from RBI	—	55	—	—	—	—	55
Restaurant VIE contributions (distributions)	—	—	—	—	—	(3)	(3)
Net income	—	259	—	131	—	1	391
Other comprehensive income (loss)	—	—	—	—	60	—	60
Balances at June 30, 2021	202,006,067	$8,222	154,952,900	$(2,955)	$(1,012)	$4	$4,259
Distributions declared on Class A common units ($0.83 per unit)	—	(167)	—	—	—	—	(167)
Distributions declared on partnership exchangeable units ($0.53 per unit)	—	—	—	(77)	—	—	(77)
Exchange of Partnership exchangeable units for RBI common shares	—	611	(9,682,964)	(611)	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(182)	—	—	—	—	(182)
Capital contribution from RBI	—	26	—	—	—	—	26
Restaurant VIE contributions (distributions)	—	—	—	—	—	(3)	(3)
Net income	—	221	—	107	—	1	329
Other comprehensive income (loss)	—	—	—	—	(77)	—	(77)
Balances at September 30, 2021	202,006,067	$8,731	145,269,936	$(3,536)	$(1,089)	$2	$4,108
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$991	$611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	139
Premiums paid and non-cash loss on early extinguishment of debt	11	—
Amortization of deferred financing costs and debt issuance discount	20	19
(Income) loss from equity method investments	12	36
(Gain) loss on remeasurement of foreign denominated transactions	(58)	54
Net (gains) losses on derivatives	65	14
Share-based compensation expense	62	55
Deferred income taxes	35	(120)
Other	(14)	23
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	11	(83)
Inventories and prepaids and other current assets	(3)	(21)
Accounts and drafts payable	129	(110)
Other accrued liabilities and gift card liability	(78)	(12)
Tenant inducements paid to franchisees	(5)	(7)
Other long-term assets and liabilities	(73)	(5)
Net cash provided by operating activities	1,255	593
Cash flows from investing activities:
Payments for property and equipment	(70)	(71)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	14	9
Settlement/sale of derivatives, net	2	29
Other investing activities, net	(15)	—
Net cash (used for) provided by investing activities	(69)	(33)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	802	1,585
Repayments of revolving line of credit, long-term debt and finance leases	(865)	(1,071)
Payment of financing costs	(7)	(10)
Distributions on Class A common and Partnership exchangeable units	(730)	(716)
Distribution to RBI for repurchase of RBI common shares	(182)	—
Capital contribution from RBI	60	60
(Payments) proceeds from derivatives	(45)	(29)
Other financing activities, net	(3)	(1)
Net cash (used for) provided by financing activities	(970)	(182)
Effect of exchange rates on cash and cash equivalents	(3)	(7)
Increase (decrease) in cash and cash equivalents	213	371
Cash and cash equivalents at beginning of period	1,560	1,533
Cash and cash equivalents at end of period	$1,773	$1,904
Supplemental cash flow disclosures:
Interest paid	$281	$315
Income taxes paid	$189	$163

See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), and chicken under the Popeyes® brand (“Popeyes” or “PLK”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2021, we franchised or owned 5,137 Tim Hortons restaurants, 18,923 Burger King restaurants, and 3,607 Popeyes restaurants, for a total of 27,667 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of September 30, 2021 and December 31, 2020, we determined that we are the primary beneficiary of 49 and 38 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These consist of the quarter and year to date September 30, 2020 reclassification of advertising fund contributions from Franchise and property revenues to Advertising revenues and advertising fund expenses from Selling, general and administrative expenses to Advertising expenses, with General and administrative expenses now presented separately. Depreciation and amortization expenses related to the advertising funds for the three and nine months ended September 30, 2020 have also been reclassified from Franchise and property expenses to Advertising expenses. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation with no effect on previously reported net income.
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
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. During the third quarter of 2021, we adopted certain of the expedients as it relates to hedge accounting as certain of our debt agreements and hedging relationships bear interest at variable rates, primarily US dollar LIBOR. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on our Financial Statements. We will continue to monitor the discontinuance of LIBOR on our debt agreements and hedging relationships.
Lessors—Certain Leases with Variable Lease Payments – In July 2021, the FASB issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with lease classification criteria and (b) the lessor would have otherwise recognized a day-one loss. This amendment is effective in 2022 with early adoption permitted. This guidance may be applied either retrospectively to leases that commenced or were modified on or after the adoption of lease guidance we adopted in 2019 or prospectively to leases that commence or are modified on or after the date that this new guidance is applied. We are currently evaluating the impact but do not expect that the adoption of this new guidance will have a material impact on our Financial Statements.

Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease income - operating leases
Minimum lease payments	$113	$112	$343	$333
Variable lease payments	91	82	241	191
Amortization of favorable and unfavorable income lease contracts, net	1	1	3	4
Subtotal - lease income from operating leases	205	195	587	528
Earned income on direct financing and sales-type leases	1	1	4	4
Total property revenues	$206	$196	$591	$532

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2020 and September 30, 2021 (in millions):

Contract Liabilities	TH	BK	PLK	Consolidated
Balance at December 31, 2020	$62	$427	$39	$528
Recognized during period and included in the contract liability balance at the beginning of the year	(7)	(30)	(2)	(39)
Increase, excluding amounts recognized as revenue during the period	8	24	14	46
Impact of foreign currency translation	—	(10)	—	(10)
Balance at September 30, 2021	$63	$411	$51	$525
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	Consolidated
Remainder of 2021	$3	$9	$1	$13
2022	9	34	4	47
2023	9	33	3	45
2024	8	32	3	43
2025	7	32	3	42
Thereafter	27	271	37	335
Total	$63	$411	$51	$525

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$621	$541	$1,718	$1,450
Royalties	412	362	1,149	968
Property revenues	206	196	591	532
Franchise fees and other revenue	21	19	61	52
Advertising revenues	235	219	674	608
Total revenues	$1,495	$1,337	$4,193	$3,610
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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$221	$145	$659	$395
Net income allocated to Partnership exchangeable unitholders	107	78	329	215
Net income attributable to common unitholders	$328	$223	$988	$610

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202	202
Weighted average Partnership exchangeable units	151	162	154	164

Earnings per unit - basic and diluted:
Class A common units (a)	$1.09	$0.72	$3.26	$1.96
Partnership exchangeable units (a)	$0.71	$0.48	$2.14	$1.31
(a) Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$725	$(283)	$442	$735	$(264)	$471
Favorable leases	106	(63)	43	117	(66)	51
Subtotal	831	(346)	485	852	(330)	522
Indefinite-lived intangible assets:
Tim Hortons brand	$6,675	$—	$6,675	$6,650	$—	$6,650
Burger King brand	2,137	—	2,137	2,174	—	2,174
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Subtotal	10,167	—	10,167	10,179	—	10,179
Intangible assets, net			$10,652			$10,701

Goodwill
Tim Hortons segment	$4,293			$4,279
Burger King segment	604			614
Popeyes segment	846			846
Total	$5,743			$5,739
Amortization expense on intangible assets totaled $10 million and $11 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense on intangible assets totaled $31 million and $33 million for the nine months ended September 30, 2021 and 2020, respectively. The change in the brands and goodwill balances during the nine months ended September 30, 2021 was due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amount of our equity method investments was $199 million and $205 million as of September 30, 2021 and December 31, 2020, respectively, and is included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.4% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on September 30, 2021 was approximately $34 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on September 30, 2021 was approximately $39 million. We have evaluated recent declines in the market value of these equity method investments and concluded they are not other than temporary and as such no impairments have been recognized at September 30, 2021.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from affiliates:
Royalties	$111	$68	$254	$171
Advertising revenues	22	14	50	38
Property revenues	8	8	24	24
Franchise fees and other revenue	4	4	12	10
Total	$145	$94	$340	$243
At September 30, 2021 and December 31, 2020, we had $39 million and $52 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $3 million and $2 million during the three months ended September 30, 2021 and 2020, respectively. Distributions received from this joint venture were $9 million and $6 million during the nine months ended September 30, 2021 and 2020, respectively.
We recognized $5 million and $4 million of rent expense associated with the TIMWEN Partnership during the three months ended September 30, 2021 and 2020, respectively. We recognized $13 million and $11 million of rent expense associated with the TIMWEN Partnership during the nine months ended September 30, 2021 and 2020, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity investees and basis difference amortization.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2021	December 31, 2020
Current:
Distribution payable	$244	$239
Interest payable	86	66
Accrued compensation and benefits	77	78
Taxes payable	164	122
Deferred income	51	42
Accrued advertising expenses	55	59
Restructuring and other provisions	17	12
Current portion of operating lease liabilities	137	137
Other	79	80
Other accrued liabilities	$910	$835
Noncurrent:
Taxes payable	$553	$626
Contract liabilities	525	528
Derivatives liabilities	618	865
Unfavorable leases	68	81
Accrued pension	66	70
Deferred income	33	28
Other	35	38
Other liabilities, net	$1,898	$2,236

Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	September 30, 2021	December 31, 2020
Term Loan B (due November 19, 2026)	$5,256	$5,297
Term Loan A (due October 7, 2024)	717	731
2017 4.25% Senior Notes (due May 15, 2024)	—	775
3.875% First Lien Senior Notes (due January 15, 2028)	1,550	750
2020 5.75% Senior Notes (due April 15, 2025)	500	500
2020 3.50% Senior Notes (due February 15, 2029)	750	750
2019 4.375% Senior Notes (due January 15, 2028)	750	750
2020 4.00% Senior Notes (due October 15, 2030)	2,900	2,900
TH Facility and other	175	178
Less: unamortized deferred financing costs and deferred issue discount	(138)	(155)
Total debt, net	12,460	12,476
Less: current maturities of debt	(81)	(79)
Total long-term debt	$12,379	$12,397
Revolving Credit Facility
As of September 30, 2021, we had no amounts outstanding under our senior secured revolving credit facility (the “Revolving Credit Facility”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases or repurchases of Class B exchangeable limited partnership units, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of September 30, 2021, we had outstanding C$217 million under the TH Facility with a weighted average interest rate of 1.83%.
First Lien Senior Notes
On July 6, 2021, two of our subsidiaries (the “Borrowers”) issued $800 million of 3.875% first lien senior secured notes due January 15, 2028 (the “Additional Notes”). No principal payments are due until maturity and interest is paid semi-annually. The Additional Notes were issued as additional notes under the indenture, dated as of September 24, 2019, (the “2019 3.875% Senior Notes Indenture”) pursuant to which the Borrowers previously issued $750 million in aggregate principal amount of 3.875% first lien senior secured notes due January 15, 2028 during 2019 (the “2019 3.875% Senior Notes” and together with the Additional Notes, the “3.875% First Lien Senior Notes”). The Additional Notes are treated as a single series with the 2019 3.875% Senior Notes and have the same terms for all purposes under the 2019 3.875% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase. The Additional Notes were priced at 100.250% of their face value. The net proceeds from the offering of the Additional Notes were used to redeem the remaining $775 million principal amount outstanding of the 2017 4.25% Senior Notes on July 15, 2021, plus any accrued and unpaid interest thereon, and pay related redemption premiums, fees and expenses. In connection with the issuance of the Additional Notes, we capitalized approximately $7 million in debt issuance costs. In connection with the redemption of the remaining $775 million principal amount outstanding of the 2017 4.25% Senior Notes, we recorded a loss on early extinguishment of debt of $11 million that primarily reflects the payment of redemption premiums and the write-off of unamortized debt issuance costs.

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
Restrictions and Covenants
As of September 30, 2021, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	September 30, 2021	December 31, 2020
Fair value of our variable term debt and senior notes	$12,391	$12,477
Principal carrying amount of our variable term debt and senior notes	12,423	12,453
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Debt (a)	$117	$119	$345	$351
Finance lease obligations	5	4	15	14
Amortization of deferred financing costs and debt issuance discount	7	7	20	19
Interest income	(1)	(1)	(2)	(8)
Interest expense, net	$128	$129	$378	$376
(a)Amount includes $11 million and $15 million benefit during the three months ended September 30, 2021 and 2020, respectively, and $34 million and $56 million benefit during the nine months ended September 30, 2021 and 2020, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 13, Derivatives.

Note 11. Income Taxes
Our effective tax rate was 16.7% and 7.7% for the three and nine months ended September 30, 2021, respectively. The effective tax rate during these periods reflects the mix of income from multiple tax jurisdictions and the impact of internal financing arrangements. Additionally, the effective tax rate for the nine months ended September 30, 2021 included a net decrease in tax reserves of $87 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 8.1%.
Our effective tax rate was 22.6% and 9.2% for the three and nine months ended September 30, 2020, respectively. The effective tax rate during these periods reflects the mix of income from multiple tax jurisdictions and the impact of internal financing arrangements. Additionally, the effective tax rate during the nine months ended September 30, 2020 reflects a $64 million increase in deferred tax assets which decreased the effective tax rate by 9.5% during this period. Based on the analysis of final guidance related to the Tax Cuts and Jobs Act (the “Tax Act”) received during the nine months ended September 30, 2020, a deferred tax asset was recorded.
Note 12. Equity
During the nine months ended September 30, 2021, Partnership exchanged 9,843,402 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares were accounted for as capital contributions by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partners’ capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partners’ capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership, if any, and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Distribution to RBI to Repurchase RBI Common Shares
During the three and nine months ended September 30, 2021, Partnership distributed to RBI $182 million to repurchase RBI common shares.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(107)	$(45)	$(1,123)	$(1,275)
Foreign currency translation adjustment	—	—	(62)	(62)
Net change in fair value of derivatives, net of tax	169	—	—	169
Amounts reclassified to earnings of cash flow hedges, net of tax	77	—	—	77
Gain (loss) recognized on other, net of tax	—	2	—	2
Balance at September 30, 2021	$139	$(43)	$(1,185)	$(1,089)

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
Interest Rate Swaps
At September 30, 2021, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at September 30, 2021, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
During 2021, we extended the maturity of our $3,500 million receive-variable, pay-fixed interest rate swaps. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $143 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in connection with this net unrealized loss in AOCI as of September 30, 2021 that we expect to be reclassified into interest expense within the next 12 months is $28 million.
We had previously extended the term of our $3,500 million receive-variable, pay-fixed interest rate swaps in 2019 to align the maturity date of the interest rate swaps with the new maturity date of our Term Loan B. The extension of the term resulted in a de-designation and re-designation of the interest rate swaps and the swaps continue to be accounted for as a cash flow hedge for hedge accounting. In connection with the de-designation, we recognized a net unrealized loss of $213 million in AOCI and this amount gets reclassified into Interest expense, net as the original forecasted transaction affects earnings. The amount of pre-tax losses in connection with this net unrealized loss in AOCI as of September 30, 2021 that we expect to be reclassified into interest expense within the next 12 months is $50 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2021, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2021, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At September 30, 2021, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at September 30, 2021, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and

$500 million, entered during 2019, through the maturity date of February 17, 2024. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At September 30, 2021, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $148 million with maturities to November 2022. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$15	$(22)	$100	$(370)
Forward-currency contracts	$2	$(2)	$—	$3
Derivatives designated as net investment hedges
Cross-currency rate swaps	$174	$(238)	$91	$51
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(31)	$(30)	$(92)	$(71)
Forward-currency contracts	Cost of sales	$(2)	$—	$(6)	$2

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$11	$15	$34	$56

	Fair Value as of
	September 30, 2021	December 31, 2020	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Foreign currency	$2	$—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	16	—	Other assets, net
Total assets at fair value	$18	$—

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$265	$430	Other liabilities, net
Foreign currency	1	5	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	353	434	Other liabilities, net
Total liabilities at fair value	$619	$869

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2	$4	$1	$2
Litigation settlements (gains) and reserves, net	4	4	7	5
Net losses (gains) on foreign exchange	(23)	44	(58)	54
Other, net	1	2	—	(2)
Other operating expenses (income), net	$(16)	$54	$(50)	$59
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
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. On April 27, 2020, BKC filed a motion opposing the motion for leave to amend. The court denied the plaintiffs motion for leave to amend their complaint in August 2020 and the plaintiffs appealed this ruling. Oral arguments for the appeal were heard in September 2021 and the parties await a ruling on the appeal. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues by operating segment:
TH	$885	$762	$2,426	$2,028
BK	467	433	1,333	1,168
PLK	143	142	434	414
Total revenues	$1,495	$1,337	$4,193	$3,610

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues by country (a):
Canada	$808	$691	$2,200	$1,837
United States	500	499	1,493	1,392
Other	187	147	500	381
Total revenues	$1,495	$1,337	$4,193	$3,610

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

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating business. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment income:
TH	$278	$258	$738	$594
BK	272	245	755	605
PLK	57	58	171	164
Adjusted EBITDA	607	561	1,664	1,363
Share-based compensation and non-cash incentive compensation expense	25	19	71	63
Corporate restructuring and tax advisory fees	4	3	8	11
Impact of equity method investments (a)	11	20	22	42
Other operating expenses (income), net	(16)	54	(50)	59
EBITDA	583	465	1,613	1,188
Depreciation and amortization	50	48	150	139
Income from operations	533	417	1,463	1,049
Interest expense, net	128	129	378	376
Loss on early extinguishment of debt	11	—	11	—
Income tax expense	65	65	83	62
Net income	$329	$223	$991	$611
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
Note 17. Supplemental Financial Information
On February 17, 2017, 1011778 B.C. Unlimited Liability Company (the “Parent Issuer”) and New Red Finance Inc. (the “Co-Issuer” and together with the Parent Issuer, the “Issuers”) entered into an amended credit agreement, as amended from time to time, that provides for obligations under the Credit Facilities. On November 9, 2020, the Issuers entered into the 2020 3.50% Senior Notes Indenture with respect to the 2020 3.50% Senior Notes. On October 5, 2020, the Issuers entered into the 2020 4.00% Senior Notes Indenture with respect to the 2020 4.00% Senior Notes. On April 7, 2020, the Issuers entered into the 2020 5.75% Senior Notes Indenture with respect to the 2020 5.75% Senior Notes. On November 19, 2019, the Issuers entered into the 2019 4.375% Senior Notes Indenture with respect to the 2019 4.375% Senior Notes. On September 24, 2019, the Issuers entered into the 2019 3.875% Senior Notes Indenture with respect to the 3.875% First Lien Senior Notes. On May 17, 2017, the Issuers entered into the 2017 4.25% Senior Notes Indenture with respect to the 2017 4.250% Senior Notes.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of September 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,773	$—	$—	$1,773
Accounts and notes receivable, net	537	—	—	537
Inventories, net	96	—	—	96
Prepaids and other current assets	178	—	—	178
Total current assets	2,584	—	—	2,584
Property and equipment, net	2,013	—	—	2,013
Operating lease assets, net	1,118	—	—	1,118
Intangible assets, net	10,652	—	—	10,652
Goodwill	5,743	—	—	5,743
Net investment in property leased to franchisees	79	—	—	79
Intercompany receivable	—	244	(244)	—
Investment in subsidiaries	—	4,108	(4,108)	—
Other assets, net	739	—	—	739
Total assets	$22,928	$4,352	$(4,352)	$22,928
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$592	$—	$—	$592
Other accrued liabilities	666	244	—	910
Gift card liability	137	—	—	137
Current portion of long-term debt and finance leases	113	—	—	113
Total current liabilities	1,508	244	—	1,752
Long-term debt, net of current portion	12,379	—	—	12,379
Finance leases, net of current portion	328	—	—	328
Operating lease liabilities, net of current portion	1,056	—	—	1,056
Other liabilities, net	1,898	—	—	1,898
Payables to affiliates	244	—	(244)	—
Deferred income taxes, net	1,407	—	—	1,407
Total liabilities	18,820	244	(244)	18,820
Partners’ capital:
Class A common units	—	8,731	—	8,731
Partnership exchangeable units	—	(3,536)	—	(3,536)
Common shares	2,976	—	(2,976)	—
Retained earnings	2,219	—	(2,219)	—
Accumulated other comprehensive income (loss)	(1,089)	(1,089)	1,089	(1,089)
Total Partners' capital/shareholders' equity	4,106	4,106	(4,106)	4,106
Noncontrolling interests	2	2	(2)	2
Total equity	4,108	4,108	(4,108)	4,108
Total liabilities and equity	$22,928	$4,352	$(4,352)	$22,928

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended September 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$621	$—	$—	$621
Franchise and property revenues	639	—	—	639
Advertising revenues	235	—	—	235
Total revenues	1,495	—	—	1,495
Operating costs and expenses:
Cost of sales	490	—	—	490
Franchise and property expenses	121	—	—	121
Advertising expenses	237	—	—	237
General and administrative expenses	123	—	—	123
(Income) loss from equity method investments	7	—	—	7
Other operating expenses (income), net	(16)	—	—	(16)
Total operating costs and expenses	962	—	—	962
Income from operations	533	—	—	533
Interest expense, net	128	—	—	128
Loss on early extinguishment of debt	11	—	—	11
Income before income taxes	394	—	—	394
Income tax expense	65	—	—	65
Net income	329	—	—	329
Equity in earnings of consolidated subsidiaries	—	329	(329)	—
Net income (loss)	329	329	(329)	329
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$328	$328	$(328)	$328
Comprehensive income (loss)	$252	$252	$(252)	$252

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Nine Months Ended September 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,718	$—	$—	$1,718
Franchise and property revenues	1,801	—	—	1,801
Advertising revenues	674	—	—	674
Total revenues	4,193	—	—	4,193
Operating costs and expenses:
Cost of sales	1,358	—	—	1,358
Franchise and property expenses	358	—	—	358
Advertising expenses	711	—	—	711
General and administrative expenses	341	—	—	341
(Income) loss from equity method investments	12	—	—	12
Other operating expenses (income), net	(50)	—	—	(50)
Total operating costs and expenses	2,730	—	—	2,730
Income from operations	1,463	—	—	1,463
Interest expense, net	378	—	—	378
Loss on early extinguishment of debt	11	—	—	11
Income before income taxes	1,074	—	—	1,074
Income tax expense	83	—	—	83
Net income	991	—	—	991
Equity in earnings of consolidated subsidiaries	—	991	(991)	—
Net income (loss)	991	991	(991)	991
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$988	$988	$(988)	$988
Comprehensive income (loss)	$1,177	$1,177	$(1,177)	$1,177

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended September 30, 2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$541	$—	$—	$541
Franchise and property revenues	577	—	—	577
Advertising revenues	219	—	—	219
Total revenues	1,337	—	—	1,337
Operating costs and expenses:
Cost of sales	418	—	—	418
Franchise and property expenses	125	—	—	125
Advertising expenses	209	—	—	209
General and administrative expenses	96	—	—	96
(Income) loss from equity method investments	18	—	—	18
Other operating expenses (income), net	54	—	—	54
Total operating costs and expenses	920	—	—	920
Income from operations	417	—	—	417
Interest expense, net	129	—	—	129
Income before income taxes	288	—	—	288
Income tax expense	65	—	—	65
Net income	223	—	—	223
Equity in earnings of consolidated subsidiaries	—	223	(223)	—
Net income (loss)	223	223	(223)	223
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$223	$223	$(223)	$223
Comprehensive income (loss)	$269	$269	$(269)	$269

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Nine Months Ended September 30, 2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,450	$—	$—	$1,450
Franchise and property revenues	1,552	—	—	1,552
Franchise contributions for advertising	608			608
Total revenues	3,610	—	—	3,610
Operating costs and expenses:
Cost of sales	1,156	—	—	1,156
Franchise and property expenses	380	—	—	380
Franchise advertising and related expenses	638	—	—	638
Selling, general and administrative expenses	292	—	—	292
(Income) loss from equity method investments	36	—	—	36
Other operating expenses (income), net	59	—	—	59
Total operating costs and expenses	2,561	—	—	2,561
Income from operations	1,049	—	—	1,049
Interest expense, net	376	—	—	376
Income before income taxes	673	—	—	673
Income tax expense	62	—	—	62
Net income	611	—	—	611
Equity in earnings of consolidated subsidiaries	—	611	(611)	—
Net income (loss)	611	611	(611)	611
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$610	$610	$(610)	$610
Comprehensive income (loss)	$263	$263	$(263)	$263

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Nine months ended September 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$991	$991	$(991)	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(991)	991	—
Depreciation and amortization	150	—	—	150
Premiums paid and non-cash loss on early extinguishment of debt	11	—	—	11
Amortization of deferred financing costs and debt issuance discount	20	—	—	20
(Income) loss from equity method investments	12	—	—	12
(Gain) loss on remeasurement of foreign denominated transactions	(58)	—	—	(58)
Net (gains) losses on derivatives	65	—	—	65
Share-based compensation expense	62	—	—	62
Deferred income taxes	35	—	—	35
Other	(14)	—	—	(14)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	11	—	—	11
Inventories and prepaids and other current assets	(3)	—	—	(3)
Accounts and drafts payable	129	—	—	129
Other accrued liabilities and gift card liability	(78)	—	—	(78)
Tenant inducements paid to franchisees	(5)	—	—	(5)
Other long-term assets and liabilities	(73)	—	—	(73)
Net cash provided by operating activities	1,255	—	—	1,255
Cash flows from investing activities:
Payments for property and equipment	(70)	—	—	(70)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	14	—	—	14
Settlement/sale of derivatives, net	2	—	—	2
Other investing activities, net	(15)	—	—	(15)
Net cash (used for) provided by investing activities	(69)	—	—	(69)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	802	—	—	802
Repayments of long-term debt and finance leases	(865)	—	—	(865)
Payment of financing costs	(7)	—	—	(7)
Distributions on Class A common and Partnership exchangeable units	—	(730)	—	(730)
Distribution to RBI for repurchase of RBI common shares	—	(182)	—	(182)
Capital contribution from RBI	60	—	—	60
Distributions from subsidiaries	(912)	912	—	—
(Payments) proceeds from derivatives	(45)	—	—	(45)
Other financing activities, net	(3)	—	—	(3)
Net cash (used for) provided by financing activities	(970)	—	—	(970)
Effect of exchange rates on cash and cash equivalents	(3)	—	—	(3)
Increase (decrease) in cash and cash equivalents	213	—	—	213
Cash and cash equivalents at beginning of period	1,560	—	—	1,560
Cash and cash equivalents at end of period	$1,773	$—	$—	$1,773

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Nine Months Ended September 30, 2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$611	$611	$(611)	$611
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(611)	611	—
Depreciation and amortization	139	—	—	139
Amortization of deferred financing costs and debt issuance discount	19	—	—	19
(Income) loss from equity method investments	36	—	—	36
(Gain) loss on remeasurement of foreign denominated transactions	54	—	—	54
Net (gains) losses on derivatives	14	—	—	14
Share-based compensation expense	55	—	—	55
Deferred income taxes	(120)	—	—	(120)
Other	23	—	—	23
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(83)	—	—	(83)
Inventories and prepaids and other current assets	(21)	—	—	(21)
Accounts and drafts payable	(110)	—	—	(110)
Other accrued liabilities and gift card liability	(12)	—	—	(12)
Tenant inducements paid to franchisees	(7)	—	—	(7)
Other long-term assets and liabilities	(5)	—	—	(5)
Net cash provided by operating activities	593	—	—	593
Cash flows from investing activities:
Payments for property and equipment	(71)	—	—	(71)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	9	—	—	9
Settlement/sale of derivatives, net	29	—	—	29
Net cash (used for) provided by investing activities	(33)	—	—	(33)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	1,585	—	—	1,585
Repayments of revolving line of credit, long-term debt and finance leases	(1,071)	—	—	(1,071)
Payment of financing costs	(10)	—	—	(10)
Distributions on Class A common and Partnership exchangeable units	—	(716)	—	(716)
Capital contribution from RBI	60	—	—	60
Distributions from subsidiaries	(716)	716	—	—
(Payments) proceeds from derivatives	(29)	—	—	(29)
Other financing activities, net	(1)	—	—	(1)
Net cash (used for) provided by financing activities	(182)	—	—	(182)
Effect of exchange rates on cash and cash equivalents	(7)	—	—	(7)
Increase (decrease) in cash and cash equivalents	371	—	—	371
Cash and cash equivalents at beginning of period	1,533	—	—	1,533
Cash and cash equivalents at end of period	$1,904	$—	$—	$1,904

Note 18. Subsequent Events
Cash Distributions/Dividends
On October 5, 2021, RBI paid a cash dividend of $0.53 per RBI common share to common shareholders of record on September 21, 2021. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per exchangeable unit to holders of record on September 21, 2021.
Subsequent to September 30, 2021, the RBI board of directors declared a cash dividend of $0.53 per RBI common share, which will be paid on January 5, 2022 to RBI common shareholders of record on December 21, 2021. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with approximately $34 billion in annual system-wide sales and over 27,000 restaurants in more than 100 countries as of September 30, 2021. Our Tim Hortons®, Burger King®, and Popeyes® brands have similar franchised business models with complementary daypart mixes and product platforms. Our three iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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
In September 2021, we announced targets to reduce greenhouse gas emissions by 50% by 2030, as approved by the Science Based Targets initiative, as well as a commitment to achieving net-zero emissions by 2050. While most of the impact is from scope 3 emissions that are not under our direct control, reaching these targets will require us to devote resources to support changes by suppliers and franchisees.

COVID-19
The global crisis resulting from the spread of coronavirus (“COVID-19”) impacted our global restaurant operations for the three and nine months ended September 30, 2021 and 2020.

While the impact of COVID-19 on system-wide sales growth, system-wide sales, comparable sales and net restaurant growth was significant for the three and nine months ended September 30, 2020, in the 2021 periods these metrics were affected to a lesser extent, with variations among brands and regions. During 2020 and the nine months ended September 30, 2021, substantially all TH, BK and PLK restaurants remained open in the U.S. and Canada, some with limited operations, such as drive-thru, takeout and delivery (where applicable), reduced, if any, dine-in capacity, and/or restrictions on hours of operation. During the three months ended September 30, 2021, on average 97% of our restaurants were open worldwide, including approximately 98% of our restaurants in the U.S. and Canada and approximately 96% of our restaurants in the rest of the world. By contrast, during the three months ended September 30, 2020, on average 94% of our restaurants were open worldwide, including approximately 97% of our restaurants in the U.S. and Canada and approximately 91% of our restaurants in the rest of the world. During the nine months ended September 30, 2020, a number of markets required temporary complete closures while implementing lockdown orders. While many regions have since eased restrictions, certain markets continue to be impacted and re-imposed restrictions in the nine months ended September 30, 2021. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation.

During the three and nine months ended September 30, 2021, COVID-19 contributed to labor challenges, which in some regions resulted in reduced operating hours and service modes at select restaurants as well as supply chain pressures.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)			2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$621	$541	$80	$25	$55	$1,718	$1,450	$268	$92	$176
Franchise and property revenues	639	577	62	13	49	1,801	1,552	249	52	197
Advertising revenues	235	219	16	3	13	674	608	66	11	55
Total revenues	1,495	1,337	158	41	117	4,193	3,610	583	155	428
Operating costs and expenses:
Cost of sales	490	418	(72)	(19)	(53)	1,358	1,156	(202)	(73)	(129)
Franchise and property expenses	121	125	4	(5)	9	358	380	22	(20)	42
Advertising expenses	237	209	(28)	(3)	(25)	711	638	(73)	(13)	(60)
General and administrative expenses	123	96	(27)	(1)	(26)	341	292	(49)	(8)	(41)
(Income) loss from equity method investments	7	18	11	—	11	12	36	24	—	24
Other operating expenses (income), net	(16)	54	70	(2)	72	(50)	59	109	(2)	111
Total operating costs and expenses	962	920	(42)	(30)	(12)	2,730	2,561	(169)	(116)	(53)
Income from operations	533	417	116	11	105	1,463	1,049	414	39	375
Interest expense, net	128	129	1	—	1	378	376	(2)	(1)	(1)
Loss on early extinguishment of debt	11	—	(11)	—	(11)	11	—	(11)	—	(11)
Income before income taxes	394	288	106	11	95	1,074	673	401	38	363
Income tax expense	65	65	—	2	(2)	83	62	(21)	2	(23)
Net income	$329	$223	$106	$13	$93	$991	$611	$380	$40	$340
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)			2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$592	$506	$86	$25	$61	$1,621	$1,345	$276	$92	$184
Franchise and property revenues	230	205	25	11	14	639	547	92	38	54
Advertising revenues	63	51	12	3	9	166	136	30	9	21
Total revenues	885	762	123	39	84	2,426	2,028	398	139	259
Cost of sales	462	388	(74)	(19)	(55)	1,266	1,061	(205)	(73)	(132)
Franchise and property expenses	84	80	(4)	(5)	1	251	242	(9)	(18)	9
Advertising expenses	67	46	(21)	(2)	(19)	197	154	(43)	(11)	(32)
Segment G&A	27	20	(7)	(1)	(6)	77	65	(12)	(4)	(8)
Segment depreciation and amortization (b)	31	28	(3)	(2)	(1)	94	82	(12)	(6)	(6)
Segment income (c)	278	258	20	13	7	738	594	144	39	105
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses.
(c)TH segment income includes $3 million and $2 million of cash distributions received from equity method investments for the three months ended September 30, 2021 and 2020, respectively. TH segment income includes $9 million and $6 million of cash distributions received from equity method investments for the nine months ended September 30, 2021 and 2020, respectively.

BK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)			2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$16	$17	$(1)	$—	$(1)	$49	$49	$—	$—	$—
Franchise and property revenues	337	305	32	2	30	950	811	139	14	125
Advertising revenues	114	111	3	—	3	334	308	26	2	24
Total revenues	467	433	34	2	32	1,333	1,168	165	16	149
Cost of sales	16	16	—	—	—	49	49	—	—	—
Franchise and property expenses	34	42	8	—	8	100	129	29	(2)	31
Advertising expenses	110	105	(5)	(1)	(4)	337	318	(19)	(2)	(17)
Segment G&A	47	37	(10)	—	(10)	128	104	(24)	(2)	(22)
Segment depreciation and amortization (b)	12	13	1	—	1	36	37	1	—	1
Segment income	272	245	27	2	25	755	605	150	11	139

PLK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2021	2020	Favorable / (Unfavorable)			2021	2020	Favorable / (Unfavorable)
Revenues:
Sales	$13	$18	$(5)	$—	$(5)	$48	$56	$(8)	$—	$(8)
Franchise and property revenues	72	67	5	—	5	212	194	18	—	18
Advertising revenues	58	57	1	—	1	174	164	10	—	10
Total revenues	143	142	1	—	1	434	414	20	—	20
Cost of sales	12	14	2	—	2	43	46	3	—	3
Franchise and property expenses	3	3	—	—	—	7	9	2	—	2
Advertising expenses	60	58	(2)	—	(2)	177	166	(11)	—	(11)
Segment G&A	15	12	(3)	—	(3)	42	35	(7)	—	(7)
Segment depreciation and amortization (b)	2	2	—	—	—	5	6	1	—	1
Segment income	57	58	(1)	—	(1)	171	164	7	—	7

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics	2021	2020	2021	2020
System-wide sales growth
TH	11.1%	(13.7)%	12.0%	(19.1)%
BK	12.3%	(7.9)%	16.0%	(12.1)%
PLK	4.4%	21.5%	7.3%	25.7%
Consolidated	10.8%	(5.4)%	13.8%	(8.9)%
System-wide sales
TH	$1,774	$1,520	$4,790	$4,010
BK	$6,212	$5,484	$17,268	$14,610
PLK	$1,392	$1,331	$4,122	$3,836
Consolidated	$9,378	$8,335	$26,180	$22,456
Comparable sales
TH	8.9%	(12.5)%	10.7%	(17.2)%
BK	7.9%	(7.0)%	8.5%	(7.9)%
PLK	(2.4)%	17.4%	(0.5)%	22.5%

			As of September 30,
			2021	2020
Net restaurant growth
TH			4.1%	1.0%
BK			1.3%	2.4%
PLK			5.5%	7.1%
Consolidated			2.4%	2.7%
Restaurant count
TH			5,137	4,934
BK			18,923	18,675
PLK			3,607	3,418
Consolidated			27,667	27,027

Comparable Sales
For TH and BK, restaurant operations were less impacted by COVID-19 during the three months ended September 30, 2021 than in the same period in 2020, resulting in significant increases in system-wide sales growth and comparable sales during the three and nine months ended September 30, 2021.
TH comparable sales were 8.9% during the three months ended September 30, 2021, including Canada comparable sales of 9.5%. TH comparable sales were 10.7% during the nine months ended September 30, 2021, including Canada comparable sales of 10.6%.
BK comparable sales were 7.9% during the three months ended September 30, 2021, including rest of the world comparable sales of 16.2% and U.S. comparable sales of (1.6)%. BK comparable sales were 8.5% during the nine months ended September 30, 2021, including rest of the world comparable sales of 11.3% and U.S. comparable sales of 5.7%.
PLK comparable sales were (2.4)% during the three months ended September 30, 2021, including U.S. comparable sales of (4.5)%. PLK comparable sales were (0.5)% during the nine months ended September 30, 2021, including U.S. comparable sales of (2.1)%.
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
During the three months ended September 30, 2021, the increase in sales was driven by an increase of $61 million in our TH segment and a favorable FX Impact of $25 million, partially offset by a decrease of $5 million in our PLK segment and a decrease of $1 million in our BK segment. The increase in our TH segment was driven by an increase in supply chain sales due to an increase in system-wide sales.
During the nine months ended September 30, 2021, the increase in sales was driven by an increase of $184 million in our TH segment and a favorable FX Impact of $92 million, partially offset by a decrease of $8 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales due to an increase in system-wide sales and an increase in sales to retailers.
During the three months ended September 30, 2021, the increase in cost of sales was driven by an increase of $55 million in our TH segment and an unfavorable FX Impact of $19 million, partially offset by a decrease of $2 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales.
During the nine months ended September 30, 2021, the increase in cost of sales was driven by an increase of $132 million in our TH segment and an unfavorable FX Impact of $73 million, partially offset by a decrease of $3 million in our PLK segment. The increase in our TH segment was driven by an increase in supply chain sales and an increase in sales to retailers, partially offset by a decrease in bad debt expense.
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
During the three months ended September 30, 2021, the increase in franchise and property revenues was driven by an increase of $30 million in our BK segment, an increase of $14 million in our TH segment, an increase of $5 million in our PLK segment and a favorable FX Impact of $13 million. The increases were primarily driven by increases in royalties in all of our segments, and increases in rent in our TH segment, as a result of increases in system-wide sales.

During the nine months ended September 30, 2021, the increase in franchise and property revenues was driven by an increase of $125 million in our BK segment, an increase of $54 million in our TH segment, an increase of $18 million in our PLK segment and a favorable FX Impact of $52 million. The increases were primarily driven by increases in royalties in all of our segments, and increases in rent in our TH segment, as a result of increases in system-wide sales and decreases in rent relief provided to eligible franchisees.
During the three months ended September 30, 2021, the decrease in franchise and property expenses was driven by a decrease of $8 million in our BK segment and a decrease of $1 million in our TH segment, partially offset by an unfavorable FX Impact of $5 million. The decrease in our BK segment was primarily related to a decrease in property expenses and bad debt recoveries in the current year compared to bad debt expense in the prior year.
During the nine months ended September 30, 2021, the decrease in franchise and property expenses was driven by a decrease of $31 million in our BK segment, a decrease of $9 million in our TH segment, and a decrease of $2 million in our PLK segment, partially offset by an unfavorable FX Impact of $20 million. The decrease in our BK segment was primarily related to bad debt recoveries in the current year compared to bad debt expense in the prior year.
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
During the three months ended September 30, 2021, the increase in advertising revenues was driven by an increase of $9 million in our TH segment, an increase of $3 million in our BK segment, an increase of $1 million in our PLK segment and a favorable FX Impact of $3 million. The increases in all of our segments were primarily driven by increases in system-wide sales.
During the nine months ended September 30, 2021, the increase in advertising revenues was driven by an increase of $24 million in our BK segment, an increase of $21 million in our TH segment, an increase of $10 million in our PLK segment and a favorable FX Impact of $11 million. The increases in all of our segments were primarily driven by increases in system-wide sales.
During the three months ended September 30, 2021, the increase in advertising expenses was driven by an increase of $19 million in our TH segment, an increase of $4 million in our BK segment, an increase of $2 million in our PLK segment, and an unfavorable FX Impact of $3 million. The increase in all of our segments was primarily driven by an increase in advertising revenues, and for our TH segment, also driven by our support behind the marketing program in Canada.
During the nine months ended September 30, 2021, the increase in advertising expenses was driven by an increase of $32 million in our TH segment, an increase of $17 million in our BK segment, an increase of $11 million in our PLK segment, and an unfavorable FX Impact of $13 million. The increase in all of our segments was primarily driven by an increase in advertising revenues, and for our TH segment, also driven by our support behind the marketing program in Canada.

General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2021	2020	Favorable / (Unfavorable)		2021	2020	Favorable / (Unfavorable)
Segment G&A:
TH	$27	$20	$(7)	(35.0)%	$77	$65	$(12)	(18.5)%
BK	47	37	(10)	(27.0)%	128	104	(24)	(23.1)%
PLK	15	12	(3)	(25.0)%	42	35	(7)	(20.0)%
Share-based compensation and non-cash incentive compensation expense	25	19	(6)	(31.6)%	71	63	(8)	(12.7)%
Depreciation and amortization	5	5	—	—%	15	14	(1)	(7.1)%
Corporate restructuring and tax advisory fees	4	3	(1)	(33.3)%	8	11	3	27.3%
General and administrative expenses	$123	$96	$(27)	(28.1)%	$341	$292	$(49)	(16.8)%
Segment general and administrative expenses (“Segment G&A”) consist primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, and general overhead for our corporate offices. Segment G&A excludes share-based compensation and non-cash incentive compensation expense, depreciation and amortization, and Corporate restructuring and tax advisory fees. The increase in Segment G&A for all segments during the three and nine months ended September 30, 2021 was primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas, and ongoing investments in digital and technology. In addition, the year over year change in Segment G&A at TH and BK was impacted by unfavorable FX movements.
During the three and nine months ended September 30, 2021, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity awards granted during 2021.
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
The change in (income) loss from equity method investments during the three and nine months ended September 30, 2021 was primarily driven by a decrease in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$2	$4	$1	$2
Litigation settlements (gains) and reserves, net	4	4	7	5
Net losses (gains) on foreign exchange	(23)	44	(58)	54
Other, net	1	2	—	(2)
Other operating expenses (income), net	$(16)	$54	$(50)	$59
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense, net	$128	$129	$378	$376
Weighted average interest rate on long-term debt	4.2%	4.5%	4.2%	4.6%
During the three and nine months ended September 30, 2021, interest expense, net was consistent year-over-year.
Income Tax Expense
Our effective tax rate was 16.7% and 22.6% for the three months ended September 30, 2021 and 2020, respectively. Our effective tax rate was impacted by changes to the relative mix of our income from multiple tax jurisdictions and the impact of internal financing arrangements. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecasts change due to the effects of COVID-19.
Our effective tax rate was 7.7% and 9.2% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 included a net decrease in tax reserves of $87 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 8.1%. The effective tax rate for the nine months ended September 30, 2020 reflects a $64 million benefit due to an increase in deferred tax assets which decreased the effective tax rate by 9.5%. Based on the analysis of final guidance related to the Tax Cuts and Jobs Act (the "Tax Act") received during the 2020 period, a deferred tax asset was recorded. Our effective tax rate was also impacted by changes to the relative mix of our income from multiple tax jurisdictions, the impact of internal financing arrangements and the impact of excess tax benefits from equity-based compensation.

Net Income
We reported net income of $329 million for the three months ended September 30, 2021, compared to net income of $223 million for the three months ended September 30, 2020. The increase in net income is primarily due to a $70 million favorable change in the results from other operating expenses (income), a $27 million increase in BK segment income, a $20 million increase in TH segment income, net, a $9 million favorable change from the impact of equity method investments, and a $1 million decrease in interest expense, net. These factors were partially offset by an $11 million loss on early extinguishment of debt in the current quarter, a $6 million increase in share-based compensation and non-cash incentive compensation, a $2 million increase in depreciation and amortization, a $1 million decrease in PLK segment income, and a $1 million increase in Corporate restructuring and tax advisory fees. Amounts above include a total favorable FX Impact to net income of $13 million.
We reported net income of $991 million for the nine months ended September 30, 2021, compared to net income of $611 million for the nine months ended September 30, 2020. The increase in net income is primarily due to a $150 million increase in BK segment income, a $144 million increase in TH segment income, a $109 million favorable change in the results from other operating expenses (income), net, a $20 million favorable change from the impact of equity method investments, a $7 million increase in PLK segment income, and a $3 million decrease in Corporate restructuring and tax advisory fees. These factors were partially offset by a $21 million increase in income tax expense, an $11 million loss on early extinguishment of debt in the current year, an $11 million increase in depreciation and amortization, an $8 million increase in share-based compensation and non-cash incentive compensation expense, and a $2 million increase in interest expense, net. Amounts above include a total favorable FX Impact to net income of $40 million.
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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2021	2020	Favorable / (Unfavorable)		2021	2020	Favorable / (Unfavorable)
Segment income:
TH	$278	$258	$20	7.6%	$738	$594	$144	24.1%
BK	272	245	27	10.8%	755	605	150	24.7%
PLK	57	58	(1)	(2.6)%	171	164	7	4.2%
Adjusted EBITDA	607	561	46	8.0%	1,664	1,363	301	22.0%
Share-based compensation and non-cash incentive compensation expense	25	19	(6)	(31.6)%	71	63	(8)	(12.7)%
Corporate restructuring and tax advisory fees	4	3	(1)	(33.3)%	8	11	3	27.3%
Impact of equity method investments (a)	11	20	9	45.0%	22	42	20	47.6%
Other operating expenses (income), net	(16)	54	70	129.6%	(50)	59	109	NM
EBITDA	583	465	118	25.4%	1,613	1,188	425	35.8%
Depreciation and amortization	50	48	(2)	(4.2)%	150	139	(11)	(7.9)%
Income from operations	533	417	116	27.8%	1,463	1,049	414	39.5%
Interest expense, net	128	129	1	0.8%	378	376	(2)	(0.5)%
Loss on early extinguishment of debt	11	—	(11)	NM	11	—	(11)	NM
Income tax expense	65	65	—	—%	83	62	(21)	NM
Net income	$329	$223	$106	47.5%	$991	$611	$380	62.2%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for the three months ended September 30, 2021 reflects the increases in segment income in our BK and TH segments, partially offset by a decrease in our PLK segment, and includes a favorable FX Impact of $15 million.
The increase in Adjusted EBITDA for the nine months ended September 30, 2021 reflects the increases in segment income in all of our segments and includes a favorable FX Impact of $50 million.
The increase in EBITDA for the three and nine months ended September 30, 2021 is primarily due to increases in segment income in our BK and TH segments, favorable impact from other operating expenses (income), net, and favorable decrease from the impact of equity method investments, partially offset by an increase in share-based compensation and non-cash incentive compensation expense. The increase in EBITDA includes a favorable FX Impact of $13 million and $45 million for the three and nine months ended September 30, 2021, respectively.
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

As of September 30, 2021, we had cash and cash equivalents of $1,773 million, working capital of $832 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). On July 6, 2021, two of our subsidiaries (the “Borrowers”) issued $800 million of 3.875% first lien senior secured notes due January 15, 2028 (the “Additional Notes”). No principal payments are due until maturity and interest is paid semi-annually. The Additional Notes were issued as additional notes under the indenture, dated as of September 24, 2019, (the “2019 3.875% Senior Notes Indenture”) pursuant to which the Borrowers previously issued $750 million in aggregate principal amount of 3.875% first lien senior secured notes due January 15, 2028 during 2019 (the “2019 3.875% First Lien Senior Notes” and together with the Additional Notes, the “3.875% First Lien Senior Notes”). The Additional Notes are treated as a single series with the 2019 3.875% First Lien Senior Notes and have the same terms for all purposes under the 2019 3.875% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase. The Additional Notes were priced at 100.250% of their face value. The net proceeds from the offering of the Additional Notes were used to redeem the remaining $775 million principal amount outstanding of the 2017 4.25% Senior Notes on July 15, 2021, plus any accrued and unpaid interest thereon, and pay related redemption premiums, fees and expenses. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
In March 2021, we announced our plan to spend C$80 million in 2021 to support increased advertising and digital advancements at the TH business and supplement advertising fund amounts contributed by franchisees. Most of our support has been spent as of September 30, 2021, and we are on track to spend the entire amount by the end of 2021.
On July 28, 2021, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $1,000 million of RBI common shares until August 10, 2023. Repurchases under RBI’s authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. During the three and nine months ended September 30, 2021, RBI repurchased 2,843,562 RBI common shares on the open market for $182 million and Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases. As of September 30, 2021, RBI had $818 million remaining under its share repurchase authorization.
We provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of unremitted earnings. We will continue to monitor our plans for foreign earnings but our expectation is to continue to provide taxes on unremitted earnings.
Debt Instruments and Debt Service Requirements
As of September 30, 2021, our long-term debt consists primarily of borrowings under our Credit Facilities (defined below), amounts outstanding under our 3.875% First Lien Senior Notes (as defined above), 2020 5.75% Senior Notes, 2020 3.50% Senior Notes, 2019 4.375% Senior Notes, 2020 4.00% Senior Notes and TH Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
Credit Facilities
As of September 30, 2021, there was $5,973 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 1.78%. Based on the amounts outstanding under the Term Loan Facilities and LIBOR as of September 30, 2021, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $107 million in interest payments and $72 million in principal payments. In addition, based on LIBOR as of September 30, 2021, net cash settlements that we expect to pay on our $4,000 million interest rate swap are estimated to be approximately $55 million for the next twelve months.
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
As of September 30, 2021, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Senior Notes
The Borrowers are party to (i) the 2019 3.875% Senior Notes Indenture in connection with the issuance of the 3.875% First Lien Senior Notes, (ii) an indenture (the “5.75% Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien senior notes due April 15, 2025 (the “2020 5.75% Senior Notes”), (iii) an indenture (the “3.50% Senior Notes Indenture”) in connection with the issuance of $750 million of 3.50% first lien senior notes due February 15, 2029 (the “2020 3.50% Senior Notes”), (iv) an indenture (the “4.375% Senior Notes Indenture”) in connection with the issuance of $750 million of 4.375% second lien senior notes due January 15, 2028 (the “2019 4.375% Senior Notes”), and (v) an indenture (the “4.00% Senior Notes Indenture”) in connection with the issuance of $2,900 million of 4.00% second lien senior notes due October 15, 2030 (the “2020 4.00% Senior Notes”). No principal payments are due on the 3.875% First Lien Senior Notes, 2020 5.75% Senior Notes, 2020 3.50% Senior Notes, 2019 4.375% Senior Notes and 2020 4.00% Senior Notes until maturity and interest is paid semi-annually.
Based on the amounts outstanding at September 30, 2021, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of September 30, 2021, we had outstanding C$217 million under the TH Facility with a weighted average interest rate of 1.83%.
Based on the amounts outstanding under the TH Facility as of September 30, 2021, required debt service for the next twelve months is estimated to be approximately $3 million in interest payments and $9 million in principal payments.
Restrictions and Covenants
As of September 30, 2021, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, and the Senior Notes Indentures.
Cash Distributions/Dividends
During the three and nine months ended September 30, 2021, RBI repurchased 2,843,562 RBI common shares on the open market for $182 million and Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases.
On October 5, 2021, RBI paid a cash dividend of $0.53 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution of $0.53 in respect of each Partnership exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.53 per RBI common share, which will be paid on January 5, 2022 to RBI common shareholders of record on December 21, 2021. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.53 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.

In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of October 18, 2021, we had outstanding 202,006,067 Class A common units issued to RBI and 145,269,936 Partnership exchangeable units. During the nine months ended September 30, 2021, Partnership exchanged 9,843,402 Partnership exchangeable units pursuant to exchange notices received.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,255 million for the nine months ended September 30, 2021, compared to $593 million during the same period in the prior year. The increase in cash provided by operating activities was driven by cash provided by working capital in the current year compared to cash used for working capital in the prior year, an increase in segment income in all of our segments, and a decrease in interest payments, partially offset by an increase in income tax payments.
Investing Activities
Cash used for investing activities was $69 million for the nine months ended September 30, 2021, compared to $33 million during the same period in the prior year. The change in cash used for investing activities was driven by a decrease in proceeds from derivatives and cash used in other investing activities during the current period, partially offset by an increase in net proceeds from disposal of assets, restaurant closures, and refranchisings.
Financing Activities
Cash used for financing activities was $970 million for the nine months ended September 30, 2021, compared to $182 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by a decrease in proceeds from the issuance of debt and distribution to RBI to repurchase RBI common shares in the current year. These factors were partially offset by a decrease in repayments of debt and finance leases.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2021 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC and Canadian securities regulatory authorities on February 23, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2021. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the COVID-19 pandemic on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees, including local conditions and government-imposed limitations and restrictions; (ii) our digital and marketing initiatives and the expected amount of and timing for planned expenditures relating to these initiatives; (iii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (iv) our goals with respect to reduction in greenhouse gas emissions; (v) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (vi) the amount of net cash settlements we expect to pay on our derivative instruments; and (vii) certain accounting matters.
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

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitment and Contingencies
Item 1A. Risk Factors
The below updates the risk factors included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 23, 2021.
Climate change and our inability to effectively implement measures to address climate change and other sustainable business practices could negatively affect our business or damage our reputation.
Climate change may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken, coffee beans and dairy. In addition, climate change may also increase the frequency or severity of natural disasters and other extreme weather conditions, which could disrupt our supply chain or impact demand for our products. Also, concern over climate change and other sustainable business practices may result in new or increased legal and regulatory requirements or generally accepted business practices, which could significantly increase costs. In addition, any failure to achieve our goals with respect to reducing greenhouse gas emissions and other sustainable business practices or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change or other sustainable business practices can lead to adverse publicity, diminish the value of our brands and result in an adverse effect on our business.

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: October 25, 2021	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)