Form 10-Q
period 2022-06-30
Restaurant Brands International Limited Partnership
filed 2022-08-04
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 143,316,404 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$838	$1,087
Accounts and notes receivable, net of allowance of $21 and $18, respectively	551	547
Inventories, net	114	96
Prepaids and other current assets	65	86
Total current assets	1,568	1,816
Property and equipment, net of accumulated depreciation and amortization of $1,027 and $979, respectively	1,984	2,035
Operating lease assets, net	1,113	1,130
Intangible assets, net	11,296	11,417
Goodwill	5,866	6,006
Net investment in property leased to franchisees	82	80
Other assets, net	845	762
Total assets	$22,754	$23,246
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$705	$614
Other accrued liabilities	783	947
Gift card liability	163	221
Current portion of long-term debt and finance leases	112	96
Total current liabilities	1,763	1,878
Long-term debt, net of current portion	12,881	12,916
Finance leases, net of current portion	326	333
Operating lease liabilities, net of current portion	1,053	1,070
Other liabilities, net	1,477	1,822
Deferred income taxes, net	1,345	1,374
Total liabilities	18,845	19,393
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at June 30, 2022 and December 31, 2021	8,343	8,421
Partnership exchangeable units; 143,316,404 issued and outstanding at June 30, 2022; 144,993,458 issued and outstanding at December 31, 2021	(3,599)	(3,547)
Accumulated other comprehensive income (loss)	(838)	(1,024)
Total Partners’ capital	3,906	3,850
Noncontrolling interests	3	3
Total equity	3,909	3,853
Total liabilities and equity	$22,754	$23,246
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Sales	$708	$590	$1,317	$1,097
Franchise and property revenues	676	612	1,291	1,160
Advertising revenues and other services	255	236	482	441
Total revenues	1,639	1,438	3,090	2,698
Operating costs and expenses:
Cost of sales	584	467	1,078	868
Franchise and property expenses	125	121	255	237
Advertising expenses and other services	259	243	506	480
General and administrative expenses	146	108	279	212
(Income) loss from equity method investments	9	3	22	5
Other operating expenses (income), net	(25)	8	(41)	(34)
Total operating costs and expenses	1,098	950	2,099	1,768
Income from operations	541	488	991	930
Interest expense, net	129	126	256	250
Income before income taxes	412	362	735	680
Income tax expense (benefit)	66	(29)	119	18
Net income	346	391	616	662
Net income attributable to noncontrolling interests	1	1	2	2
Net income attributable to common unitholders	$345	$390	$614	$660
Earnings per unit - basic and diluted
Class A common units	$1.17	$1.28	$2.07	$2.17
Partnership exchangeable units	$0.77	$0.84	$1.36	$1.43
Weighted average units outstanding - basic and diluted (in millions):
Class A common units	202	202	202	202
Partnership exchangeable units	143	155	144	155
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$346	$391	$616	$662

Foreign currency translation adjustment	(345)	141	(288)	195
Net change in fair value of net investment hedges, net of tax of $(38), $21, $(13) and $41	226	(71)	191	(42)
Net change in fair value of cash flow hedges, net of tax of $(30), $5, $(90) and $(28)	83	(40)	244	55
Amounts reclassified to earnings of cash flow hedges, net of tax of $(6), $(4), $(13) and $(12)	16	29	37	53
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	1	1	2	2
Other comprehensive income (loss)	(19)	60	186	263
Comprehensive income (loss)	327	451	802	925
Comprehensive income (loss) attributable to noncontrolling interests	1	1	2	2
Comprehensive income (loss) attributable to common unitholders	$326	$450	$800	$923
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2021	202,006,067	$8,421	144,993,458	$(3,547)	$(1,024)	$3	$3,853
Distributions declared on Class A common units ($0.83 per unit)	—	(167)	—	—	—	—	(167)
Distributions declared on partnership exchangeable units ($0.54 per unit)	—	—	—	(78)	—	—	(78)
Exchange of Partnership exchangeable units for RBI common shares	—	84	(1,525,900)	(84)	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(161)	—	—	—	—	(161)
Capital contribution from RBI	—	40	—	—	—	—	40
Restaurant VIE contributions (distributions)	—	—	—	—	—	(1)	(1)
Net income	—	183	—	86	—	1	270
Other comprehensive income (loss)	—	—	—	—	205	—	205
Balances at March 31, 2022	202,006,067	$8,400	143,467,558	$(3,623)	$(819)	$3	$3,961
Distributions declared on Class A common units ($0.82 per unit)	—	(166)	—	—	—	—	(166)
Distributions declared on partnership exchangeable units ($0.54 per unit)	—	—	—	(77)	—	—	(77)
Exchange of Partnership exchangeable units for RBI common shares	—	8	(151,154)	(8)	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(165)	—	—	—	—	(165)
Capital contribution from RBI	—	30	—	—	—	—	30
Restaurant VIE contributions (distributions)	—	—	—	—	—	(1)	(1)
Net income	—	236	—	109	—	1	346
Other comprehensive income (loss)	—	—	—	—	(19)	—	(19)
Balances at June 30, 2022	202,006,067	$8,343	143,316,404	$(3,599)	$(838)	$3	$3,909
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$616	$662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	100
Amortization of deferred financing costs and debt issuance discount	14	13
(Income) loss from equity method investments	22	5
(Gain) loss on remeasurement of foreign denominated transactions	(52)	(35)
Net (gains) losses on derivatives	27	42
Share-based compensation and non-cash incentive compensation expense	59	46
Deferred income taxes	—	24
Other	2	(12)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	4	17
Inventories and prepaids and other current assets	(27)	(5)
Accounts and drafts payable	99	103
Other accrued liabilities and gift card liability	(199)	(129)
Tenant inducements paid to franchisees	(6)	(1)
Other long-term assets and liabilities	13	(85)
Net cash provided by operating activities	669	745
Cash flows from investing activities:
Payments for property and equipment	(28)	(46)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	10	14
Net payments in connection with purchase of Firehouse Subs	(12)	—
Settlement/sale of derivatives, net	9	1
Other investing activities, net	(25)	(5)
Net cash (used for) provided by investing activities	(46)	(36)
Cash flows from financing activities:
Proceeds from long-term debt	2	—
Repayments of long-term debt and finance leases	(47)	(54)
Distributions on Class A common and Partnership exchangeable units	(485)	(484)
Distribution to RBI for repurchase of RBI common shares	(326)	—
Capital contribution from RBI	4	56
(Payments) proceeds from derivatives	(6)	(32)
Other financing activities, net	(2)	(2)
Net cash (used for) provided by financing activities	(860)	(516)
Effect of exchange rates on cash and cash equivalents	(12)	9
Increase (decrease) in cash and cash equivalents	(249)	202
Cash and cash equivalents at beginning of period	1,087	1,560
Cash and cash equivalents at end of period	$838	$1,762
Supplemental cash flow disclosures:
Interest paid	$209	$198
Income taxes paid	$120	$142
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), chicken principally under the Popeyes® brand (“Popeyes” or “PLK”) and sandwiches under the Firehouse Subs® brand (“Firehouse” or “FHS”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2022, we franchised or owned 5,352 Tim Hortons restaurants, 19,311 Burger King restaurants, 3,851 Popeyes restaurants and 1,233 Firehouse Subs restaurants, for a total of 29,747 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of June 30, 2022 and December 31, 2021, we determined that we are the primary beneficiary of 45 and 46 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classification. These consist of the reclassification of technology fee revenues from Franchise and property revenues to Advertising revenues and other services of $2 million for the three and six months ended June 30, 2021 and technology expenses from General and administrative expenses to Advertising expenses and other services of $5 million and $6 million for the three and six months ended June 30, 2021, respectively. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation with no effect on previously reported net income.
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
Lessors—Certain Leases with Variable Lease Payments – In July 2021, the FASB issued guidance that requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if (a) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with lease classification criteria and (b) the lessor would have otherwise recognized a day-one loss. This amendment is effective in 2022 with early adoption permitted. This guidance may be applied either retrospectively to leases that commenced or were modified on or after the adoption of lease guidance we adopted in 2019 or prospectively to leases that commence or are modified on or after the date that this new guidance is applied. The adoption of this new guidance during the first quarter of 2022 did not have a material impact on our Financial Statements.
Note 4. Firehouse Acquisition
We acquired Firehouse Subs on December 15, 2021 (the “Firehouse Acquisition”) which complements RBI's existing portfolio. Like RBI's other brands, the Firehouse Subs brand is managed independently, while benefiting from the global scale and resources of RBI. The Firehouse Acquisition was accounted for as a business combination using the acquisition method of accounting.
Total consideration in connection with the Firehouse Acquisition was $1,016 million. The consideration was funded through cash on hand and $533 million of incremental borrowings under our senior secured term loan facility.
Fees and expenses related to the Firehouse Acquisition and related financings totaled approximately $1 million during the six months ended June 30, 2022, consisting of professional fees and compensation related expenses which are classified as general and administrative expenses in the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2022, we adjusted our preliminary estimate of the fair value of net assets acquired. The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

December 15, 2021
Total current assets	$21
Property and equipment	4
Firehouse Subs brand	816
Franchise agreements	19
Operating lease assets	9
Total liabilities	(48)
Total identifiable net assets	821
Goodwill	195
Total consideration	$1,016
The adjustments to the preliminary estimate of net assets acquired and a decrease in total consideration resulted in a corresponding decrease in estimated goodwill due to the following changes to preliminary estimates of fair values and allocation of purchase price (in millions):

Increase (Decrease) in Goodwill
Change in:
Operating lease assets	$(9)
Firehouse Subs brand	(48)
Franchise agreements	(19)
Total liabilities	35
Total consideration	(17)
Total decrease in goodwill	$(58)
The purchase price allocation reflects preliminary fair value estimates based on management's analysis, including preliminary work performed by third-party valuation specialists. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.
The Firehouse Subs brand has been assigned an indefinite life and, therefore, will not be amortized, but rather tested annually for impairment. Franchise agreements have a weighted average amortization period of 18 years. Goodwill attributable to the Firehouse Acquisition will be amortized and deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company. We have not yet allocated goodwill related to the Firehouse Acquisition to reporting units for goodwill impairment testing purposes. Goodwill will be allocated to reporting units when the purchase price allocation is finalized during the measurement period.
The results of operations of Firehouse Subs have been included in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. The Firehouse Acquisition is not material to our unaudited condensed consolidated financial statements, and therefore, supplemental pro forma financial information for 2021 related to the acquisition is not included herein.

Note 5. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease income - operating leases
Minimum lease payments	$101	$117	$214	$230
Variable lease payments	106	84	179	150
Amortization of favorable and unfavorable income lease contracts, net	1	1	1	2
Subtotal - lease income from operating leases	208	202	394	382
Earned income on direct financing and sales-type leases	1	1	3	3
Total property revenues	$209	$203	$397	$385
Note 6. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2021 and June 30, 2022 (in millions):

Contract Liabilities	TH	BK	PLK	FHS	Consolidated
Balance at December 31, 2021	$65	$410	$56	$—	$531
Effect of business combination	—	—	—	8	8
Recognized during period and included in the contract liability balance at the beginning of the year	(5)	(21)	(2)	(1)	(29)
Increase, excluding amounts recognized as revenue during the period	6	15	6	1	28
Impact of foreign currency translation	(1)	(13)	—	—	(14)
Balance at June 30, 2022	$65	$391	$60	$8	$524
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	FHS	Consolidated
Remainder of 2022	$5	$17	$2	$1	$25
2023	10	33	4	2	49
2024	9	32	4	1	46
2025	8	31	4	1	44
2026	7	30	4	1	42
Thereafter	26	248	42	2	318
Total	$65	$391	$60	$8	$524

Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$708	$590	$1,317	$1,097
Royalties	438	389	841	735
Property revenues	209	203	397	385
Franchise fees and other revenue	29	20	53	40
Advertising revenues and other services	255	236	482	441
Total revenues	$1,639	$1,438	$3,090	$2,698
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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$236	$259	$419	$438
Net income allocated to Partnership exchangeable unitholders	109	131	195	222
Net income attributable to common unitholders	$345	$390	$614	$660

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202	202
Weighted average Partnership exchangeable units	143	155	144	155

Earnings per unit - basic and diluted:
Class A common units (a)	$1.17	$1.28	$2.07	$2.17
Partnership exchangeable units (a)	$0.77	$0.84	$1.36	$1.43
(a) Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 8. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$724	$(298)	$426	$722	$(290)	$432
Favorable leases	94	(57)	37	104	(63)	41
Subtotal	818	(355)	463	826	(353)	473
Indefinite-lived intangible assets:
Tim Hortons brand	$6,586	$—	$6,586	$6,695	$—	$6,695
Burger King brand	2,076	—	2,076	2,126	—	2,126
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	768	—	768
Subtotal	10,833	—	10,833	10,944	—	10,944
Intangible assets, net			$11,296			$11,417

Goodwill
Tim Hortons segment	$4,239			$4,306
Burger King segment	587			601
Popeyes segment	846			846
Firehouse Subs segment	194			253
Total	$5,866			$6,006
Amortization expense on intangible assets totaled $10 million and $11 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense on intangible assets totaled $20 million and $21 million for the six months ended June 30, 2022 and 2021, respectively. The change in the franchise agreements, brands and goodwill balances during the six months ended June 30, 2022 was due to the impact of foreign currency translation and the impact of adjustments to the preliminary allocation of consideration to the net tangible and intangible assets acquired in the Firehouse Acquisition.

Note 9. Equity Method Investments
The aggregate carrying amounts of our equity method investments were $189 million and $194 million as of June 30, 2022 and December 31, 2021, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15% equity interest in Carrols Restaurant Group, Inc. based on the quoted market price on June 30, 2022 was approximately $19 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on June 30, 2022 was approximately $27 million. We have evaluated recent declines in the market value of these equity method investments and concluded they are not other than temporary and as such no impairments have been recognized in the current period.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from affiliates:
Royalties	$86	$78	$174	$143
Advertising revenues and other services	18	15	34	28
Property revenues	8	8	15	16
Franchise fees and other revenue	5	4	9	8
Total	$117	$105	$232	$195
At June 30, 2022 and December 31, 2021, we had $38 million and $48 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2 million and $3 million during the three months ended June 30, 2022 and 2021, respectively. Distributions received from this joint venture were $5 million and $6 million during the six months ended June 30, 2022 and 2021, respectively.
Associated with the TIMWEN Partnership, we recognized $5 million and $4 million of rent expense during the three months ended June 30, 2022 and 2021, respectively, and recognized $9 million and $8 million of rent expense during the six months ended June 30, 2022 and 2021, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity investees.

Note 10. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2022	December 31, 2021
Current:
Distribution payable	$243	$241
Interest payable	68	63
Accrued compensation and benefits	67	99
Taxes payable	88	106
Deferred income	47	48
Accrued advertising expenses	30	43
Restructuring and other provisions	20	90
Current portion of operating lease liabilities	141	140
Other	79	117
Other accrued liabilities	$783	$947
Noncurrent:
Taxes payable	$541	$533
Contract liabilities	524	531
Derivatives liabilities	234	575
Unfavorable leases	58	65
Accrued pension	47	47
Deferred income	46	37
Other	27	34
Other liabilities, net	$1,477	$1,822
Note 11. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	June 30, 2022	December 31, 2021
Term Loan B	$5,216	$5,243
Term Loan A	1,250	1,250
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	168	173
Less: unamortized deferred financing costs and deferred issue discount	(125)	(138)
Total debt, net	12,959	12,978
Less: current maturities of debt	(78)	(62)
Total long-term debt	$12,881	$12,916

Revolving Credit Facility
As of June 30, 2022, we had no amounts outstanding under our senior secured revolving credit facility (the “Revolving Credit Facility”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases or repurchases of Class B exchangeable limited partnership units, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of June 30, 2022, we had approximately C$208 million outstanding under the TH Facility with a weighted average interest rate of 4.00%.
RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of 1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of June 30, 2022, we had approximately $2 million outstanding under the RE Facility with a weighted average interest rate of 2.59%.
Restrictions and Covenants
As of June 30, 2022, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, the RE Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	June 30, 2022	December 31, 2021
Fair value of our variable term debt and senior notes	$11,697	$12,851
Principal carrying amount of our variable term debt and senior notes	12,916	12,943
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Debt (a)	$118	$115	$233	$228
Finance lease obligations	5	5	10	10
Amortization of deferred financing costs and debt issuance discount	7	6	14	13
Interest income	(1)	—	(1)	(1)
Interest expense, net	$129	$126	$256	$250

(a)Amount includes $12 million and $11 million benefit during the three months ended June 30, 2022 and 2021, respectively, and $23 million benefit during the six months ended June 30, 2022 and 2021, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 14, Derivatives.
Note 12. Income Taxes
Our effective tax rate was 15.9% and 16.2% for the three and six months ended June 30, 2022, respectively. The effective tax rate during these periods reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes.
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
Note 13. Equity
During the six months ended June 30, 2022, Partnership exchanged 1,677,054 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares were accounted for as capital contributions by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partners’ capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partners’ capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership, if any, and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Distribution to RBI to Repurchase RBI Common Shares
During the six months ended June 30, 2022, Partnership distributed to RBI $326 million to repurchase RBI common shares.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$196	$(30)	$(1,190)	$(1,024)
Foreign currency translation adjustment	—	—	(288)	(288)
Net change in fair value of derivatives, net of tax	435	—	—	435
Amounts reclassified to earnings of cash flow hedges, net of tax	37	—	—	37
Gain (loss) recognized on other, net of tax	—	2	—	2
Balance at June 30, 2022	$668	$(28)	$(1,478)	$(838)

Note 14. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At June 30, 2022, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at June 30, 2022, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings. The net amount of pre-tax gains in connection with these net unrealized gains in AOCI as of June 30, 2022 that we expect to be reclassified into interest expense within the next 12 months is $23 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2022, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 30, 2022, we had outstanding fixed-to-fixed cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023.
At June 30, 2022, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at June 30, 2022, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024 and $150 million, entered during 2021, through the maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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

Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At June 30, 2022, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $210 million with maturities to August 2023. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$107	$(44)	$330	$85
Forward-currency contracts	$6	$(1)	$4	$(2)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$264	$(92)	$204	$(83)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(23)	$(31)	$(52)	$(61)
Forward-currency contracts	Cost of sales	$1	$(2)	$2	$(4)

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$12	$11	$23	$23

	Fair Value as of
	June 30, 2022	December 31, 2021	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$131	$—	Other assets, net
Foreign currency	4	2	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	107	23	Other assets, net
Total assets at fair value	$242	$25

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$—	$220	Other liabilities, net
Derivatives designated as net investment hedges
Foreign currency	234	355	Other liabilities, net
Total liabilities at fair value	$234	$575

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(1)	$1	$1	$(1)
Litigation settlements (gains) and reserves, net	2	1	3	3
Net losses (gains) on foreign exchange	(31)	8	(52)	(35)
Other, net	5	(2)	7	(1)
Other operating expenses (income), net	$(25)	$8	$(41)	$(34)
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
On June 30, 2020, a class action complaint was filed against RBI, Partnership and The TDL Group Corp. in the Quebec Superior Court by Steve Holcman, individually and on behalf of all Quebec residents who downloaded the Tim Hortons mobile application. On July 2, 2020, a Notice of Action related to a second class action complaint was filed against RBI, in the Ontario Superior Court by Ashley Sitko and Ashley Cadeau, individually and on behalf of all Canadian residents who downloaded the Tim Hortons mobile application. On August 31, 2020, a notice of claim was filed against RBI in the Supreme Court of British Columbia by Wai Lam Jacky Law on behalf of all persons in Canada who downloaded the Tim Hortons mobile application or the Burger King mobile application. On September 30, 2020, a notice of action was filed against RBI, Partnership, The TDL Group Corp., BKW and Popeyes Louisiana Kitchen, Inc. in the Ontario Superior Court of Justice by William Jung on behalf of a to be determined class. All of the complaints allege that the defendants violated the plaintiff’s privacy rights, the Personal Information Protection and Electronic Documents Act, consumer protection and competition laws or app-based undertakings to users, in each case in connection with the collection of geolocation data through the Tim Hortons mobile application, and in certain cases, the Burger King and Popeyes mobile applications. Each plaintiff seeks injunctive relief and monetary damages for himself or herself and other members of the class. The parties have reached a national settlement of all cases, subject to court approval at a hearing scheduled for September 6, 2022, pursuant to which The TDL Group Corp. will provide each member of the class one hot beverage and one baked good and will pay plaintiffs legal fees, in an amount which we believe will be immaterial.
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of RBI, individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of its officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021 and RBI filed a reply in May 2021. The motion to dismiss was heard in April 2022 and the motion to dismiss was denied in May 2022. On June 6, 2022, we filed an answer to the complaint and on July 8, 2022, we filed an appeal of the denial of the motion to dismiss. We intend to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

In April 2022, BKC was served with two separate purported class action complaints relating to per- and polyfluoroalkyl (“PFAS”) in packaging. Hussain vs. BKC was filed on April 13, 2022 in the U.S. District Court for the Northern District of California, and Cooper v. BKC was filed on April 14, 2022 in the U.S. District Court for the Southern District of Florida. Both complaints allege that certain food products sold by BKC are not safe for human consumption due to the packaging containing allegedly unsafe PFAS and that consumers were misled by the labelling, marketing and packaging claims asserted by BKC regarding the safety and sustainability of the packaging and are seeking compensatory, statutory and punitive damages, injunctive relief, corrective action, and attorneys’ fees. Hussain filed an amended complaint on June 27, 2022 to assert a California-only class. We have filed a motion to dismiss. In June 2022, Cooper voluntarily dismissed the case and then refiled their complaint in state court only on behalf of Florida consumers. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of these cases or estimate the range of possible loss, if any.
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
The following tables present revenues, by segment and by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by operating segment:
TH	$968	$831	$1,797	$1,541
BK	473	459	916	866
PLK	165	148	313	291
FHS	33	—	64	—
Total revenues	$1,639	$1,438	$3,090	$2,698

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by country (a):
Canada	$878	$754	$1,625	$1,392
United States	571	515	1,092	993
Other	190	169	373	313
Total revenues	$1,639	$1,438	$3,090	$2,698

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

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment income:
TH	$274	$253	$505	$460
BK	270	266	499	483
PLK	61	58	117	114
FHS	13	—	27	—
Adjusted EBITDA	618	577	1,148	1,057
Share-based compensation and non-cash incentive compensation expense	32	20	59	46
FHS Transaction costs	4	—	5	—
Corporate restructuring and tax advisory fees	6	3	9	4
Impact of equity method investments (a)	12	7	28	11
Other operating expenses (income), net	(25)	8	(41)	(34)
EBITDA	589	539	1,088	1,030
Depreciation and amortization	48	51	97	100
Income from operations	541	488	991	930
Interest expense, net	129	126	256	250
Income tax expense	66	(29)	119	18
Net income	$346	$391	$616	$662
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of June 30, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$838	$—	$—	$838
Accounts and notes receivable, net	551	—	—	551
Inventories, net	114	—	—	114
Prepaids and other current assets	65	—	—	65
Total current assets	1,568	—	—	1,568
Property and equipment, net	1,984	—	—	1,984
Operating lease assets, net	1,113	—	—	1,113
Intangible assets, net	11,296	—	—	11,296
Goodwill	5,866	—	—	5,866
Net investment in property leased to franchisees	82	—	—	82
Intercompany receivable	—	243	(243)	—
Investment in subsidiaries	—	3,909	(3,909)	—
Other assets, net	845	—	—	845
Total assets	$22,754	$4,152	$(4,152)	$22,754
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$705	$—	$—	$705
Other accrued liabilities	540	243	—	783
Gift card liability	163	—	—	163
Current portion of long-term debt and finance leases	112	—	—	112
Total current liabilities	1,520	243	—	1,763
Long-term debt, net of current portion	12,881	—	—	12,881
Finance leases, net of current portion	326	—	—	326
Operating lease liabilities, net of current portion	1,053	—	—	1,053
Other liabilities, net	1,477	—	—	1,477
Payables to affiliates	243	—	(243)	—
Deferred income taxes, net	1,345	—	—	1,345
Total liabilities	18,845	243	(243)	18,845
Partners’ capital:
Class A common units	—	8,343	—	8,343
Partnership exchangeable units	—	(3,599)	—	(3,599)
Common shares	2,379	—	(2,379)	—
Retained earnings	2,365	—	(2,365)	—
Accumulated other comprehensive income (loss)	(838)	(838)	838	(838)
Total Partners' capital/shareholders' equity	3,906	3,906	(3,906)	3,906
Noncontrolling interests	3	3	(3)	3
Total equity	3,909	3,909	(3,909)	3,909
Total liabilities and equity	$22,754	$4,152	$(4,152)	$22,754

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended June 30, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$708	$—	$—	$708
Franchise and property revenues	676	—	—	676
Advertising revenues and other services	255	—	—	255
Total revenues	1,639	—	—	1,639
Operating costs and expenses:
Cost of sales	584	—	—	584
Franchise and property expenses	125	—	—	125
Advertising expenses and other services	259	—	—	259
General and administrative expenses	146	—	—	146
(Income) loss from equity method investments	9	—	—	9
Other operating expenses (income), net	(25)	—	—	(25)
Total operating costs and expenses	1,098	—	—	1,098
Income from operations	541	—	—	541
Interest expense, net	129	—	—	129
Income before income taxes	412	—	—	412
Income tax expense	66	—	—	66
Net income	346	—	—	346
Equity in earnings of consolidated subsidiaries	—	346	(346)	—
Net income (loss)	346	346	(346)	346
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$345	$345	$(345)	$345
Comprehensive income (loss)	$327	$327	$(327)	$327

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Six Months Ended June 30, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,317	$—	$—	$1,317
Franchise and property revenues	1,291	—	—	1,291
Advertising revenues and other services	482	—	—	482
Total revenues	3,090	—	—	3,090
Operating costs and expenses:
Cost of sales	1,078	—	—	1,078
Franchise and property expenses	255	—	—	255
Advertising expenses and other services	506	—	—	506
General and administrative expenses	279	—	—	279
(Income) loss from equity method investments	22	—	—	22
Other operating expenses (income), net	(41)	—	—	(41)
Total operating costs and expenses	2,099	—	—	2,099
Income from operations	991	—	—	991
Interest expense, net	256	—	—	256
Income before income taxes	735	—	—	735
Income tax expense	119	—	—	119
Net income	616	—	—	616
Equity in earnings of consolidated subsidiaries	—	616	(616)	—
Net income (loss)	616	616	(616)	616
Net income (loss) attributable to noncontrolling interests	2	2	(2)	2
Net income (loss) attributable to common unitholders	$614	$614	$(614)	$614
Comprehensive income (loss)	$802	$802	$(802)	$802

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended June 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$590	$—	$—	$590
Franchise and property revenues	612	—	—	612
Advertising revenues and other services	236	—	—	236
Total revenues	1,438	—	—	1,438
Operating costs and expenses:
Cost of sales	467	—	—	467
Franchise and property expenses	121	—	—	121
Advertising expenses and other services	243	—	—	243
General and administrative expenses	108	—	—	108
(Income) loss from equity method investments	3	—	—	3
Other operating expenses (income), net	8	—	—	8
Total operating costs and expenses	950	—	—	950
Income from operations	488	—	—	488
Interest expense, net	126	—	—	126
Income before income taxes	362	—	—	362
Income tax expense (benefit)	(29)	—	—	(29)
Net income	391	—	—	391
Equity in earnings of consolidated subsidiaries	—	391	(391)	—
Net income (loss)	391	391	(391)	391
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$390	$390	$(390)	$390
Comprehensive income (loss)	$451	$451	$(451)	$451

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Six Months Ended June 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,097	$—	$—	$1,097
Franchise and property revenues	1,160	—	—	1,160
Advertising revenues and other services	441			441
Total revenues	2,698	—	—	2,698
Operating costs and expenses:
Cost of sales	868	—	—	868
Franchise and property expenses	237	—	—	237
Advertising expenses and other services	480	—	—	480
General and administrative expenses	212	—	—	212
(Income) loss from equity method investments	5	—	—	5
Other operating expenses (income), net	(34)	—	—	(34)
Total operating costs and expenses	1,768	—	—	1,768
Income from operations	930	—	—	930
Interest expense, net	250	—	—	250
Income before income taxes	680	—	—	680
Income tax expense	18	—	—	18
Net income	662	—	—	662
Equity in earnings of consolidated subsidiaries	—	662	(662)	—
Net income (loss)	662	662	(662)	662
Net income (loss) attributable to noncontrolling interests	2	2	(2)	2
Net income (loss) attributable to common unitholders	$660	$660	$(660)	$660
Comprehensive income (loss)	$925	$925	$(925)	$925

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Six months ended June 30, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$616	$616	$(616)	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(616)	616	—
Depreciation and amortization	97	—	—	97
Amortization of deferred financing costs and debt issuance discount	14	—	—	14
(Income) loss from equity method investments	22	—	—	22
(Gain) loss on remeasurement of foreign denominated transactions	(52)	—	—	(52)
Net (gains) losses on derivatives	27	—	—	27
Share-based compensation and non-cash incentive compensation expense	59	—	—	59
Other	2	—	—	2
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	4	—	—	4
Inventories and prepaids and other current assets	(27)	—	—	(27)
Accounts and drafts payable	99	—	—	99
Other accrued liabilities and gift card liability	(199)	—	—	(199)
Tenant inducements paid to franchisees	(6)	—	—	(6)
Other long-term assets and liabilities	13	—	—	13
Net cash provided by operating activities	669	—	—	669
Cash flows from investing activities:
Payments for property and equipment	(28)	—	—	(28)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	10	—	—	10
Net payments in connection with purchase of Firehouse Subs	(12)	—	—	(12)
Settlement/sale of derivatives, net	9	—	—	9
Other investing activities, net	(25)	—	—	(25)
Net cash (used for) provided by investing activities	(46)	—	—	(46)
Cash flows from financing activities:
Proceeds from long-term debt	2	—	—	2
Repayments of long-term debt and finance leases	(47)	—	—	(47)
Distributions on Class A common and Partnership exchangeable units	—	(485)	—	(485)
Distribution to RBI for repurchase of RBI common shares	—	(326)	—	(326)
Capital contribution from RBI	4	—	—	4
Distributions from subsidiaries	(811)	811	—	—
(Payments) proceeds from derivatives	(6)	—	—	(6)
Other financing activities, net	(2)	—	—	(2)
Net cash (used for) provided by financing activities	(860)	—	—	(860)
Effect of exchange rates on cash and cash equivalents	(12)	—	—	(12)
Increase (decrease) in cash and cash equivalents	(249)	—	—	(249)
Cash and cash equivalents at beginning of period	1,087	—	—	1,087
Cash and cash equivalents at end of period	$838	$—	$—	$838

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Six Months Ended June 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$662	$662	$(662)	$662
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(662)	662	—
Depreciation and amortization	100	—	—	100
Amortization of deferred financing costs and debt issuance discount	13	—	—	13
(Income) loss from equity method investments	5	—	—	5
(Gain) loss on remeasurement of foreign denominated transactions	(35)	—	—	(35)
Net (gains) losses on derivatives	42	—	—	42
Share-based compensation and non-cash incentive compensation expense	46	—	—	46
Deferred income taxes	24	—	—	24
Other	(12)	—	—	(12)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	17	—	—	17
Inventories and prepaids and other current assets	(5)	—	—	(5)
Accounts and drafts payable	103	—	—	103
Other accrued liabilities and gift card liability	(129)	—	—	(129)
Tenant inducements paid to franchisees	(1)	—	—	(1)
Other long-term assets and liabilities	(85)	—	—	(85)
Net cash provided by operating activities	745	—	—	745
Cash flows from investing activities:
Payments for property and equipment	(46)	—	—	(46)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	14	—	—	14
Settlement/sale of derivatives, net	1	—	—	1
Other investing activities, net	(5)	—	—	(5)
Net cash (used for) provided by investing activities	(36)	—	—	(36)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(54)	—	—	(54)
Distributions on Class A common and Partnership exchangeable units	—	(484)	—	(484)
Capital contribution from RBI	56	—	—	56
Distributions from subsidiaries	(484)	484	—	—
(Payments) proceeds from derivatives	(32)	—	—	(32)
Other financing activities, net	(2)	—	—	(2)
Net cash (used for) provided by financing activities	(516)	—	—	(516)
Effect of exchange rates on cash and cash equivalents	9	—	—	9
Increase (decrease) in cash and cash equivalents	202	—	—	202
Cash and cash equivalents at beginning of period	1,560	—	—	1,560
Cash and cash equivalents at end of period	$1,762	$—	$—	$1,762

Note 19. Subsequent Events
Cash Distributions/Dividends
On July 6, 2022, RBI paid a cash dividend of $0.54 per RBI common share to common shareholders of record on June 22, 2022. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per exchangeable unit to holders of record on June 22, 2022.
Subsequent to June 30, 2022, the RBI board of directors declared a cash dividend of $0.54 per RBI common share, which will be paid on October 5, 2022 to RBI common shareholders of record on September 21, 2022. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $35 billion in annual system-wide sales and over 29,000 restaurants in more than 100 countries as of June 30, 2022. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups, and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken, and other specialty sandwiches, french fries, soft drinks, and other affordably-priced food items. Popeyes restaurants are quick service restaurants featuring a unique “Louisiana” style menu that includes fried chicken, fried shrimp and other seafood, red beans and rice, and other regional items. Firehouse Subs restaurants are quick service restaurants featuring hot and hearty subs piled high with quality meats and cheese as well as chopped salads, chili and soups, signature and other sides, soft drinks and local specialties.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics	2022	2021	2022	2021
System-wide sales growth
TH	16.3%	33.0%	14.7%	12.5%
BK	14.6%	37.9%	15.5%	18.2%
PLK	9.9%	10.5%	7.1%	8.8%
Consolidated (a)	14.2%	31.9%	14.0%	15.5%
FHS (b)	2.2%	37.9%	4.7%	32.6%
System-wide sales (in US$ millions)
TH	$1,838	$1,637	$3,394	$3,016
BK	$6,444	$5,883	$12,262	$11,056
PLK	$1,503	$1,386	$2,886	$2,730
FHS	$292	$—	$564	$—
Consolidated (a)	$10,077	$8,906	$19,106	$16,802
FHS (b)	$—	$286	$—	$540
Comparable sales
TH	12.2%	27.6%	10.4%	11.8%
BK	10.0%	18.2%	10.1%	8.9%
PLK	1.4%	(0.3)%	(0.8)%	0.6%
Consolidated (a)	9.0%	16.5%	8.4%	8.0%
FHS (b)	(1.4)%	31.2%	1.3%	27.8%

			As of June 30,
			2022	2021
Net restaurant growth
TH			5.7%	2.7%
BK			2.8%	0.1%
PLK			8.1%	5.7%
Consolidated (a)			4.1%	1.3%
FHS (b)			2.5%	2.5%
Restaurant count
TH			5,352	5,065
BK			19,311	18,776
PLK			3,851	3,562
FHS			1,233	—
Consolidated			29,747	27,403
FHS (b)			—	1,203

(a) Consolidated system-wide sales growth, consolidated net restaurant growth and consolidated comparable sales do not include the results of Firehouse Subs for all of the periods presented. Consolidated system-wide sales do not include the results of Firehouse Subs for 2021.
(b) 2021 Firehouse Subs figures are shown for informational purposes only, consistent with its fiscal calendar.

War in Ukraine
During the first quarter of 2022, we shared a number of actions that we have taken to date as a result of the events related to Russia's military invasion of Ukraine. As a reminder, Burger King is our only brand with restaurants in Russia, all of which are operated under a master franchise arrangement. We suspended all corporate support for the Russian market, including operations, marketing, and supply chain support in addition to refusing approvals for new investment and expansion. While we currently include results from our franchised restaurants in Russia within reported key business metrics, we do not expect to generate any profits from restaurants in Russia in 2022.
Below are the RBI consolidated and BK segment operational highlights excluding the results from Russia for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics (excluding Russia)	2022	2021	2022	2021
System-wide sales growth
BK	13.2%	35.8%	14.7%	17.3%
Consolidated (a)	13.3%	30.5%	13.4%	14.9%
System-wide sales (in US$ millions)
BK	$6,134	$5,701	$11,781	$10,713
Consolidated (a)	$9,767	$8,724	$18,625	$16,459
Comparable sales
BK	8.7%	16.8%	9.3%	8.3%
Consolidated (a)	7.9%	15.6%	7.6%	7.6%

			As of June 30,
			2022	2021
Net restaurant growth
BK			2.7%	0.1%
Consolidated (a)			4.0%	1.3%
Restaurant count
BK			18,491	17,999
Consolidated			28,927	26,626
(a)Consolidated system-wide sales growth, consolidated net restaurant growth and consolidated comparable sales do not include the results of Firehouse Subs for all of the periods presented. Consolidated system-wide sales do not include the results of Firehouse Subs for 2021.
COVID-19 and Macro Economic Environment
The global crisis resulting from the spread of coronavirus (“COVID-19”) impacted our global restaurant operations for the three and six months ended June 30, 2022 and 2021, though in 2022 the impact was more modest than in the prior year. During the three and six months ended June 30, 2022 and 2021, substantially all restaurants remained open, some with limited operations, such as drive-thru, takeout and delivery (where applicable), reduced, if any, dine-in capacity, and/or restrictions on hours of operation. Certain markets periodically required temporary closures while implementing government mandated lockdown orders. For example, while most regions have eased restrictions, increases in cases and new variants caused certain markets, including China, to re-impose temporary restrictions as a result of government mandates. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation. COVID-19 has also contributed to labor challenges, which in some regions resulted in reduced operating hours and service modes at select restaurants as well as supply chain pressures.

In addition, during 2022, there have been increases in commodity, labor and energy costs partially due to the macroeconomic impact of both COVID-19 and the War in Ukraine. Further significant increases in inflation could affect the global, Canadian and U.S. economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)			2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$708	$590	$118	$(19)	$137	$1,317	$1,097	$220	$(19)	$239
Franchise and property revenues	676	612	64	(20)	84	1,291	1,160	131	(28)	159
Advertising revenues and other services	255	236	19	(3)	22	482	441	41	(3)	44
Total revenues	1,639	1,438	201	(42)	243	3,090	2,698	392	(50)	442
Operating costs and expenses:
Cost of sales	584	467	(117)	15	(132)	1,078	868	(210)	15	(225)
Franchise and property expenses	125	121	(4)	3	(7)	255	237	(18)	3	(21)
Advertising expenses and other services	259	243	(16)	3	(19)	506	480	(26)	3	(29)
General and administrative expenses	146	108	(38)	3	(41)	279	212	(67)	4	(71)
(Income) loss from equity method investments	9	3	(6)	—	(6)	22	5	(17)	—	(17)
Other operating expenses (income), net	(25)	8	33	1	32	(41)	(34)	7	(2)	9
Total operating costs and expenses	1,098	950	(148)	25	(173)	2,099	1,768	(331)	23	(354)
Income from operations	541	488	53	(17)	70	991	930	61	(27)	88
Interest expense, net	129	126	(3)	—	(3)	256	250	(6)	—	(6)
Income before income taxes	412	362	50	(17)	67	735	680	55	(27)	82
Income tax expense (benefit)	66	(29)	(95)	1	(96)	119	18	(101)	2	(103)
Net income	$346	$391	$(45)	$(16)	$(29)	$616	$662	$(46)	$(25)	$(21)
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)			2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$661	$556	$105	$(19)	$124	$1,227	$1,029	$198	$(19)	$217
Franchise and property revenues	238	219	19	(8)	27	444	409	35	(8)	43
Advertising revenues and other services	69	56	13	(2)	15	126	103	23	(2)	25
Total revenues	968	831	137	(29)	166	1,797	1,541	256	(29)	285
Cost of sales	537	434	(103)	15	(118)	990	804	(186)	15	(201)
Franchise and property expenses	84	86	2	3	(1)	165	167	2	3	(1)
Advertising expenses and other services	71	68	(3)	2	(5)	138	130	(8)	2	(10)
Segment G&A	32	26	(6)	1	(7)	61	50	(11)	1	(12)
Segment depreciation and amortization (b)	28	32	4	1	3	57	63	6	1	5
Segment income (c)	274	253	21	(9)	30	505	460	45	(9)	54
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses and other services.
(c)TH segment income includes $3 million of cash distributions received from equity method investments for the three months ended June 30, 2022 and 2021. TH segment income includes $6 million of cash distributions received from equity method investments for the six months ended June 30, 2022 and 2021.

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)			2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$17	$17	$—	$—	$—	$33	$33	$—	$—	$—
Franchise and property revenues	335	322	13	(11)	24	653	611	42	(19)	61
Advertising revenues and other services	121	120	1	(1)	2	230	222	8	(1)	9
Total revenues	473	459	14	(12)	26	916	866	50	(20)	70
Cost of sales	19	17	(2)	—	(2)	36	33	(3)	—	(3)
Franchise and property expenses	34	33	(1)	—	(1)	79	66	(13)	—	(13)
Advertising expenses and other services	123	115	(8)	1	(9)	242	233	(9)	1	(10)
Segment G&A	40	41	1	1	—	85	76	(9)	2	(11)
Segment depreciation and amortization (b)	12	12	—	—	—	24	24	—	—	—
Segment income	270	266	4	(11)	15	499	483	16	(18)	34

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)			2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$20	$17	$3	$—	$3	$37	$35	$2	$—	$2
Franchise and property revenues	81	71	10	(1)	11	152	140	12	(1)	13
Advertising revenues and other services	64	60	4	—	4	124	116	8	—	8
Total revenues	165	148	17	(1)	18	313	291	22	(1)	23
Cost of sales	19	16	(3)	—	(3)	35	31	(4)	—	(4)
Franchise and property expenses	5	2	(3)	—	(3)	7	4	(3)	—	(3)
Advertising expenses and other services	64	60	(4)	—	(4)	125	117	(8)	—	(8)
Segment G&A	17	13	(4)	—	(4)	32	27	(5)	—	(5)
Segment depreciation and amortization (b)	1	2	1	—	1	3	4	1	—	1
Segment income	61	58	3	(1)	4	117	114	3	(1)	4

FHS Segment	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues:
Sales	$10	$20
Franchise and property revenues	22	42
Advertising revenues and other services	1	2
Total revenues	33	64
Cost of sales	9	17
Franchise and property expenses	2	4
Advertising expenses and other services	1	1
Segment G&A	8	16
Segment depreciation and amortization (b)	1	1
Segment income	13	27

Comparable Sales
TH comparable sales were 12.2% during the three months ended June 30, 2022, including Canada comparable sales of 14.2%. TH comparable sales were 10.4% during the six months ended June 30, 2022, including Canada comparable sales of 12.3%.
BK comparable sales were 10.0% during the three months ended June 30, 2022, including rest of the world comparable sales of 18.4% and U.S. comparable sales of 0.4%. BK comparable sales were 10.1% during the six months ended June 30, 2022, including rest of the world comparable sales of 19.2% and flat U.S. comparable sales.
PLK comparable sales were 1.4% during the three months ended June 30, 2022, including relatively flat U.S. comparable sales. PLK comparable sales were (0.8)% during the six months ended June 30, 2022, including U.S. comparable sales of (2.3)%.
FHS comparable sales were (1.4)% during the three months ended June 30, 2022, including U.S. comparable sales of (1.2)%. FHS comparable sales were 1.3% during the six months ended June 30, 2022, including U.S. comparable sales of 1.5%.
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
During the three months ended June 30, 2022, the increase in sales was driven by an increase of $124 million in our TH segment, the inclusion of FHS of $10 million, and an increase of $3 million in our PLK segment, partially offset by an unfavorable FX Impact of $19 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees and an increase in sales to retailers.
During the six months ended June 30, 2022, the increase in sales was driven by an increase of $217 million in our TH segment, the inclusion of FHS of $20 million, and an increase of $2 million in our PLK segment, partially offset by an unfavorable FX Impact of $19 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees and an increase in sales to retailers.
During the three months ended June 30, 2022, the increase in cost of sales was driven by an increase of $118 million in our TH segment, the inclusion of FHS of $9 million, an increase of $3 million in our PLK segment, and an increase of $2 million in our BK segment, partially offset by a favorable FX Impact of $15 million. The increase in our TH segment was primarily driven by an increase in supply chain sales as well as increases in commodity prices and an increase in sales to retailers.
During the six months ended June 30, 2022, the increase in cost of sales was driven by an increase of $201 million in our TH segment, the inclusion of FHS of $17 million, an increase of $4 million in our PLK segment, and an increase of $3 million in our BK segment, partially offset by a favorable FX Impact of $15 million. The increase in our TH segment was primarily driven by an increase in supply chain sales as well as increases in commodity prices and an increase in sales to retailers.

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
During the three months ended June 30, 2022, the increase in franchise and property revenues was driven by an increase of $27 million in our TH segment, an increase of $24 million in our BK segment, the inclusion of FHS of $22 million, and an increase of $11 million in our PLK segment, partially offset by an unfavorable FX Impact of $20 million. The increases were primarily driven by increases in royalties in our TH, BK and PLK segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the six months ended June 30, 2022, the increase in franchise and property revenues was driven by an increase of $61 million in our BK segment, an increase of $43 million in our TH segment, the inclusion of FHS of $42 million, and an increase of $13 million in our PLK segment, partially offset by an unfavorable FX Impact of $28 million. The increases were primarily driven by increases in royalties in our TH, BK and PLK segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the three months ended June 30, 2022, the increase in franchise and property expenses was driven by an increase of $3 million in our PLK segment, the inclusion of FHS of $2 million, and an increase of $1 million in our BK segment, partially offset by a favorable FX Impact of $3 million.
During the six months ended June 30, 2022, the increase in franchise and property expenses was driven by an increase of $13 million in our BK segment, the inclusion of FHS of $4 million, and an increase of $3 million in our PLK segment, partially offset by a favorable FX impact of $3 million. The increase in our BK segment was primarily related to bad debt expenses in the current year, primarily related to Russia, compared to bad debt recoveries in the prior year.
Advertising and other services
Advertising revenues and other services consist primarily of advertising contributions earned on franchise sales and are based on a percentage of sales reported by franchise restaurants and intended to fund advertising expenses. Other services consist primarily of fees from digital sales that partially offset expenses related to technology initiatives. Advertising expenses and other services consist primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands. We manage advertising expenses to equal advertising revenues in the long term, however in some periods there may be a mismatch in the timing of revenues and expense.
During the three months ended June 30, 2022, the increase in advertising revenues and other services was driven by an increase of $15 million in our TH segment, an increase of $4 million in our PLK segment, an increase of $2 million in our BK segment, and the inclusion of FHS of $1 million, partially offset by an unfavorable FX Impact of $3 million. The increases in our TH, BK and PLK segments were primarily driven by increases in system-wide sales.
During the six months ended June 30, 2022, the increase in advertising revenues and other services was driven by an increase of $25 million in our TH segment, an increase of $9 million in our BK segment, an increase of $8 million in our PLK segment, and the inclusion of FHS of $2 million, partially offset by an unfavorable FX Impact of $3 million. The increases in our TH, BK and PLK segments were primarily driven by increases in system-wide sales.
During the three months ended June 30, 2022, the increase in advertising expenses and other services was driven by an increase of $9 million in our BK segment, an increase of $4 million in our PLK segment, an increase of $5 million in our TH segment, and the inclusion of FHS of $1 million, partially offset by a favorable FX Impact of $3 million. The increases in our BK, PLK and TH segments were driven by increases in advertising revenues and other services and for our BK segment also as a result of increases in expenses related to technology initiatives.
During the six months ended June 30, 2022, the increase in advertising expenses and other services was driven by an increase of $10 million in our BK segment, an increase of $10 million in our TH segment, an increase of $8 million in our PLK segment, and the inclusion of FHS of $1 million, partially offset by a favorable FX Impact of $3 million. The increases in our BK, PLK and TH segments were driven by increases in advertising revenues and other services and for our BK segment also as a result of increases in expenses related to technology initiatives.

General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2022	2021	Favorable / (Unfavorable)		2022	2021	Favorable / (Unfavorable)
Segment G&A:
TH	$32	$26	$(6)	(23.1)%	$61	$50	$(11)	(22.0)%
BK	40	41	1	2.4%	85	76	(9)	(11.8)%
PLK	17	13	(4)	(30.8)%	32	27	(5)	(18.5)%
FHS	8	—	(8)	NM	16	—	(16)	NM
Share-based compensation and non-cash incentive compensation expense	32	20	(12)	(60.0)%	59	46	(13)	(28.3)%
Depreciation and amortization	7	5	(2)	(40.0)%	12	9	(3)	(33.3)%
FHS Transaction costs	4	—	(4)	NM	5	—	(5)	NM
Corporate restructuring and tax advisory fees	6	3	(3)	(100.0)%	9	4	(5)	(125.0)%
General and administrative expenses	$146	$108	$(38)	(35.2)%	$279	$212	$(67)	(31.6)%
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
During the three and six months ended June 30, 2022, the increases in Segment G&A for our TH and PLK segments and during the six months ended June 30, 2022 the increase in Segment G&A for our BK segment, were primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas.
During the three and six months ended June 30, 2022, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity awards granted during 2022, shorter vesting periods for equity awards granted in 2022 and 2021, as well as the non-recurrence of equity award forfeitures during 2021.
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
The change in (income) loss from equity method investments during the three and six months ended June 30, 2022 was primarily driven by an increase in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(1)	$1	$1	$(1)
Litigation settlements (gains) and reserves, net	2	1	3	3
Net losses (gains) on foreign exchange	(31)	8	(52)	(35)
Other, net	5	(2)	7	(1)
Other operating expenses (income), net	$(25)	$8	$(41)	$(34)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense, net	$129	$126	$256	$250
Weighted average interest rate on long-term debt	4.2%	4.2%	4.1%	4.2%
During the three and six months ended June 30, 2022, interest expense, net was consistent year-over-year.
Income Tax Expense (Benefit)
Our effective tax rate was 15.9% and (8.1)% for the three months ended June 30, 2022 and 2021, respectively. Our effective tax rate was unfavorably impacted by changes to the relative mix of our income from multiple tax jurisdictions and lower excess tax benefits from equity-based compensation, partially offset by favorable structural changes. The effective tax rate for the three months ended June 30, 2021 included a net decrease in tax reserves of $89 million related primarily to expiring statutes of limitation for certain prior tax years which decreased the effective tax rate by 24.7%. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecasts change due to recent macroeconomic events such as the COVID-19 pandemic, the war in Ukraine and higher levels of inflation.
Our effective tax rate was 16.2% and 2.6% for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate was unfavorably impacted by changes to the relative mix of our income from multiple tax jurisdictions and lower excess tax benefits from equity-based compensation, partially offset by favorable structural changes. The effective tax rate for the six months ended June 30, 2021 included a net decrease in tax reserves of $87 million related primarily to expiring statutes of limitation for certain prior tax years which decreased the effective tax rate by 12.8%.
On December 28, 2021, the U.S. Treasury Department released final regulations (T.D. 9959, published in the Federal Register on January 4, 2022) restricting the ability to credit certain foreign taxes, applicable prospectively starting January 1, 2022. Due to these new regulations, we released discretely during the three and six months ended June 30, 2022 a portion of the valuation allowance on our foreign tax credit carryforwards. Based on our current analysis, we do not expect these regulations to have a material, ongoing impact as we anticipate being in an excess credit position prospectively.

Net Income
We reported net income of $346 million for the three months ended June 30, 2022, compared to net income of $391 million for the three months ended June 30, 2021. The decrease in net income is primarily due to a $95 million increase in income tax expense, a $12 million increase in share-based compensation and non-cash incentive compensation expense, a $5 million unfavorable change from the impact of equity method investments, $4 million of FHS transaction costs, a $3 million increase in interest expense, net, and a $3 million increase in Corporate restructuring and tax advisory fees. These factors were partially offset by a $33 million favorable change in the results from other operating expenses (income), net, a $21 million increase in TH segment income, the inclusion of FHS segment income of $13 million, a $4 million increase in BK segment income, a $3 million increase in PLK segment income, and a $3 million decrease in depreciation and amortization. Amounts above include a total unfavorable FX Impact to net income of $16 million.
We reported net income of $616 million for the six months ended June 30, 2022, compared to net income of $662 million for the six months ended June 30, 2021. The decrease in net income is primarily due to a $101 million increase in income tax expense, a $17 million unfavorable change from the impact of equity method investments, a $13 million increase in share-based compensation and non-cash incentive compensation expense, a $6 million increase in interest expense, net, a $5 million increase in Corporate restructuring and tax advisory fees, and $5 million of FHS transaction costs. These factors were partially offset by a $45 million increase in TH segment income, the inclusion of FHS segment income of $27 million, a $16 million increase in BK segment income, a $7 million favorable change in the results from other operating expenses (income), net, a $3 million increase in PLK segment income, and a $3 million decrease in depreciation and amortization. Amounts above include a total unfavorable FX Impact to net income of $25 million.
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

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2022	2021	Favorable / (Unfavorable)		2022	2021	Favorable / (Unfavorable)
Segment income:
TH	$274	$253	$21	8.4%	$505	$460	$45	9.9%
BK	270	266	4	1.6%	499	483	16	3.4%
PLK	61	58	3	4.4%	117	114	3	2.4%
FHS	13	—	13	NM	27	—	27	NM
Adjusted EBITDA	618	577	41	7.1%	1,148	1,057	91	8.6%
Share-based compensation and non-cash incentive compensation expense	32	20	(12)	(60.0)%	59	46	(13)	(28.3)%
FHS Transaction costs	4	—	(4)	NM	5	—	(5)	NM
Corporate restructuring and tax advisory fees	6	3	(3)	(100.0)%	9	4	(5)	(125.0)%
Impact of equity method investments (a)	12	7	(5)	(71.4)%	28	11	(17)	(154.5)%
Other operating expenses (income), net	(25)	8	33	NM	(41)	(34)	7	(20.6)%
EBITDA	589	539	50	9.3%	1,088	1,030	58	5.6%
Depreciation and amortization	48	51	3	5.9%	97	100	3	3.0%
Income from operations	541	488	53	10.9%	991	930	61	6.6%
Interest expense, net	129	126	(3)	(2.4)%	256	250	(6)	(2.4)%
Income tax expense (benefit)	66	(29)	(95)	NM	119	18	(101)	NM
Net income	$346	$391	$(45)	(11.5)%	$616	$662	$(46)	(6.9)%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for the three and six months ended June 30, 2022 reflects the increases in segment income in our TH, BK and PLK segments and the inclusion of FHS. The increase in Adjusted EBITDA includes an unfavorable FX Impact of $21 million and $28 million for the three and six months ended June 30, 2022, respectively.
The increase in EBITDA for the three and six months ended June 30, 2022 is primarily due to increases in segment income in our TH, BK and PLK segments, the inclusion of FHS, and a favorable change from other operating expenses (income) net, partially offset by an increase in share-based compensation and non-cash incentive compensation expense and an unfavorable change from the impact of equity method investments. The increase in EBITDA includes an unfavorable FX Impact of $19 million and $29 million for the three and six months ended June 30, 2022, respectively.
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

As of June 30, 2022, we had cash and cash equivalents of $838 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On July 28, 2021, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $1,000 million of RBI common shares until August 10, 2023. Repurchases under RBI’s authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. During the six months ended June 30, 2022, RBI repurchased 6,101,364 RBI common shares on the open market for $326 million and Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases. As of June 30, 2022, RBI had $123 million remaining under its share repurchase authorization.
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
Debt Instruments and Debt Service Requirements
As of June 30, 2022, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, RE Facility, and obligations under finance leases. For further information about our long-term debt, see Note 11 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of June 30, 2022, there was $6,466 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 3.34%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75% or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and LIBOR/SOFR (Secured Overnight Financing Rate) as of June 30, 2022, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $218 million in interest payments and $69 million in principal payments. In addition, based on LIBOR as of June 30, 2022, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $1 million for the next twelve months. Based on the amounts outstanding at June 30, 2022, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments. Based on the amounts outstanding under the TH Facility as of June 30, 2022, required debt service for the next twelve months is estimated to be approximately $6 million in interest payments and $9 million in principal payments. Based on the amounts outstanding under the RE Facility as of June 30, 2022, required debt service for the next twelve months is insignificant.
Restrictions and Covenants
As of June 30, 2022, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, RE Facility and the indentures governing our Senior Notes.
Cash Distributions/Dividends
During the six months ended June 30, 2022, RBI repurchased 6,101,364 RBI common shares on the open market for $326 million and Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases.
On July 6, 2022, RBI paid a cash dividend of $0.54 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution of $0.54 in respect of each Partnership exchangeable unit.

The RBI board of directors has declared a cash dividend of $0.54 per RBI common share, which will be paid on October 5, 2022 to RBI common shareholders of record on September 21, 2022. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of July 29, 2022, we had outstanding 202,006,067 Class A common units issued to RBI and 143,316,404 Partnership exchangeable units. During the six months ended June 30, 2022, Partnership exchanged 1,677,054 Partnership exchangeable units pursuant to exchange notices received.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $669 million for the six months ended June 30, 2022, compared to $745 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by an increase in cash used for working capital, partially offset by an increase in segment income in our TH, BK and PLK segments, the inclusion of FHS segment income and a decrease in income tax payments.
Investing Activities
Cash used for investing activities was $46 million for the six months ended June 30, 2022, compared to $36 million during the same period in the prior year. This change was driven primarily by an increase in payments from other investing activities and net payments in connection with the purchase of Firehouse Subs in the current year, partially offset by a decrease in payments for property and equipment.
Financing Activities
Cash used for financing activities was $860 million for the six months ended June 30, 2022, compared to $516 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by cash used to repurchase RBI common shares in the current year and a decrease in capital contribution from RBI.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2022 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and Canadian securities regulatory authorities on February 23, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2022. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Firehouse Subs into our overall internal control over financial reporting processes.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the COVID-19 pandemic, the war in Ukraine and related macro-economic pressures on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees, including local conditions and government-imposed limitations and restrictions; (ii) our digital and marketing initiatives and expectations regarding further expenditures relating to these initiatives; (iii) our discontinuation of operations in and financial results from Russia; (iv) the incurrence and timing of future FHS Transaction costs and Corporate restructuring and tax advisory fees; (v) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (vi) our goals with respect to reduction in greenhouse gas emissions; (vii) the impact of the resolutions of the dispute in China on our future growth prospects in that market; (viii) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (ix) the amount of net cash settlements we expect to pay on our derivative instruments; and (x) certain accounting matters.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: August 4, 2022	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)