Form 10-Q
period 2022-09-30
Restaurant Brands International Limited Partnership
filed 2022-11-03
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2022, there were 143,298,599 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$946	$1,087
Accounts and notes receivable, net of allowance of $26 and $18, respectively	598	547
Inventories, net	129	96
Prepaids and other current assets	251	86
Total current assets	1,924	1,816
Property and equipment, net of accumulated depreciation and amortization of $1,022 and $979, respectively	1,913	2,035
Operating lease assets, net	1,056	1,130
Intangible assets, net	10,831	11,417
Goodwill	5,605	6,006
Net investment in property leased to franchisees	83	80
Other assets, net	1,145	762
Total assets	$22,557	$23,246
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$696	$614
Other accrued liabilities	959	947
Gift card liability	148	221
Current portion of long-term debt and finance leases	117	96
Total current liabilities	1,920	1,878
Long-term debt, net of current portion	12,853	12,916
Finance leases, net of current portion	310	333
Operating lease liabilities, net of current portion	1,003	1,070
Other liabilities, net	1,044	1,822
Deferred income taxes, net	1,388	1,374
Total liabilities	18,518	19,393
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at September 30, 2022 and December 31, 2021	8,570	8,421
Partnership exchangeable units; 143,298,599 issued and outstanding at September 30, 2022; 144,993,458 issued and outstanding at December 31, 2021	(3,508)	(3,547)
Accumulated other comprehensive income (loss)	(1,025)	(1,024)
Total Partners’ capital	4,037	3,850
Noncontrolling interests	2	3
Total equity	4,039	3,853
Total liabilities and equity	$22,557	$23,246
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Sales	$759	$621	$2,076	$1,718
Franchise and property revenues	698	635	1,989	1,795
Advertising revenues and other services	269	239	751	680
Total revenues	1,726	1,495	4,816	4,193
Operating costs and expenses:
Cost of sales	615	490	1,693	1,358
Franchise and property expenses	137	121	392	358
Advertising expenses and other services	276	245	782	725
General and administrative expenses	156	115	435	327
(Income) loss from equity method investments	8	7	30	12
Other operating expenses (income), net	(27)	(16)	(68)	(50)
Total operating costs and expenses	1,165	962	3,264	2,730
Income from operations	561	533	1,552	1,463
Interest expense, net	133	128	389	378
Loss on early extinguishment of debt	—	11	—	11
Income before income taxes	428	394	1,163	1,074
Income tax expense (benefit)	(102)	65	17	83
Net income	530	329	1,146	991
Net income attributable to noncontrolling interests	1	1	3	3
Net income attributable to common unitholders	$529	$328	$1,143	$988
Earnings per unit - basic and diluted
Class A common units	$1.78	$1.09	$3.86	$3.26
Partnership exchangeable units	$1.18	$0.71	$2.53	$2.14
Weighted average units outstanding - basic and diluted (in millions):
Class A common units	202	202	202	202
Partnership exchangeable units	143	151	144	154
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$530	$329	$1,146	$991

Foreign currency translation adjustment	(727)	(257)	(1,015)	(62)
Net change in fair value of net investment hedges, net of tax of $(87), $(31), $(100) and $10	384	143	575	101
Net change in fair value of cash flow hedges, net of tax of $(55), $(4), $(145) and $(32)	150	13	394	68
Amounts reclassified to earnings of cash flow hedges, net of tax of $(2), $(9), $(15) and $(21)	5	24	42	77
Gain (loss) recognized on other, net of tax of $0, $0, $0 and $0	1	—	3	2
Other comprehensive income (loss)	(187)	(77)	(1)	186
Comprehensive income (loss)	343	252	1,145	1,177
Comprehensive income (loss) attributable to noncontrolling interests	1	1	3	3
Comprehensive income (loss) attributable to common unitholders	$342	$251	$1,142	$1,174
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2021	202,006,067	$8,421	144,993,458	$(3,547)	$(1,024)	$3	$3,853
Distributions declared on Class A common units ($0.83 per unit)	—	(167)	—	—	—	—	(167)
Distributions declared on partnership exchangeable units ($0.54 per unit)	—	—	—	(78)	—	—	(78)
Exchange of Partnership exchangeable units for RBI common shares	—	84	(1,525,900)	(84)	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(161)	—	—	—	—	(161)
Capital contribution from RBI	—	40	—	—	—	—	40
Restaurant VIE contributions (distributions)	—	—	—	—	—	(1)	(1)
Net income	—	183	—	86	—	1	270
Other comprehensive income (loss)	—	—	—	—	205	—	205
Balances at March 31, 2022	202,006,067	$8,400	143,467,558	$(3,623)	$(819)	$3	$3,961
Distributions declared on Class A common units ($0.82 per unit)	—	(166)	—	—	—	—	(166)
Distributions declared on partnership exchangeable units ($0.54 per unit)	—	—	—	(77)	—	—	(77)
Exchange of Partnership exchangeable units for RBI common shares	—	8	(151,154)	(8)	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(165)	—	—	—	—	(165)
Capital contribution from RBI	—	30	—	—	—	—	30
Restaurant VIE contributions (distributions)	—	—	—	—	—	(1)	(1)
Net income	—	236	—	109	—	1	346
Other comprehensive income (loss)	—	—	—	—	(19)	—	(19)
Balances at June 30, 2022	202,006,067	$8,343	143,316,404	$(3,599)	$(838)	$3	$3,909
Distributions declared on Class A common units ($0.82 per unit)	—	(165)	—	—	—	—	(165)
Distributions declared on partnership exchangeable units ($0.54 per unit)	—	—	—	(77)	—	—	(77)
Exchange of Partnership exchangeable units for RBI common shares	—	1	(17,805)	(1)	—	—	—
Capital contribution from RBI	—	31	—	—	—	—	31
Restaurant VIE contributions (distributions)	—	—	—	—	—	(2)	(2)
Net income	—	360	—	169	—	1	530
Other comprehensive income (loss)	—	—	—	—	(187)	—	(187)
Balances at September 30, 2022	202,006,067	$8,570	143,298,599	$(3,508)	$(1,025)	$2	$4,039
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,146	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	150
Premiums paid and non-cash loss on early extinguishment of debt	—	11
Amortization of deferred financing costs and debt issuance discount	21	20
(Income) loss from equity method investments	30	12
(Gain) loss on remeasurement of foreign denominated transactions	(82)	(58)
Net (gains) losses on derivatives	17	65
Share-based compensation and non-cash incentive compensation expense	93	71
Deferred income taxes	(29)	35
Other	8	(14)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(93)	11
Inventories and prepaids and other current assets	(67)	(3)
Accounts and drafts payable	113	129
Other accrued liabilities and gift card liability	(74)	(87)
Tenant inducements paid to franchisees	(13)	(5)
Other long-term assets and liabilities	(146)	(73)
Net cash provided by operating activities	1,067	1,255
Cash flows from investing activities:
Payments for property and equipment	(52)	(70)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	11	14
Net payments in connection with purchase of Firehouse Subs	(12)	—
Settlement/sale of derivatives, net	22	2
Other investing activities, net	(35)	(15)
Net cash (used for) provided by investing activities	(66)	(69)
Cash flows from financing activities:
Proceeds from long-term debt	2	802
Repayments of long-term debt and finance leases	(71)	(865)
Payment of financing costs	—	(7)
Distributions on Class A common and Partnership exchangeable units	(728)	(730)
Distribution to RBI for repurchase of RBI common shares	(326)	(182)
Capital contribution from RBI	7	60
(Payments) proceeds from derivatives	8	(45)
Other financing activities, net	(3)	(3)
Net cash (used for) provided by financing activities	(1,111)	(970)
Effect of exchange rates on cash and cash equivalents	(31)	(3)
Increase (decrease) in cash and cash equivalents	(141)	213
Cash and cash equivalents at beginning of period	1,087	1,560
Cash and cash equivalents at end of period	$946	$1,773
Supplemental cash flow disclosures:
Interest paid	$318	$281
Income taxes paid	$177	$189
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), chicken principally under the Popeyes® brand (“Popeyes” or “PLK”) and sandwiches under the Firehouse Subs® brand (“Firehouse” or “FHS”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of September 30, 2022, we franchised or owned 5,405 Tim Hortons restaurants, 19,401 Burger King restaurants, 3,928 Popeyes restaurants and 1,234 Firehouse Subs restaurants, for a total of 29,968 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of September 30, 2022 and December 31, 2021, we determined that we are the primary beneficiary of 44 and 46 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Certain prior year amounts in the accompanying Financial Statements and notes to the Financial Statements have been reclassified in order to be comparable with the current year classification. These consist of the reclassification of technology fee revenues from Franchise and property revenues to Advertising revenues and other services of $4 million and $6 million for the three and nine months ended September 30, 2021 and technology expenses from General and administrative expenses to Advertising expenses and other services of $8 million and $14 million for the three and nine months ended September 30, 2021, respectively. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation with no effect on previously reported net income.
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
Liabilities—Supplier Finance Programs – In September 2022, the FASB issued guidance that requires buyers in a supplier finance program to disclose sufficient information about the program to allow investors to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. These disclosures would include the key terms of the program, as well as the obligation amount that the buyer has confirmed as valid to the third party that is outstanding at the end of the reporting period, a rollforward of that amount, and a description of where that amount is presented in the balance sheet. This amendment is effective in 2023, except for the amendment on rollforward information which is effective in 2024, with early adoption permitted. This guidance should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. We are currently evaluating the impact that the adoption of this new guidance will have on our Financial Statements and will add necessary disclosures upon adoption.

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
Fees and expenses related to the Firehouse Acquisition and related financings totaled approximately $1 million during the nine months ended September 30, 2022, consisting of professional fees and compensation related expenses which are classified as general and administrative expenses in the accompanying condensed consolidated statements of operations.
During the nine months ended September 30, 2022, we adjusted our preliminary estimate of the fair value of net assets acquired. The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

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

The results of operations of Firehouse Subs have been included in our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022. The Firehouse Acquisition is not material to our unaudited condensed consolidated financial statements, and therefore, supplemental pro forma financial information for 2021 related to the acquisition is not included herein.

Note 5. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease income - operating leases
Minimum lease payments	$100	$113	$314	$343
Variable lease payments	112	91	291	241
Amortization of favorable and unfavorable income lease contracts, net	—	1	1	3
Subtotal - lease income from operating leases	212	205	606	587
Earned income on direct financing and sales-type leases	2	1	5	4
Total property revenues	$214	$206	$611	$591
Note 6. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2021 and September 30, 2022 (in millions):

Contract Liabilities	TH	BK	PLK	FHS	Consolidated
Balance at December 31, 2021	$65	$410	$56	$—	$531
Effect of business combination	—	—	—	8	8
Recognized during period and included in the contract liability balance at the beginning of the year	(8)	(29)	(4)	(1)	(42)
Increase, excluding amounts recognized as revenue during the period	9	23	11	1	44
Impact of foreign currency translation	(3)	(24)	—	—	(27)
Balance at September 30, 2022	$63	$380	$63	$8	$514

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022 (in millions):

Contract liabilities expected to be recognized in	TH	BK	PLK	FHS	Consolidated
Remainder of 2022	$3	$9	$1	$—	$13
2023	10	33	4	2	49
2024	9	32	4	1	46
2025	8	31	4	1	44
2026	7	30	4	1	42
Thereafter	26	245	46	3	320
Total	$63	$380	$63	$8	$514
Disaggregation of Total Revenues
Total revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$759	$621	$2,076	$1,718
Royalties	451	414	1,292	1,149
Property revenues	214	206	611	591
Franchise fees and other revenue	33	15	86	55
Advertising revenues and other services	269	239	751	680
Total revenues	$1,726	$1,495	$4,816	$4,193
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

The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$360	$221	$779	$659
Net income allocated to Partnership exchangeable unitholders	169	107	364	329
Net income attributable to common unitholders	$529	$328	$1,143	$988

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202	202
Weighted average Partnership exchangeable units	143	151	144	154

Earnings per unit - basic and diluted:
Class A common units (a)	$1.78	$1.09	$3.86	$3.26
Partnership exchangeable units (a)	$1.18	$0.71	$2.53	$2.14
(a) Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 8. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$705	$(298)	$407	$722	$(290)	$432
Favorable leases	90	(56)	34	104	(63)	41
Subtotal	795	(354)	441	826	(353)	473
Indefinite-lived intangible assets:
Tim Hortons brand	$6,182	$—	$6,182	$6,695	$—	$6,695
Burger King brand	2,037	—	2,037	2,126	—	2,126
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	768	—	768
Subtotal	10,390	—	10,390	10,944	—	10,944
Intangible assets, net			$10,831			$11,417

Goodwill
Tim Hortons segment	$3,991			$4,306
Burger King segment	576			601
Popeyes segment	846			846
Firehouse Subs segment	192			253
Total	$5,605			$6,006
Amortization expense on intangible assets totaled $9 million and $10 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense on intangible assets totaled $29 million and $31 million for the nine months ended September 30, 2022 and 2021, respectively. The change in the franchise agreements, brands and goodwill balances during the nine months ended September 30, 2022 was due to the impact of foreign currency translation and the impact of adjustments to the preliminary allocation of consideration to the net tangible and intangible assets acquired in the Firehouse Acquisition.
Note 9. Equity Method Investments
The aggregate carrying amounts of our equity method investments were $179 million and $194 million as of September 30, 2022 and December 31, 2021, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15% equity interest in Carrols Restaurant Group, Inc. based on the quoted market price on September 30, 2022 was approximately $15 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on September 30, 2022 was approximately $33 million. The aggregate market value of our 8% equity interest in TH International Limited based on the quoted market price on September 30, 2022 was approximately $71 million. We have evaluated recent declines in the market value of these equity method investments and concluded they are not other than temporary and as such no impairments have been recognized in the current period.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Sales, franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from affiliates:
Royalties	$92	$111	$266	$254
Advertising revenues and other services	20	22	54	50
Property revenues	8	8	23	24
Franchise fees and other revenue	3	4	12	12
Sales	4	2	12	7
Total	$127	$147	$367	$347
At September 30, 2022 and December 31, 2021, we had $41 million and $48 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $5 million and $3 million during the three months ended September 30, 2022 and 2021, respectively. Distributions received from this joint venture were $10 million and $9 million during the nine months ended September 30, 2022 and 2021, respectively.
Associated with the TIMWEN Partnership, we recognized $5 million of rent expense during the three months ended September 30, 2022 and 2021, and recognized $14 million and $13 million of rent expense during the nine months ended September 30, 2022 and 2021, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity investees.

Note 10. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	September 30, 2022	December 31, 2021
Current:
Distribution payable	$243	$241
Interest payable	96	63
Accrued compensation and benefits	90	99
Taxes payable	150	106
Deferred income	57	48
Accrued advertising expenses	45	43
Restructuring and other provisions	20	90
Current portion of operating lease liabilities	134	140
Other	124	117
Other accrued liabilities	$959	$947
Noncurrent:
Taxes payable	$360	$533
Contract liabilities	514	531
Derivatives liabilities	—	575
Unfavorable leases	52	65
Accrued pension	46	47
Deferred income	45	37
Other	27	34
Other liabilities, net	$1,044	$1,822
Note 11. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	September 30, 2022	December 31, 2021
Term Loan B	$5,203	$5,243
Term Loan A	1,250	1,250
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	154	173
Less: unamortized deferred financing costs and deferred issue discount	(118)	(138)
Total debt, net	12,939	12,978
Less: current maturities of debt	(86)	(62)
Total long-term debt	$12,853	$12,916

Revolving Credit Facility
As of September 30, 2022, we had no amounts outstanding under our senior secured revolving credit facility (the “Revolving Credit Facility”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases or repurchases of Class B exchangeable limited partnership units, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of September 30, 2022, we had approximately C$205 million outstanding under the TH Facility with a weighted average interest rate of 5.10%.
RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of 1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of September 30, 2022, we had approximately $2 million outstanding under the RE Facility with a weighted average interest rate of 4.05%.
Restrictions and Covenants
As of September 30, 2022, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, the RE Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	September 30, 2022	December 31, 2021
Fair value of our variable term debt and senior notes	$11,568	$12,851
Principal carrying amount of our variable term debt and senior notes	12,903	12,943
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Debt (a)	$124	$117	$357	$345
Finance lease obligations	4	5	14	15
Amortization of deferred financing costs and debt issuance discount	7	7	21	20
Interest income	(2)	(1)	(3)	(2)
Interest expense, net	$133	$128	$389	$378

(a)Amount includes $17 million and $11 million benefit during the three months ended September 30, 2022 and 2021, respectively, and $40 million and $34 million benefit during the nine months ended September 30, 2022 and 2021, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 14, Derivatives.
Note 12. Income Taxes
Our effective tax rate was (23.8)% and 1.5% for the three and nine months ended September 30, 2022, respectively. The effective tax rate during these periods included a net decrease in tax reserves of $171 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 39.9% and 14.7% for the three and nine months ended September 30, 2022, respectively. The effective tax rate during these periods also reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”) which contains provisions effective January 1, 2023, including a 15% corporate alternative minimum tax based on adjusted financial statement income. While we do not currently expect the IRA to have a material impact on our Financial Statements, we will continue to evaluate its effect as further guidance becomes available.
Note 13. Equity
During the nine months ended September 30, 2022, Partnership exchanged 1,694,859 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares were accounted for as capital contributions by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partners’ capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partners’ capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership, if any, and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Distribution to RBI to Repurchase RBI Common Shares
During the nine months ended September 30, 2022, Partnership distributed to RBI $326 million to repurchase RBI common shares.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$196	$(30)	$(1,190)	$(1,024)
Foreign currency translation adjustment	—	—	(1,015)	(1,015)
Net change in fair value of derivatives, net of tax	969	—	—	969
Amounts reclassified to earnings of cash flow hedges, net of tax	42	—	—	42
Gain (loss) recognized on other, net of tax	—	3	—	3
Balance at September 30, 2022	$1,207	$(27)	$(2,205)	$(1,025)

Note 14. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At September 30, 2022, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at September 30, 2022, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings. The net amount of pre-tax gains in connection with these net unrealized gains in AOCI as of September 30, 2022 that we expect to be reclassified into interest expense within the next 12 months is $69 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At September 30, 2022, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At September 30, 2022, we had U.S. dollar notional amount of $5,000 million outstanding cross-currency rate swaps to partially hedge the net investment in our Canadian subsidiaries (the “CAD swaps”). We have contracts to exchange quarterly fixed-rate interest payments we make on the Canadian dollar notional amount of C$6,754 million for quarterly fixed-rate interest payments we receive on the U.S. dollar notional amount of $5,000 million through the maturity date of June 30, 2023, of which only $2,500 million of notional amount are designated as a hedge and are accounted for as net investment hedges as of September 30, 2022. We also entered into contracts in September 2022 in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $2,500 million through the maturity date of September 30, 2028, all of which have been designated as a hedge and are accounted for as net investment hedges as of September 30, 2022.
In October 2022, we entered into new cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate notional amount of $2,500 million through the maturity date of September 30, 2028. At inception, these cross-currency rate swaps were designated as hedges and are accounted for as net investment hedges. At all times, we have had $5,000 million of notional amount designated as hedges.
In connection with our CAD swaps entered during September 2022 and October 2022, we de-designated existing hedges of $2,500 million of notional amount in September 2022 and de-designated the remaining $2,500 million of notional amount in October 2022 for hedge accounting. As a result of these de-designations, changes in fair value of these un-designated hedges will be recognized in earnings through the maturity date of June 30, 2023. Concurrently with these de-designations and to offset the changes in fair value recognized in earnings, we entered into off-setting cross-currency rate swaps, with a total notional amount of $5,000 million and a maturity date of June 30, 2023, that were not designated as a hedge for hedge accounting and as such changes in fair value are recognized in earnings. The balances in AOCI associated with the de-designated $2,500 million CAD swaps in September 2022 and the de-designated $2,500 million CAD swaps in October 2022 will remain in AOCI and will only be reclassified into earnings if and when the net investment in our Canadian subsidiaries is sold or substantially sold.

At September 30, 2022, the fair values of the CAD swaps that were de-designated in September 2022 and October 2022 were included within Prepaids and other current assets and the fair value of the off-setting cross-currency rate swaps was included within Other accrued liabilities as all of these instruments were cash settled in October 2022 for approximately $35 million in net proceeds.
At September 30, 2022, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at September 30, 2022, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024 and $150 million, entered during 2021, through the maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At September 30, 2022, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $202 million with maturities to November 2023. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$191	$15	$521	$100
Forward-currency contracts	$14	$2	$18	$—
Derivatives designated as net investment hedges
Cross-currency rate swaps	$471	$174	$675	$91
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(8)	$(31)	$(60)	$(92)
Forward-currency contracts	Cost of sales	$1	$(2)	$3	$(6)

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$17	$11	$40	$34

	Fair Value as of
	September 30, 2022	December 31, 2021	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$314	$—	Other assets, net
Foreign currency	16	2	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	261	23	Other assets, net
Foreign currency	56	$—	Prepaids and other current assets
Derivatives not designated as hedging instruments
Foreign currency	56	—	Prepaids and other current assets
Total assets at fair value	$703	$25

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$—	$220	Other liabilities, net
Derivatives designated as net investment hedges
Foreign currency	—	355	Other liabilities, net
Derivatives not designated as hedging instruments
Foreign currency	30	—	Other accrued liabilities
Total liabilities at fair value	$30	$575

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$1	$2	$2	$1
Litigation settlements (gains) and reserves, net	—	4	3	7
Net losses (gains) on foreign exchange	(30)	(23)	(82)	(58)
Other, net	2	1	9	—
Other operating expenses (income), net	$(27)	$(16)	$(68)	$(50)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities, primarily those denominated in Euros and Canadian dollars.

Note 16. Commitments and Contingencies
Litigation
From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Corporation (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Muster, individually and on behalf of all others similarly situated. These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. On April 27, 2020, BKC filed a motion opposing the motion for leave to amend. The court denied the plaintiffs motion for leave to amend their complaint in August 2020 and the plaintiffs appealed this ruling. In August 2022, the federal appellate court reversed the lower court's decision to dismiss the case and remanded the case to the lower court for further proceedings. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
On June 30, 2020, a class action complaint was filed against RBI, Partnership and The TDL Group Corp. in the Quebec Superior Court by Steve Holcman, individually and on behalf of all Quebec residents who downloaded the Tim Hortons mobile application. On July 2, 2020, a Notice of Action related to a second class action complaint was filed against RBI, in the Ontario Superior Court by Ashley Sitko and Ashley Cadeau, individually and on behalf of all Canadian residents who downloaded the Tim Hortons mobile application. On August 31, 2020, a notice of claim was filed against RBI in the Supreme Court of British Columbia by Wai Lam Jacky Law on behalf of all persons in Canada who downloaded the Tim Hortons mobile application or the Burger King mobile application. On September 30, 2020, a notice of action was filed against RBI, Partnership, The TDL Group Corp., BKW and Popeyes Louisiana Kitchen, Inc. in the Ontario Superior Court of Justice by William Jung on behalf of a to be determined class. All of the complaints allege that the defendants violated the plaintiff’s privacy rights, the Personal Information Protection and Electronic Documents Act, consumer protection and competition laws or app-based undertakings to users, in each case in connection with the collection of geolocation data through the Tim Hortons mobile application, and in certain cases, the Burger King and Popeyes mobile applications. Each plaintiff seeks injunctive relief and monetary damages for himself or herself and other members of the class. The parties have reached a national settlement of all cases, subject to court approval, pursuant to which The TDL Group Corp. will provide each member of the class one hot beverage and one baked good and will pay plaintiffs legal fees, in an amount which we believe will be immaterial. On September 22, 2022, the Quebec Court issued a judgment approving the settlement in the Holcman case. The British Columbia Courts have dismissed the Law case and the settlement will be effective upon the Ontario Courts dismissing or permanently staying the Sitko and Jung actions.

On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of RBI, individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of its officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021 and RBI filed a reply in May 2021. The motion to dismiss was heard in April 2022 and the motion to dismiss was denied in May 2022. On June 6, 2022, we filed an answer to the complaint and on July 8, 2022, we filed an appeal of the denial of the motion to dismiss. Oral arguments were heard on the appeal in September 2022 and the parties await a ruling on the appeal. We intend to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
In April 2022, BKC was served with two separate purported class action complaints relating to per- and polyfluoroalkyl (“PFAS”) in packaging. Hussain vs. BKC was filed on April 13, 2022 in the U.S. District Court for the Northern District of California, and Cooper v. BKC was filed on April 14, 2022 in the U.S. District Court for the Southern District of Florida. Both complaints allege that certain food products sold by BKC are not safe for human consumption due to the packaging containing allegedly unsafe PFAS and that consumers were misled by the labelling, marketing and packaging claims asserted by BKC regarding the safety and sustainability of the packaging and are seeking compensatory, statutory and punitive damages, injunctive relief, corrective action, and attorneys’ fees. Hussain voluntarily dismissed the case on August 22, 2022. In June 2022, Cooper voluntarily dismissed the case and then refiled their complaint in state court only on behalf of Florida consumers. We filed a motion to dismiss on October 17, 2022. While we currently believe this claim is without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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

The following tables present revenues, by segment and by country (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by operating segment:
TH	$1,033	$885	$2,830	$2,426
BK	491	467	1,407	1,333
PLK	164	143	477	434
FHS	38	—	102	—
Total revenues	$1,726	$1,495	$4,816	$4,193

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by country (a):
Canada	$940	$808	$2,565	$2,200
United States	587	500	1,679	1,493
Other	199	187	572	500
Total revenues	$1,726	$1,495	$4,816	$4,193

(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the Firehouse Acquisition consisting of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (ii) costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives (“Corporate restructuring and tax advisory fees”).

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment income:
TH	$305	$278	$810	$738
BK	262	272	761	755
PLK	62	57	179	171
FHS	13	—	40	—
Adjusted EBITDA	642	607	1,790	1,664
Share-based compensation and non-cash incentive compensation expense	34	25	93	71
FHS Transaction costs	3	—	8	—
Corporate restructuring and tax advisory fees	12	4	21	8
Impact of equity method investments (a)	13	11	41	22
Other operating expenses (income), net	(27)	(16)	(68)	(50)
EBITDA	607	583	1,695	1,613
Depreciation and amortization	46	50	143	150
Income from operations	561	533	1,552	1,463
Interest expense, net	133	128	389	378
Loss on early extinguishment of debt	—	11	—	11
Income tax expense (benefit)	(102)	65	17	83
Net income	$530	$329	$1,146	$991
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of September 30, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$946	$—	$—	$946
Accounts and notes receivable, net	598	—	—	598
Inventories, net	129	—	—	129
Prepaids and other current assets	251	—	—	251
Total current assets	1,924	—	—	1,924
Property and equipment, net	1,913	—	—	1,913
Operating lease assets, net	1,056	—	—	1,056
Intangible assets, net	10,831	—	—	10,831
Goodwill	5,605	—	—	5,605
Net investment in property leased to franchisees	83	—	—	83
Intercompany receivable	—	243	(243)	—
Investment in subsidiaries	—	4,039	(4,039)	—
Other assets, net	1,145	—	—	1,145
Total assets	$22,557	$4,282	$(4,282)	$22,557
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$696	$—	$—	$696
Other accrued liabilities	716	243	—	959
Gift card liability	148	—	—	148
Current portion of long-term debt and finance leases	117	—	—	117
Total current liabilities	1,677	243	—	1,920
Long-term debt, net of current portion	12,853	—	—	12,853
Finance leases, net of current portion	310	—	—	310
Operating lease liabilities, net of current portion	1,003	—	—	1,003
Other liabilities, net	1,044	—	—	1,044
Payables to affiliates	243	—	(243)	—
Deferred income taxes, net	1,388	—	—	1,388
Total liabilities	18,518	243	(243)	18,518
Partners’ capital:
Class A common units	—	8,570	—	8,570
Partnership exchangeable units	—	(3,508)	—	(3,508)
Common shares	2,410	—	(2,410)	—
Retained earnings	2,652	—	(2,652)	—
Accumulated other comprehensive income (loss)	(1,025)	(1,025)	1,025	(1,025)
Total Partners' capital/shareholders' equity	4,037	4,037	(4,037)	4,037
Noncontrolling interests	2	2	(2)	2
Total equity	4,039	4,039	(4,039)	4,039
Total liabilities and equity	$22,557	$4,282	$(4,282)	$22,557

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended September 30, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$759	$—	$—	$759
Franchise and property revenues	698	—	—	698
Advertising revenues and other services	269	—	—	269
Total revenues	1,726	—	—	1,726
Operating costs and expenses:
Cost of sales	615	—	—	615
Franchise and property expenses	137	—	—	137
Advertising expenses and other services	276	—	—	276
General and administrative expenses	156	—	—	156
(Income) loss from equity method investments	8	—	—	8
Other operating expenses (income), net	(27)	—	—	(27)
Total operating costs and expenses	1,165	—	—	1,165
Income from operations	561	—	—	561
Interest expense, net	133	—	—	133
Income before income taxes	428	—	—	428
Income tax expense (benefit)	(102)	—	—	(102)
Net income	530	—	—	530
Equity in earnings of consolidated subsidiaries	—	530	(530)	—
Net income (loss)	530	530	(530)	530
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$529	$529	$(529)	$529
Comprehensive income (loss)	$343	$343	$(343)	$343

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Nine Months Ended September 30, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,076	$—	$—	$2,076
Franchise and property revenues	1,989	—	—	1,989
Advertising revenues and other services	751	—	—	751
Total revenues	4,816	—	—	4,816
Operating costs and expenses:
Cost of sales	1,693	—	—	1,693
Franchise and property expenses	392	—	—	392
Advertising expenses and other services	782	—	—	782
General and administrative expenses	435	—	—	435
(Income) loss from equity method investments	30	—	—	30
Other operating expenses (income), net	(68)	—	—	(68)
Total operating costs and expenses	3,264	—	—	3,264
Income from operations	1,552	—	—	1,552
Interest expense, net	389	—	—	389
Income before income taxes	1,163	—	—	1,163
Income tax expense (benefit)	17	—	—	17
Net income	1,146	—	—	1,146
Equity in earnings of consolidated subsidiaries	—	1,146	(1,146)	—
Net income (loss)	1,146	1,146	(1,146)	1,146
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$1,143	$1,143	$(1,143)	$1,143
Comprehensive income (loss)	$1,145	$1,145	$(1,145)	$1,145

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended September 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$621	$—	$—	$621
Franchise and property revenues	635	—	—	635
Advertising revenues and other services	239	—	—	239
Total revenues	1,495	—	—	1,495
Operating costs and expenses:
Cost of sales	490	—	—	490
Franchise and property expenses	121	—	—	121
Advertising expenses and other services	245	—	—	245
General and administrative expenses	115	—	—	115
(Income) loss from equity method investments	7	—	—	7
Other operating expenses (income), net	(16)	—	—	(16)
Total operating costs and expenses	962	—	—	962
Income from operations	533	—	—	533
Interest expense, net	128	—	—	128
Loss on early extinguishment of debt	11	—	—	11
Income before income taxes	394	—	—	394
Income tax expense (benefit)	65	—	—	65
Net income	329	—	—	329
Equity in earnings of consolidated subsidiaries	—	329	(329)	—
Net income (loss)	329	329	(329)	329
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$328	$328	$(328)	$328
Comprehensive income (loss)	$252	$252	$(252)	$252

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Nine Months Ended September 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$1,718	$—	$—	$1,718
Franchise and property revenues	1,795	—	—	1,795
Advertising revenues and other services	680			680
Total revenues	4,193	—	—	4,193
Operating costs and expenses:
Cost of sales	1,358	—	—	1,358
Franchise and property expenses	358	—	—	358
Advertising expenses and other services	725	—	—	725
General and administrative expenses	327	—	—	327
(Income) loss from equity method investments	12	—	—	12
Other operating expenses (income), net	(50)	—	—	(50)
Total operating costs and expenses	2,730	—	—	2,730
Income from operations	1,463	—	—	1,463
Interest expense, net	378	—	—	378
Loss on early extinguishment of debt	11	—	—	11
Income before income taxes	1,074	—	—	1,074
Income tax expense (benefit)	83	—	—	83
Net income	991	—	—	991
Equity in earnings of consolidated subsidiaries	—	991	(991)	—
Net income (loss)	991	991	(991)	991
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$988	$988	$(988)	$988
Comprehensive income (loss)	$1,177	$1,177	$(1,177)	$1,177

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Nine months ended September 30, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,146	$1,146	$(1,146)	$1,146
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,146)	1,146	—
Depreciation and amortization	143	—	—	143
Amortization of deferred financing costs and debt issuance discount	21	—	—	21
(Income) loss from equity method investments	30	—	—	30
(Gain) loss on remeasurement of foreign denominated transactions	(82)	—	—	(82)
Net (gains) losses on derivatives	17	—	—	17
Share-based compensation and non-cash incentive compensation expense	93	—	—	93
Deferred income taxes	(29)	—	—	(29)
Other	8	—	—	8
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(93)	—	—	(93)
Inventories and prepaids and other current assets	(67)	—	—	(67)
Accounts and drafts payable	113	—	—	113
Other accrued liabilities and gift card liability	(74)	—	—	(74)
Tenant inducements paid to franchisees	(13)	—	—	(13)
Other long-term assets and liabilities	(146)	—	—	(146)
Net cash provided by operating activities	1,067	—	—	1,067
Cash flows from investing activities:
Payments for property and equipment	(52)	—	—	(52)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	11	—	—	11
Net payments in connection with purchase of Firehouse Subs	(12)	—	—	(12)
Settlement/sale of derivatives, net	22	—	—	22
Other investing activities, net	(35)	—	—	(35)
Net cash (used for) provided by investing activities	(66)	—	—	(66)
Cash flows from financing activities:
Proceeds from long-term debt	2	—	—	2
Repayments of long-term debt and finance leases	(71)	—	—	(71)
Distributions on Class A common and Partnership exchangeable units	—	(728)	—	(728)
Distribution to RBI for repurchase of RBI common shares	—	(326)	—	(326)
Capital contribution from RBI	7	—	—	7
Distributions from subsidiaries	(1,054)	1,054	—	—
(Payments) proceeds from derivatives	8	—	—	8
Other financing activities, net	(3)	—	—	(3)
Net cash (used for) provided by financing activities	(1,111)	—	—	(1,111)
Effect of exchange rates on cash and cash equivalents	(31)	—	—	(31)
Increase (decrease) in cash and cash equivalents	(141)	—	—	(141)
Cash and cash equivalents at beginning of period	1,087	—	—	1,087
Cash and cash equivalents at end of period	$946	$—	$—	$946

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Nine Months Ended September 30, 2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$991	$991	$(991)	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(991)	991	—
Depreciation and amortization	150	—	—	150
Premiums paid and non-cash loss on extinguishment of debt	11	—	—	11
Amortization of deferred financing costs and debt issuance discount	20	—	—	20
(Income) loss from equity method investments	12	—	—	12
(Gain) loss on remeasurement of foreign denominated transactions	(58)	—	—	(58)
Net (gains) losses on derivatives	65	—	—	65
Share-based compensation and non-cash incentive compensation expense	71	—	—	71
Deferred income taxes	35	—	—	35
Other	(14)	—	—	(14)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	11	—	—	11
Inventories and prepaids and other current assets	(3)	—	—	(3)
Accounts and drafts payable	129	—	—	129
Other accrued liabilities and gift card liability	(87)	—	—	(87)
Tenant inducements paid to franchisees	(5)	—	—	(5)
Other long-term assets and liabilities	(73)	—	—	(73)
Net cash provided by operating activities	1,255	—	—	1,255
Cash flows from investing activities:
Payments for property and equipment	(70)	—	—	(70)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	14	—	—	14
Settlement/sale of derivatives, net	2	—	—	2
Other investing activities, net	(15)	—	—	(15)
Net cash (used for) provided by investing activities	(69)	—	—	(69)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	802	—	—	802
Repayments of long-term debt and finance leases	(865)	—	—	(865)
Payment of financing costs	(7)	—	—	(7)
Distributions on Class A common and Partnership exchangeable units	—	(730)	—	(730)
Distribution to RBI for repurchase of RBI common shares	—	(182)	—	(182)
Capital contribution from RBI	60	—	—	60
Distributions from subsidiaries	(912)	912	—	—
(Payments) proceeds from derivatives	(45)	—	—	(45)
Other financing activities, net	(3)	—	—	(3)
Net cash (used for) provided by financing activities	(970)	—	—	(970)
Effect of exchange rates on cash and cash equivalents	(3)	—	—	(3)
Increase (decrease) in cash and cash equivalents	213	—	—	213
Cash and cash equivalents at beginning of period	1,560	—	—	1,560
Cash and cash equivalents at end of period	$1,773	$—	$—	$1,773

Note 19. Subsequent Events
Cash Distributions/Dividends
On October 5, 2022, RBI paid a cash dividend of $0.54 per RBI common share to common shareholders of record on September 21, 2022. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per exchangeable unit to holders of record on September 21, 2022.
Subsequent to September 30, 2022, the RBI board of directors declared a cash dividend of $0.54 per RBI common share, which will be paid on January 4, 2023 to RBI common shareholders of record on December 21, 2022. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
Derivatives
We executed various derivative transactions during October 2022 as detailed in Note 14 – Derivative Instruments.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $35 billion in annual system-wide sales and over 29,000 restaurants in more than 100 countries as of September 30, 2022. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics	2022	2021	2022	2021
System-wide sales growth
TH	13.4%	11.1%	14.2%	12.0%
BK	14.5%	12.3%	15.2%	16.0%
PLK	12.3%	4.4%	8.8%	7.3%
Consolidated (a)	14.0%	10.8%	14.0%	13.8%
FHS (b)	3.8%	19.3%	4.4%	27.6%
System-wide sales (in US$ millions)
TH	$1,945	$1,774	$5,339	$4,790
BK	$6,668	$6,212	$18,930	$17,268
PLK	$1,532	$1,392	$4,418	$4,122
FHS	$289	$—	$853	$—
Consolidated (a)	$10,434	$9,378	$29,540	$26,180
FHS (b)	$—	$278	$—	$818
Comparable sales
TH	9.8%	8.9%	10.2%	10.7%
BK	10.3%	7.9%	10.2%	8.5%
PLK	3.1%	(2.4)%	0.5%	(0.5)%
Consolidated (a)	9.1%	6.5%	8.7%	7.4%
FHS (b)	0.0%	14.9%	0.8%	23.1%

			As of September 30,
			2022	2021
Net restaurant growth
TH			5.2%	4.1%
BK			2.5%	1.3%
PLK			8.9%	5.5%
Consolidated (a)			3.9%	2.4%
FHS (b)			2.5%	2.0%
Restaurant count
TH			5,405	5,137
BK			19,401	18,923
PLK			3,928	3,607
FHS			1,234	—
Consolidated			29,968	27,667
FHS (b)			—	1,204

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
Below are the RBI consolidated and BK segment operational highlights excluding the results from Russia for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metrics (excluding Russia)	2022	2021	2022	2021
System-wide sales growth
BK	13.6%	11.7%	14.3%	15.2%
Consolidated (a)	13.4%	10.4%	13.4%	13.3%
System-wide sales (in US$ millions)
BK	$6,346	$6,017	$18,127	$16,730
Consolidated (a)	$10,112	$9,182	$28,737	$25,642
Comparable sales
BK	9.6%	7.4%	9.4%	7.9%
Consolidated (a)	8.6%	6.1%	8.1%	7.0%

			As of September 30,
			2022	2021
Net restaurant growth
BK			2.5%	1.3%
Consolidated (a)			3.9%	2.4%
Restaurant count
BK			18,581	18,131
Consolidated			29,148	26,875
(a)Consolidated system-wide sales growth, consolidated net restaurant growth and consolidated comparable sales do not include the results of Firehouse Subs for all of the periods presented. Consolidated system-wide sales do not include the results of Firehouse Subs for 2021.
COVID-19 and Macro Economic Environment
The global crisis resulting from the spread of coronavirus (“COVID-19”) impacted our global restaurant operations for the three and nine months ended September 30, 2022 and 2021, though in 2022 the impact was more modest than in the prior year. During the three and nine months ended September 30, 2022 and 2021, substantially all restaurants remained open, some with limited operations, such as drive-thru, takeout and delivery (where applicable), reduced, if any, dine-in capacity, and/or restrictions on hours of operation. Certain markets periodically required temporary closures while implementing government mandated lockdown orders. For example, while most regions have eased restrictions, increases in cases and new variants caused certain markets, including China, to re-impose temporary restrictions as a result of government mandates. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation. COVID-19 has also contributed to labor challenges, which in some regions resulted in reduced operating hours and service modes at select restaurants as well as supply chain pressures.

In addition, during 2022, there have been increases in commodity, labor, and energy costs partially due to the macroeconomic impact of both COVID-19 and the War in Ukraine. Further significant increases in inflation could affect the global, Canadian and U.S. economies, resulting in foreign exchange pressures and rising interest rates which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)			2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$759	$621	$138	$(19)	$157	$2,076	$1,718	$358	$(38)	$396
Franchise and property revenues	698	635	63	(26)	89	1,989	1,795	194	(54)	248
Advertising revenues and other services	269	239	30	(3)	33	751	680	71	(6)	77
Total revenues	1,726	1,495	231	(48)	279	4,816	4,193	623	(98)	721
Operating costs and expenses:
Cost of sales	615	490	(125)	15	(140)	1,693	1,358	(335)	30	(365)
Franchise and property expenses	137	121	(16)	3	(19)	392	358	(34)	6	(40)
Advertising expenses and other services	276	245	(31)	4	(35)	782	725	(57)	7	(64)
General and administrative expenses	156	115	(41)	3	(44)	435	327	(108)	7	(115)
(Income) loss from equity method investments	8	7	(1)	—	(1)	30	12	(18)	—	(18)
Other operating expenses (income), net	(27)	(16)	11	(4)	15	(68)	(50)	18	(6)	24
Total operating costs and expenses	1,165	962	(203)	21	(224)	3,264	2,730	(534)	44	(578)
Income from operations	561	533	28	(27)	55	1,552	1,463	89	(54)	143
Interest expense, net	133	128	(5)	—	(5)	389	378	(11)	—	(11)
Loss on early extinguishment of debt	—	11	11	—	11	—	11	11	—	11
Income before income taxes	428	394	34	(27)	61	1,163	1,074	89	(54)	143
Income tax expense (benefit)	(102)	65	167	—	167	17	83	66	2	64
Net income	$530	$329	$201	$(27)	$228	$1,146	$991	$155	$(52)	$207
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)			2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$710	$592	$118	$(19)	$137	$1,937	$1,621	$316	$(38)	$354
Franchise and property revenues	250	230	20	(7)	27	694	639	55	(15)	70
Advertising revenues and other services	73	63	10	(2)	12	199	166	33	(4)	37
Total revenues	1,033	885	148	(28)	176	2,830	2,426	404	(57)	461
Cost of sales	568	462	(106)	15	(121)	1,558	1,266	(292)	30	(322)
Franchise and property expenses	87	84	(3)	3	(6)	252	251	(1)	6	(7)
Advertising expenses and other services	73	68	(5)	3	(8)	211	198	(13)	5	(18)
Segment G&A	31	27	(4)	—	(4)	92	77	(15)	1	(16)
Segment depreciation and amortization (b)	26	31	5	1	4	83	94	11	2	9
Segment income (c)	305	278	27	(9)	36	810	738	72	(18)	90
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses and other services.
(c)TH segment income includes $5 million and $3 million of cash distributions received from equity method investments for the three months ended September 30, 2022 and 2021, respectively. TH segment income includes $11 million and $9 million of cash distributions received from equity method investments for the nine months ended September 30, 2022 and 2021, respectively.

BK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)			2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$19	$16	$3	$—	$3	$52	$49	$3	$—	$3
Franchise and property revenues	349	333	16	(18)	34	1,002	944	58	(37)	95
Advertising revenues and other services	123	118	5	(1)	6	353	340	13	(2)	15
Total revenues	491	467	24	(19)	43	1,407	1,333	74	(39)	113
Cost of sales	19	16	(3)	—	(3)	55	49	(6)	—	(6)
Franchise and property expenses	46	34	(12)	—	(12)	125	100	(25)	—	(25)
Advertising expenses and other services	130	118	(12)	1	(13)	372	351	(21)	2	(23)
Segment G&A	45	38	(7)	1	(8)	130	114	(16)	3	(19)
Segment depreciation and amortization (b)	11	12	1	1	—	35	36	1	1	—
Segment income	262	272	(10)	(16)	6	761	755	6	(34)	40

PLK Segment	Three Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Nine Months Ended September 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2022	2021	Favorable / (Unfavorable)			2022	2021	Favorable / (Unfavorable)
Revenues:
Sales	$21	$13	$8	$—	$8	$58	$48	$10	$—	$10
Franchise and property revenues	78	72	6	(1)	7	230	212	18	(2)	20
Advertising revenues and other services	65	58	7	—	7	189	174	15	—	15
Total revenues	164	143	21	(1)	22	477	434	43	(2)	45
Cost of sales	19	12	(7)	—	(7)	54	43	(11)	—	(11)
Franchise and property expenses	2	3	1	—	1	9	7	(2)	—	(2)
Advertising expenses and other services	66	59	(7)	—	(7)	191	176	(15)	—	(15)
Segment G&A	16	15	(1)	—	(1)	48	42	(6)	—	(6)
Segment depreciation and amortization (b)	2	1	(1)	—	(1)	5	5	—	—	—
Segment income	62	57	5	(1)	6	179	171	8	(2)	10

FHS Segment	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues:
Sales	$9	$29
Franchise and property revenues	21	63
Advertising revenues and other services	8	10
Total revenues	38	102
Cost of sales	9	26
Franchise and property expenses	2	6
Advertising expenses and other services	7	8
Segment G&A	9	25
Segment depreciation and amortization (b)	1	2
Segment income	13	40

Comparable Sales
TH comparable sales were 9.8% during the three months ended September 30, 2022, including Canada comparable sales of 11.1%. TH comparable sales were 10.2% during the nine months ended September 30, 2022, including Canada comparable sales of 11.9%.
BK comparable sales were 10.3% during the three months ended September 30, 2022, including rest of the world comparable sales of 15.2% and U.S. comparable sales of 4.0%. BK comparable sales were 10.2% during the nine months ended September 30, 2022, including rest of the world comparable sales of 17.7% and U.S. comparable sales of 1.3%.
PLK comparable sales were 3.1% during the three months ended September 30, 2022, including U.S. comparable sales of 1.3%. PLK comparable sales were 0.5% during the nine months ended September 30, 2022, including U.S. comparable sales of (1.1)%.
FHS comparable sales were flat during the three months ended September 30, 2022, including U.S. comparable sales of 0.3%. FHS comparable sales were 0.8% during the nine months ended September 30, 2022, including U.S. comparable sales of 1.1%.
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
During the three months ended September 30, 2022, the increase in sales was driven by an increase of $137 million in our TH segment, the inclusion of FHS of $9 million, an increase of $8 million in our PLK segment, and an increase of $3 million in our BK segment, partially offset by an unfavorable FX Impact of $19 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees and an increase in sales to retailers.
During the nine months ended September 30, 2022, the increase in sales was driven by an increase of $354 million in our TH segment, the inclusion of FHS of $29 million, an increase of $10 million in our PLK segment, and an increase of $3 million in our BK segment, partially offset by an unfavorable FX Impact of $38 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees and an increase in sales to retailers.
During the three months ended September 30, 2022, the increase in cost of sales was driven by an increase of $121 million in our TH segment, the inclusion of FHS of $9 million, an increase of $7 million in our PLK segment, and an increase of $3 million in our BK segment, partially offset by a favorable FX Impact of $15 million. The increase in our TH segment was primarily driven by an increase in supply chain sales, increases in commodity prices and an increase in sales to retailers.
During the nine months ended September 30, 2022, the increase in cost of sales was driven by an increase of $322 million in our TH segment, the inclusion of FHS of $26 million, an increase of $11 million in our PLK segment, and an increase of $6 million in our BK segment, partially offset by a favorable FX Impact of $30 million. The increase in our TH segment was primarily driven by an increase in supply chain sales, increases in commodity prices and an increase in sales to retailers.

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
During the three months ended September 30, 2022, the increase in franchise and property revenues was driven by an increase of $34 million in our BK segment, an increase of $27 million in our TH segment, the inclusion of FHS of $21 million, and an increase of $7 million in our PLK segment, partially offset by an unfavorable FX Impact of $26 million. The increases were primarily driven by increases in royalties in our BK, TH and PLK segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the nine months ended September 30, 2022, the increase in franchise and property revenues was driven by an increase of $95 million in our BK segment, an increase of $70 million in our TH segment, the inclusion of FHS of $63 million, and an increase of $20 million in our PLK segment, partially offset by an unfavorable FX Impact of $54 million. The increases were primarily driven by increases in royalties in our BK, TH and PLK segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the three months ended September 30, 2022, the increase in franchise and property expenses was driven by an increase of $12 million in our BK segment, an increase of $6 million in our TH segment, and the inclusion of FHS of $2 million, partially offset by a favorable FX Impact of $3 million and a decrease of $1 million in our PLK segment. The increase in our BK segment was primarily related to the timing of convention expenses, which were offset by convention revenues and incurred in the third quarter in 2022 compared to the fourth quarter in 2021, and bad debt expense in the current year compared to bad debt recoveries in the prior year. The increase in our TH segment was primarily related to convention expenses in the current year, which were mostly offset by convention revenues, with no convention expenses incurred in the prior year.
During the nine months ended September 30, 2022, the increase in franchise and property expenses was driven by an increase of $25 million in our BK segment, an increase of $7 million in our TH segment, the inclusion of FHS of $6 million, and an increase of $2 million in our PLK segment, partially offset by a favorable FX impact of $6 million. The increase in our BK segment was primarily related to bad debt expenses in the current year, primarily related to Russia, compared to bad debt recoveries in the prior year and the timing of convention expenses, which were offset by convention revenues and incurred in the third quarter in 2022 compared to the fourth quarter in 2021. The increase in our TH segment was primarily related to convention expenses in the current year, which were mostly offset by convention revenues, with no convention expenses incurred in the prior year.
Advertising and Other Services
Advertising revenues and other services consist primarily of advertising contributions earned on franchise sales and are based on a percentage of sales reported by franchise restaurants and intended to fund advertising expenses. Other services consist primarily of fees from digital sales that partially offset expenses related to technology initiatives. Advertising expenses and other services consist primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands. We generally manage advertising expenses to equal advertising revenues in the long term, however in some periods there may be a mismatch in the timing of revenues and expense or higher expenses due to our support initiatives behind the marketing programs.
During the three months ended September 30, 2022, the increase in advertising revenues and other services was driven by an increase of $12 million in our TH segment, the inclusion of FHS of $8 million, an increase of $7 million in our PLK segment, and an increase of $6 million in our BK segment, partially offset by an unfavorable FX Impact of $3 million. The increases in our TH, PLK and BK segments were primarily driven by increases in system-wide sales.
During the nine months ended September 30, 2022, the increase in advertising revenues and other services was driven by an increase of $37 million in our TH segment, an increase of $15 million in our BK segment, an increase of $15 million in our PLK segment, and the inclusion of FHS of $10 million, partially offset by an unfavorable FX Impact of $6 million. The increases in our TH, BK and PLK segments were primarily driven by increases in system-wide sales.

During the three months ended September 30, 2022, the increase in advertising expenses and other services was driven by an increase of $13 million in our BK segment, an increase of $8 million in our TH segment, an increase of $7 million in our PLK segment, and the inclusion of FHS of $7 million, partially offset by a favorable FX Impact of $4 million. The increases in our BK, TH and PLK segments were driven primarily by increases in advertising revenues and other services. Additionally, our BK segment reflects increases in expenses related to technology initiatives and bad debt expenses in the current year compared to bad debt recoveries in the prior year and our TH segment reflects the non-recurrence of our support behind the prior year marketing program in Canada.
During the nine months ended September 30, 2022, the increase in advertising expenses and other services was driven by an increase of $23 million in our BK segment, an increase of $18 million in our TH segment, an increase of $15 million in our PLK segment, and the inclusion of FHS of $8 million, partially offset by a favorable FX Impact of $7 million. The increases in our BK, TH and PLK segments were driven primarily by increases in advertising revenues and other services. Additionally, our BK segment reflects increases in expenses related to technology initiatives and bad debt expenses in the current year compared to bad debt recoveries in the prior year and our TH segment reflects the non-recurrence of our support behind the prior year marketing program in Canada.
General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2022	2021	Favorable / (Unfavorable)		2022	2021	Favorable / (Unfavorable)
Segment G&A:
TH	$31	$27	$(4)	(14.8)%	$92	$77	$(15)	(19.5)%
BK	45	38	(7)	(18.4)%	130	114	(16)	(14.0)%
PLK	16	15	(1)	(6.7)%	48	42	(6)	(14.3)%
FHS	9	—	(9)	NM	25	—	(25)	NM
Share-based compensation and non-cash incentive compensation expense	34	25	(9)	(36.0)%	93	71	(22)	(31.0)%
Depreciation and amortization	6	6	—	—%	18	15	(3)	(20.0)%
FHS Transaction costs	3	—	(3)	NM	8	—	(8)	NM
Corporate restructuring and tax advisory fees	12	4	(8)	(200.0)%	21	8	(13)	(162.5)%
General and administrative expenses	$156	$115	$(41)	(35.7)%	$435	$327	$(108)	(33.0)%
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
During the three and nine months ended September 30, 2022, the increases in Segment G&A for our TH, BK and PLK segments were primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising.
During the three and nine months ended September 30, 2022, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity awards granted during 2022, shorter vesting periods for equity awards granted in 2022 and 2021, and for the nine months ended September 30, 2022 the non-recurrence of equity award forfeitures during 2021.
In connection with the Firehouse Subs acquisition, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs. We expect to incur additional FHS Transaction costs during the remainder of 2022 and early 2023.

In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including services related to significant tax reform legislation, regulations and related restructuring initiatives, we incurred expenses primarily from professional advisory and consulting services (“Corporate restructuring and tax advisory fees”). We expect to incur additional Corporate restructuring and tax advisory fees during the remainder of 2022 and 2023.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity method investees.
The change in (income) loss from equity method investments during the three and nine months ended September 30, 2022 was primarily driven by an increase in equity method investment net losses that we recognized during the current year.
Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$1	$2	$2	$1
Litigation settlements (gains) and reserves, net	—	4	3	7
Net losses (gains) on foreign exchange	(30)	(23)	(82)	(58)
Other, net	2	1	9	—
Other operating expenses (income), net	$(27)	$(16)	$(68)	$(50)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities, primarily those denominated in Euros and Canadian dollars.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense, net	$133	$128	$389	$378
Weighted average interest rate on long-term debt	4.5%	4.2%	4.2%	4.2%
During the three months ended September 30, 2022, interest expense, net increased primarily due to an increase in the weighted average interest rate driven by increases in interest rates and an increase in long-term debt. During the nine months ended September 30, 2022, interest expense, net increased primarily due to an increase in long-term debt. We expect interest rates to continue to increase during the remainder of 2022 and into 2023.
Income Tax Expense (Benefit)
Our effective tax rate was (23.8)% and 16.7% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 included a net decrease in tax reserves of $171 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 39.9%. Our effective tax rate was unfavorably impacted by changes to the relative mix of our income from multiple tax jurisdictions and lower excess tax benefits from equity-based compensation, partially offset by favorable structural changes. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecasts change due to recent macroeconomic events such as the COVID-19 pandemic, the war in Ukraine and higher levels of inflation.
Our effective tax rate was 1.5% and 7.7% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 included a net decrease in tax reserves of $171 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 14.7%. Our effective tax rate was favorably impacted by structural changes, partially offset by unfavorable changes to the relative mix of our income from multiple tax jurisdictions and lower excess tax benefits from equity-based compensation. The effective tax rate for the nine months ended September 30, 2021 included a net decrease in tax reserves of $87 million related primarily to expiring statutes of limitation for certain prior tax years which decreased the effective tax rate by 8.1%.
On December 28, 2021, the U.S. Treasury Department released final regulations (T.D. 9959, published in the Federal Register on January 4, 2022) restricting the ability to credit certain foreign taxes, applicable prospectively starting January 1, 2022. Due to these new regulations, we released discretely during the three and nine months ended September 30, 2022 a portion of the valuation allowance on our foreign tax credit carryforwards. Based on our current analysis, we do not expect these regulations to have a material, ongoing impact as we anticipate being in an excess credit position prospectively.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”) which contains provisions effective January 1, 2023, including a 15% corporate alternative minimum tax based on adjusted financial statement income. While we do not currently expect the IRA to have a material impact on our consolidated financial statements, we will continue to evaluate its effect as further guidance becomes available.
Net Income
We reported net income of $530 million for the three months ended September 30, 2022, compared to net income of $329 million for the three months ended September 30, 2021. The increase in net income is primarily due to an income tax benefit of $102 million in the current year compared to an income tax expense of $65 million in the prior year, a $27 million increase in TH segment income, the inclusion of FHS segment income of $13 million, a $11 million favorable change in the results from other operating expenses (income), net, the non-recurrence of $11 million of loss on early extinguishment of debt, a $5 million increase in PLK segment income, and a $4 million decrease in depreciation and amortization. These factors were partially offset by a $10 million decrease in BK segment income, a $9 million increase in share-based compensation and non-cash incentive compensation expense, an $8 million increase in Corporate restructuring and tax advisory fees, a $5 million increase in interest expense, net, $3 million of FHS transaction costs and a $2 million unfavorable change from the impact of equity method investments. Amounts above include a total unfavorable FX Impact to net income of $27 million.
We reported net income of $1,146 million for the nine months ended September 30, 2022, compared to net income of $991 million for the nine months ended September 30, 2021. The increase in net income is primarily due to a $72 million increase in TH segment income, a $66 million decrease in income tax expense, the inclusion of FHS segment income of $40 million, a $18 million favorable change in the results from other operating expenses (income), net, the non-recurrence of $11 million of loss on early extinguishment of debt, an $8 million increase in PLK segment income, a $7 million decrease in depreciation and amortization, and a $6 million increase in BK segment income. These factors were partially offset by a $22 million increase in share-based compensation and non-cash incentive compensation expense, a $19 million unfavorable change from the impact of equity method investments, a $13 million increase in Corporate restructuring and tax advisory fees, an $11 million increase in interest expense, net, and $8 million of FHS transaction costs. Amounts above include a total unfavorable FX Impact to net income of $52 million.
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

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2022	2021	Favorable / (Unfavorable)		2022	2021	Favorable / (Unfavorable)
Segment income:
TH	$305	$278	$27	9.6%	$810	$738	$72	9.7%
BK	262	272	(10)	(3.8)%	761	755	6	0.8%
PLK	62	57	5	10.4%	179	171	8	5.0%
FHS	13	—	13	NM	40	—	40	NM
Adjusted EBITDA	642	607	35	5.8%	1,790	1,664	126	7.6%
Share-based compensation and non-cash incentive compensation expense	34	25	(9)	(36.0)%	93	71	(22)	(31.0)%
FHS Transaction costs	3	—	(3)	NM	8	—	(8)	NM
Corporate restructuring and tax advisory fees	12	4	(8)	(200.0)%	21	8	(13)	(162.5)%
Impact of equity method investments (a)	13	11	(2)	(18.2)%	41	22	(19)	(86.4)%
Other operating expenses (income), net	(27)	(16)	11	NM	(68)	(50)	18	(36.0)%
EBITDA	607	583	24	4.1%	1,695	1,613	82	5.1%
Depreciation and amortization	46	50	4	8.0%	143	150	7	4.7%
Income from operations	561	533	28	5.3%	1,552	1,463	89	6.1%
Interest expense, net	133	128	(5)	(3.9)%	389	378	(11)	(2.9)%
Loss on early extinguishment of debt	—	11	11	NM	—	11	11	NM
Income tax expense (benefit)	(102)	65	167	256.9%	17	83	66	79.5%
Net income	$530	$329	$201	61.1%	$1,146	$991	$155	15.6%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for the three months ended September 30, 2022 reflects the increases in segment income in our TH and PLK segments, and the inclusion of FHS, partially offset by the decrease in segment income in our BK segment. The increase in Adjusted EBITDA for the nine months ended September 30, 2022 reflects the increases in segment income in our TH, PLK and BK segments and the inclusion of FHS. The increase in Adjusted EBITDA includes an unfavorable FX Impact of $26 million and $54 million for the three and nine months ended September 30, 2022, respectively.
The increase in EBITDA for the three months ended September 30, 2022 is primarily due to increases in segment income in our TH and PLK segments, the inclusion of FHS, and a favorable change from other operating expenses (income) net, partially offset by the decrease in segment income for our BK segment and increases in share-based compensation and non-cash incentive compensation expense and Corporate restructuring and tax advisory fees. The increase in EBITDA for the nine months ended September 30, 2022 is primarily due to increases in segment income in our TH, PLK and BK segments, the inclusion of FHS, and a favorable change from other operating expenses (income) net, partially offset by an increase in share-based compensation and non-cash incentive compensation expense, an unfavorable change from the impact of equity method investments, and an increase in Corporate restructuring and tax advisory fees. The increase in EBITDA includes an unfavorable FX Impact of $29 million and $57 million for the three and nine months ended September 30, 2022, respectively.
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
As of September 30, 2022, we had cash and cash equivalents of $946 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. As part of the plan, we will enhance ongoing franchisee investments by investing $400 million over the next two years, comprising $150 million in advertising and digital investments and $250 million in restaurant technology, kitchen equipment, building enhancements, and high-quality remodels and relocations.
On July 28, 2021, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $1,000 million of RBI common shares until August 10, 2023. Repurchases under RBI’s authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. During the nine months ended September 30, 2022, RBI repurchased 6,101,364 RBI common shares on the open market for $326 million and Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases. As of September 30, 2022, RBI had $123 million remaining under its share repurchase authorization.
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
Debt Instruments and Debt Service Requirements
As of September 30, 2022, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, RE Facility, and obligations under finance leases. For further information about our long-term debt, see Note 11 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of September 30, 2022, there was $6,453 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 4.69%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75% or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and LIBOR/SOFR (Secured Overnight Financing Rate) as of September 30, 2022, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $311 million in interest payments and $77 million in principal payments. In addition, based on LIBOR as of September 30, 2022, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $56 million for the next twelve months. Based on the amounts outstanding at September 30, 2022, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments. Based on the amounts outstanding under the TH Facility as of September 30, 2022, required debt service for the next twelve months is estimated to be approximately $7 million in interest payments and $9 million in principal payments. Based on the amounts outstanding under the RE Facility as of September 30, 2022, required debt service for the next twelve months is not material.
Restrictions and Covenants
As of September 30, 2022, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, RE Facility and the indentures governing our Senior Notes.
Cash Distributions/Dividends
During the nine months ended September 30, 2022, RBI repurchased 6,101,364 RBI common shares on the open market for $326 million and Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases.
On October 5, 2022, RBI paid a cash dividend of $0.54 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution of $0.54 in respect of each Partnership exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.54 per RBI common share, which will be paid on January 4, 2023 to RBI common shareholders of record on December 21, 2022. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of October 28, 2022, we had outstanding 202,006,067 Class A common units issued to RBI and 143,298,599 Partnership exchangeable units. During the nine months ended September 30, 2022, Partnership exchanged 1,694,859 Partnership exchangeable units pursuant to exchange notices received.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,067 million for the nine months ended September 30, 2022, compared to $1,255 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by an increase in cash used for working capital and an increase in interest payments, partially offset by an increase in segment income in our TH, BK and PLK segments, the inclusion of FHS segment income and a decrease in income tax payments.
Investing Activities
Cash used for investing activities was $66 million for the nine months ended September 30, 2022, compared to $69 million during the same period in the prior year. This change was driven primarily by a decrease in payments for property and equipment and an increase in proceeds from settlement of derivatives, partially offset by net payments in connection with the purchase of Firehouse Subs in the current year and an increase in payments for other investing activities.
Financing Activities
Cash used for financing activities was $1,111 million for the nine months ended September 30, 2022, compared to $970 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by a decrease in proceeds from the issuance of debt, an increase in cash used to repurchase RBI common shares and a decrease in proceeds from stock option exercises, partially offset by a decrease in repayments of debt and finance leases and proceeds from derivatives in the current year compared to payments for derivatives in the prior year.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the nine months ended September 30, 2022 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and Canadian securities regulatory authorities on February 23, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2022. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Firehouse Subs into our overall internal control over financial reporting processes.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the COVID-19 pandemic, the war in Ukraine and related macro-economic pressures, such as inflation, rising interest rates and currency fluctuations on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees, including local conditions and government-imposed limitations and restrictions; (ii) our digital and marketing initiatives and expectations regarding further expenditures relating to these initiatives, including as a result of our plan to accelerate sales growth and drive franchisee profitability at Burger King; (iii) our discontinuation of operations in and financial results from Russia; (iv) the incurrence and timing of future FHS Transaction costs and Corporate restructuring and tax advisory fees; (v) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (vi) our goals with respect to reduction in greenhouse gas emissions; (vii) the effects of current and future legislation, regulations and interpretations relating to joint employer status and other labor matters; (viii) the impact of the resolutions of the dispute in China on our future growth prospects in that market; (ix) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (x) the amount of net cash settlements we expect to pay or receive on our derivative instruments; and (xi) certain accounting matters.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model, including as a result of current and future legislation, regulations and interpretations relating to joint employer status and other labor matters; (4) our franchisees’ financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees, to accelerate restaurant growth; (11) our ability to resolve disputes with master franchisees; (12) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; and (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results.
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

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 16, Commitments and Contingencies.

Item 1A. Risk Factors
The below updates the risk factors included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2022.
If we are liable as a joint employer, our business could be adversely affected.
Joint employer status is a developing area of franchise and labor and employment law that could be subject to changes in legislation, administrative agency interpretation or jurisprudential developments that may increase franchisor liability in the future. A governmental authority may adopt and implement a broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under laws such as the National Labor Relations Act, Fair Labor Standards Act, or any other federal employment statutes interpreted by a federal agency in a manner that is applied generally to franchise relationships (which broader standards in the past have been adopted by U.S. governmental agencies such as the National Labor Relations Board and the Department of Labor). On September 6, 2022, the NLRB proposed a new rule that would allow a party asserting a joint-employment relationship to establish joint-employer status by using evidence of indirect and reserved forms of control bearing on an employee’s essential terms and conditions of employment. If this broader standard were to be adopted, which is likely, we could potentially be liable for unfair labor practices and other violations by franchisees or we could be required to conduct collective bargaining negotiations regarding employees of franchisees, who are independent employers. In such event, our operating costs may increase as a result of required modifications to business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.
Employee claims that are brought against us as a result of joint employer standards and status may also, in addition to legal and financial liability, create negative publicity that could adversely affect our brands and divert financial and management resources. A significant increase in the number of these claims, or an increase in the number of successful claims, could adversely impact our brand’s reputation, which may cause significant harm.
Recent and future legislation may increase labor costs and adversely affect our business and our franchisees’ results of operations.
In September 2022, California passed legislation establishing a council to set sector-wide standards on wages, hours and working conditions related to the health, safety and welfare of fast food restaurant workers. This law and other labor related laws enacted at the federal, state, provincial or local level could increase our and our franchisees’ labor costs and decrease profitability.

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: November 3, 2022	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)