Form 10-K
period 2022-12-31
Restaurant Brands International Limited Partnership
filed 2023-02-22
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The aggregate market value of Class B exchangeable limited partnership units held by non-affiliates of the registrant on June 30, 2022, computed by reference to the closing price for such units on the Toronto Stock Exchange on such date, was C$669,061,305.
The number of the registrant’s Class B exchangeable limited partnership units and Class A common units outstanding as of February 14, 2023 was 142,996,640 units and 202,006,067 units, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement of Restaurant Brands International Inc., the registrant’s general partner, for the 2023 Annual General Meeting of Shareholders of Restaurant Brands International Inc., which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
2022 FORM 10-K ANNUAL REPORT

Tim Hortons® and Timbits® are trademarks of Tim Hortons Canadian IP Holdings Corporation. Burger King® and BK® are trademarks of Burger King Company LLC. Popeyes®, Popeyes Louisiana Kitchen® and Popeyes Chicken & Biscuits® are trademarks of Popeyes Louisiana Kitchen, Inc. Firehouse Subs® is a trademark of FRG, LLC. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Partnership” refer to Restaurant Brands International Limited Partnership and its subsidiaries.

Explanatory Note
We are a subsidiary of Restaurant Brands International Inc. (“RBI”) and the indirect parent of The TDL Group Corp. (“Tim Hortons”), Burger King Company LLC (“Burger King”), Popeyes Louisiana Kitchen, Inc. (“Popeyes”) and FRG, LLC (“Firehouse Subs”). RBI is our sole general partner and owns all of our outstanding Class A common units (“Class A common units”). RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Restaurant Brands International Limited Partnership (“Partnership”) in accordance with the partnership agreement of Partnership (the “partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.
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

Part I
Item 1. Business
Company Overview
We are a Canadian limited partnership that serves as the indirect holding company for Tim Hortons, Burger King, Popeyes and Firehouse Subs and their consolidated subsidiaries. We are a subsidiary of RBI, our sole general partner. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $35 billion in annual system-wide sales and approximately 30,000 restaurants in more than 100 countries as of December 31, 2022. Our Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands have similar franchise business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices. As of December 31, 2022, approximately 100% of total restaurants for each of our brands was franchised and references to "our restaurants" or "system-wide restaurants" include franchised restaurants and those owned by us ("Company restaurants").
Our business generates revenues from the following sources: (i) sales, consisting primarily of supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales to retailers and sales at Company restaurants; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) advertising revenues and other services, consisting primarily of advertising fund contributions based on a percentage of sales reported by franchise restaurants.
Our Tim Hortons® Brand
Founded in 1964, TH is one of the largest donut/coffee/tea restaurant chains in North America and the largest in Canada as measured by total number of restaurants. As of December 31, 2022, we owned or franchised a total of 5,600 TH restaurants. TH restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, grilled paninis, classic sandwiches, wraps, soups and more.
Our Burger King® Brand
Founded in 1954, Burger King (“BK”) is the world’s second largest fast food hamburger restaurant chain as measured by total number of restaurants. As of December 31, 2022, we owned or franchised a total of 19,789 BK restaurants in more than 100 countries. BK restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other food items.
Our Popeyes® Brand
Founded in 1972, Popeyes (“PLK”) is the world’s second largest quick service chicken concept as measured by total number of restaurants. As of December 31, 2022, we owned or franchised a total of 4,091 PLK restaurants. PLK restaurants are quick service restaurants that distinguish themselves with a unique “Louisiana” style menu featuring fried chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items.
Our Firehouse Subs® Brand
Founded in 1994, Firehouse Subs (“FHS”) is a brand built on decades of culture rooted in public service and a leading player in the QSR sandwich category in North America. As of December 31, 2022, we owned or franchised a total of 1,242 FHS restaurants. FHS restaurants are quick service restaurants featuring hot and hearty subs piled high with quality meats and cheese as well as chopped salads, chili and soups, signature and other sides, soft drinks and local specialties.
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
Restaurant Development
As part of our development approach for our brands in the U.S., we have granted limited development rights in specific areas to franchisees in connection with area development agreements. We expect to enter into similar arrangements in 2023 and beyond. In Canada, we have not granted exclusive or protected areas to BK or TH franchisees, with limited exceptions.
As part of our international growth strategy for our BK, TH and PLK brands, we have established master franchise and development agreements in a number of markets, and we expect to enter into similar arrangements for FHS. We have also created strategic master franchise joint ventures in which we received a meaningful minority equity stake in each joint venture. We will continue to evaluate opportunities to accelerate international development of all of our brands, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees.
Advertising and Promotions
In general, franchisees fund substantially all of the marketing programs for each of our brands by making contributions ranging from 2.0% to 5.0% of gross sales to advertising funds managed by us or by the franchisees. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives and other support functions for the respective brands. In 2021, we spent C$80 million to support TH Canada advertising expenses and in September 2022, we announced our intention to pay $120 million of BK US advertising expenses over approximately two years.
We manage the advertising funds for each of our brands in the U.S. and Canada. While we manage the advertising funds in select markets for BK and PLK, in most international markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide franchisees with advertising support and guidance in order to deliver a consistent global brand message.
Product Development
New product development is a key driver of the long-term success of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Based on guest feedback, we drive product innovation in order to satisfy the needs of our guests around the world. This strategy will continue to be a focus in 2023 and beyond.
Operations Support
Our operations strategy is designed to deliver best-in-class restaurant operations by our franchisees and to improve friendliness, cleanliness, speed of service and overall guest satisfaction. Each of our brands has uniform operating standards and specifications relating to product quality, cleanliness and maintenance of the premises. In addition, our restaurants are required to be operated in accordance with quality assurance and health standards that each brand has established, as well as standards set by applicable governmental laws and regulations, including applicable local, provincial and state laws regarding COVID-19 and applicable health authority guidelines. Each franchisee typically participates in initial and ongoing training programs to learn all aspects of operating a restaurant in accordance with each brand’s operating standards.
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

TH products are sourced from a combination of third-party suppliers and our own manufacturing facilities. To protect our proprietary blends, we operate two coffee roasting facilities in Ancaster, Ontario and Rochester, New York, where we roast the majority of the coffee for our TH restaurants and blend the beans for our take home, packaged coffee. Our fondant and fills manufacturing facility in Oakville, Ontario produces, and is the primary supplier of, the ready-to-use glaze, fondants, fills and syrups which are used in a number of TH products in North America. As of December 31, 2022, we typically have only one or a few suppliers to service each category of products sold at our restaurants.
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
All of the products used in our BK, PLK and FHS restaurants are sourced from third-party suppliers. In the U.S. and Canada, there is a purchasing cooperative for each of BK and PLK that negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks which we negotiate separately under long-term agreements) and other products used in BK and PLK restaurants. The purchasing agent is also authorized to purchase and manage distribution services on behalf of most of the BK and PLK restaurants in the U.S. and Canada. PLK also utilizes exclusive suppliers for certain of its proprietary products. As of December 31, 2022, four distributors serviced approximately 92% of BK restaurants in the U.S., five distributors serviced approximately 85% of PLK restaurants in the U.S. and five distributors serviced approximately 100% of the FHS restaurants in the U.S. Additionally, some suppliers pay us rebates based on items purchased by franchisees.
In 2000, Burger King entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply BK restaurants with their products and which obligate restaurants in the U.S. to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2022, we estimate that it will take approximately 5.1 years to complete the Coca-Cola purchase commitment and approximately 8.8 years to complete the Dr Pepper/Snapple, Inc. purchase commitment. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $268 million as of December 31, 2022 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs. We have also entered into long-term beverage supply arrangements with certain major beverage vendors for the TH, PLK and FHS brands in the U.S. and Canada.
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
In an effort to improve the image of our BK restaurants in the U.S., we offered U.S. franchisees matching funds with respect to certain restaurant upgrades and remodels. These franchisees can elect to pay an increased royalty rate in order to receive a higher level of matching funds. We plan to continue to offer remodel incentives to U.S. franchisees during 2023. These limited-term incentive programs are expected to negatively impact our cash flow in the early years while in effect but increase the royalty rate for a period following the remodel. However, we expect this impact to be partially mitigated as incentive programs granted in prior years that provided reductions to royalty and advertising rates expire. For PLK, we offer development incentive programs pursuant to which we encourage veterans, women or minorities to become PLK franchisees and develop and open new restaurants. For FHS, we offer limited-term royalty reductions in connection with commitments to develop additional restaurants in specified territories.
International. As part of the international growth strategy for each of our brands, we have entered into master franchise agreements or development agreements that grant franchisees exclusive or non-exclusive development rights and, in some cases, allow them to sub-franchise or require them to provide support services to other franchisees in their markets. In 2022, we entered into master franchise agreements for the PLK brand in Indonesia, New Zealand, Poland, the Czech Republic and Taiwan, for the BK brand in Poland, the Czech Republic and Romania, and for the TH brand in Pakistan, and development agreements for the PLK brand in Singapore, Dominican Republic, Puerto Rico, Kazakhstan and Honduras. The franchise fees, royalty rate and advertising contributions paid by master franchisees or developers vary from country to country, depending on the facts and circumstances of each market. We expect to continue implementing similar arrangements for our brands in 2023 and beyond.
Franchise Restaurant Leases. We leased or subleased 3,531 properties to TH franchisees, 1,364 properties to BK franchisees, and 83 properties to PLK franchisees as of December 31, 2022 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. In many cases, we will contribute toward the cost of remodels with the franchisees in connection with extensions of the underlying lease.
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
Information Systems and Digital Technology
Our corporate financial, human resources and similar systems are fully integrated and provide a solid foundation for our business. We began providing rPOS, a proprietary point-of-sale software solution, to a limited number of franchisees in BK and PLK restaurants in the U.S., Mexico and Germany, and we continue to enhance this product and work to expand its adoption. Alternatively, franchisees may utilize point of sale software provided by a set of approved third-party vendors. Depending on the region, these vendors may also provide labor scheduling, inventory, production management, cash control services, and other services. We have an architecture that enables us to build custom customer-facing applications and integrate them with our third-party providers, to support mobile ordering, web ordering, and kiosks. As of the end of 2022, we have deployed this architecture in the U.S., Canada, and several other jurisdictions, and we plan to deploy it to additional markets in the future.
We expanded our digital technologies and the use of our mobile apps continued to increase. We provide digital loyalty programs across all four brands in our home markets and offer our guests added convenience by offering third party and white label delivery at many of our home market restaurants. Further, we are modernizing the drive-thru experience with outdoor digital menu boards for TH, BK and PLK brands in their home markets. We plan to leverage our technology capabilities to continue to expand the choices for how customers order, pay and receive their food.

Although many of our systems are provided through third parties, we have the ability to obtain data from most of our franchised restaurants and from Company restaurants, which allows us to assess how our new and existing products are performing around the world.  Additionally, we have been investing to upgrade our supply chain systems and improve efficiency. We expect to continue to invest in technology capabilities to support and drive our business.
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
Government Regulations and Affairs
General. We and our franchisees are subject to various laws and regulations including (i) licensing and regulation relating to health, food preparation, sanitation and safety standards, sustainability, and, for our distribution business, traffic and transportation regulations; (ii) information security, privacy and consumer protection laws; and (iii) other laws regulating the design, accessibility and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our franchisees and our performance. These regulations include food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we are or may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in Canada, the U.S., the United Kingdom and Spain. Certain countries, provinces, states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the U.S. federal level as well as in Ontario.
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
The sustainability section of our corporate website sets forth our initiatives with respect to these pillars and will be updated periodically but is not incorporated into this Annual Report.
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
Human Capital
As of December 31, 2022, we had approximately 6,400 employees, including approximately 2,100 corporate employees in our restaurant support centers and serving our franchisees from the field, approximately 1,100 employees in our distribution centers and manufacturing facilities, and approximately 3,200 employees in Company restaurants. Our franchisees are independent business owners that separately employ more than 500,000 team members in their restaurants.
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
The cycle starts with attracting talent from campus and professional sources, leveraging technology to identify and assess candidates who best fit our roles. As part of our hiring process, we have committed that at least half of all final-round candidates interviewing for roles with our four RBI restaurant support centers will be from groups that are demonstrably diverse, including gender, race and sexual orientation, based on the composition and requirements of the applicable jurisdiction. Since our commitment, we have meaningfully exceeded that target, leading to an increase in diverse hires. In 2022, RBI hired approximately 670 new corporate employees, 5,800 new restaurant employees, and 430 new distribution and manufacturing employees. Each population segment has a dedicated onboarding program designed to get employees up to speed quickly, and foster a smooth transition into the workplace.
The retention efforts focus on work environment, employee engagement and our diversity and inclusion initiatives. We regularly conduct anonymous surveys to seek feedback from our restaurant support center employees on a variety of topics, including our sustainability and diversity initiatives, flexible work policies, the support they receive from their managers, and what types of learning and development opportunities they would like to have offered. Our executive Steering Committee monitors progress across key indicators such as representation, engagement, and retention to guide strategies for promoting diversity and inclusion. To ensure that the work of the Steering Committee is fully integrated, we have dedicated team members within the people and legal teams to implement initiatives in this space. These initiatives include company-wide implicit bias training, internal events featuring eminent speakers, sponsorship and mentorship opportunities for identity-based groups. We also leverage designated subject matter experts across each of our brands to ensure accountability and consistent execution of priorities company-wide with regards to marketing, suppliers, franchisees, and community engagement.

Developing talent includes evaluation, training, career planning and leadership development. We have a rigorous talent assessment process for restaurant support center employees built on specific competencies that we assess at both the employee and job level. This data allows us to more easily identify potential successors and illuminate potential opportunities for our employees in a more objective and unbiased way. Additionally, to help our employees and franchisee’s team members succeed in their roles, we emphasize continuous training and development opportunities. These include, but are not limited to, safety and security protocols, updates on new products and service offerings and deployment of technologies. In 2022, we conducted management and leadership training, including problem solving, feedback sessions, data analysis and spot learning opportunities to address specific business needs. We also brought back our brand service days, which allow corporate employees to work in our restaurants in a structured way that enables a better link between the corporate strategies we make and the operational deployment of them at the restaurant level. We launched a formal mentoring program in 2022, connecting employees from our restaurant support centers around the world to facilitate career growth and development opportunities.
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
Underpinning all of these initiatives is a strong reliance on data. We leverage our people analytics team and human capital management system to assess our achievements in each of our four pillars to identify areas for improvement. A team of experienced People Business Partners work closely with their client groups to provide counsel on people issues and help roll out people initiatives directly to employees.
While much of the work mentioned above relates to our corporate workforce, we also have adopted employee guidelines and policies applicable to our restaurant employees and encourage our franchisees to adopt similar guidelines and policies.
Philanthropic Foundations
RBI is committed to strengthening and giving back to the communities we serve through our brand foundations and by supporting local programs and issues that are close to our guests’ hearts. To date, our philanthropic foundations include:
The Burger King Foundation: Established in 2005, the Burger King Foundation creates brighter futures by empowering individuals and feeding potential through education and emergency relief. As of December 31, 2022, the Burger King Foundation is active in 42 countries around the world. Since its inception, over 250,000 children and families have been supported through educational programs and employee emergency relief grants, with the Burger King Scholars Program awarding over $55 million in scholarship funds alone.
Tim Hortons Foundation Camps and Smile Cookie Initiative: Created in 1974, Tim Hortons Foundation Camps are helping youth aged 12-16 from disadvantaged circumstances discover the strengths within themselves. Through December 31, 2022, the Tim Hortons Foundation’s annual Camp Day has raised over C$237 million and has sent more than 300,000 youth to a multi-year camp-based program at one of seven Tims Camps in Canada and the United States. In addition, Tim Hortons’ annual Smile Cookie initiative is empowering restaurant owners to sell special Smile Cookies for a full week and donate 100% of the proceeds. Since the first-ever Smile Cookie campaign in 1996, this charitable campaign has raised more than C$92 million for local charities, hospitals, and community programs.
The Popeyes Foundation: The mission of the Popeyes Foundation is to strengthen communities with food and support in times of need. The Popeyes Foundation contributes to communities through third-party initiatives and has provided $1.7 million and over 4 million meals to children in local communities since 2018. The Foundation additionally supports the Popeyes family directly through the Popeyes Foundation Family Fund. This fund supports U.S. employees who may be victims of natural disasters or other emergency hardship situations. Since 2017 through December 31, 2022, 530 Popeyes team members have been helped through close to $500,000 in grants through the fund.
Firehouse Subs Public Safety Foundation: Firehouse Subs was founded by two brothers and former firefighters in 1994 and was built on a passion for hearty and flavorful food, heartfelt service, and public safety. In 2005, the Firehouse Subs founders established the non-profit Firehouse Subs Public Safety Foundation in the aftermath of Hurricane Katrina. Since that day through December 31, 2022, a portion of every purchase goes to the Firehouse Public Safety Foundation which has granted $73 million to provide lifesaving equipment, training, and support to first responders and public safety organizations.

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
A copy of our Corporate Governance Guidelines, Code of Business Ethics and Conduct for Non-Restaurant Employees, Code of Ethics for Executive Officers, Code of Conduct for Directors and the Charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Conflicts Committee of the board of directors of RBI are posted in the Investor Relations section of RBI’s website at www.rbi.com.
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
Economic conditions have and may continue to adversely affect consumer discretionary spending and our business and results.
We believe that our restaurant sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income, inflation, and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. Governmental or other responses to economic challenges may be unable to restore or maintain consumer confidence. As a result of these factors, during recessionary periods we and our franchisees may experience reduced sales and profitability, which may cause our business and operating results to suffer.
Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, war or terrorist attacks, pandemics, such as the COVID-19 pandemic, or other catastrophic events.
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
For example, measures implemented to reduce the spread of COVID-19 adversely affected workforces, customers, consumer sentiment, supply chains, economies and financial markets, and, along with decreased consumer spending, led to an economic downturn and increased inflation in many of our markets. As a result of COVID-19 and resulting labor challenges, we and our franchisees have experienced store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. While markets have reopened, local conditions and new variants have and may again lead to closures or increased limitations. As a result of COVID-19, restaurant traffic and system-wide sales have been and may continue to be significantly negatively impacted.
We cannot predict the effects that actual or threatened armed conflicts such as the war in Ukraine, terrorist attacks, efforts to combat terrorism, or heightened security requirements will have on our future operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales and increases in labor, energy and commodity costs during these periods hurt our and our franchisees’ operating margins and can result in restaurant operating losses and our loss of royalties.
Our results depend on effective marketing and advertising, successful new products launches and digital engagement.
Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. If our marketing and advertising programs are not successful, or we fail to develop commercially successful new products, our ability to attract new guests and retain existing guests and our results of operations could be materially adversely affected. Because franchisees contribute to advertising funds based on a percentage of gross sales at their franchise restaurants, advertising fund expenditures generally are dependent upon restaurant sales volumes. If system-wide sales decline, amounts available for our marketing and advertising programs will be reduced. Also, to the extent we use value offerings in our marketing and advertising programs to drive traffic, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment.
In addition, we continue to focus on transforming the restaurant experience through technology and digital engagement to improve our service model and strengthen relationships with customers, including through digital channels, loyalty initiatives, mobile ordering and payment systems and delivery initiatives. These initiatives may not have the anticipated impact on our franchise sales and therefore we may not fully realize the intended benefits of these significant investments. Also, utilizing third-party delivery services may not be as profitable as sales directly to our guests and may also introduce food quality and customer satisfaction risks outside of our control.
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
The conflict between Russia and Ukraine may continue to adversely impact economic conditions in Europe and elsewhere including through increased commodity, labor and energy costs that may adversely affect us and our franchisees’ restaurants.
Our operations are subject to fluctuations in foreign currency exchange and interest rates.
Because our reporting currency is U.S. dollars, the operations of TH, BK, PLK and FHS that are denominated in currencies other than the U.S. dollar are translated to U.S. dollars for our financial reporting purposes and are impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our business. Although we attempt to minimize these risks through geographic diversification and the utilization of derivative financial instruments, our risk management strategies may not be effective and our results of operations could be adversely affected.
Increases in food, equipment and commodity costs or shortages or interruptions in supply or delivery thereof could harm our operating results and the results of our franchisees.
The profitability of our franchisees and us depends in part on our ability to anticipate and react to changes in food, equipment and commodity and supply costs. With respect to our TH business, volatility in connection with certain key commodities that we purchase in the ordinary course of business can impact our revenues, costs and margins. If commodity prices rise, franchisees may experience reduced sales due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. In addition, the markets for beef and chicken are subject to significant price fluctuations due to seasonal shifts, climate conditions, the cost of grain, disease, industry demand, international commodity markets, food safety concerns, product recalls, government regulation, labor availability and cost and other factors, all of which are beyond our control and, in many instances unpredictable. Such increases in commodity costs may materially and adversely affect our business and operating results.
We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products or equipment caused by unanticipated demand, natural disasters or unforeseen events, such as the COVID-19 pandemic, problems in production or distribution, inclement weather, delays or restrictions on shipping and/or manufacturing, closures of supplier or distributor facilities, financial distress or insolvency of suppliers or distributors or other conditions have and in the future could adversely affect the availability, quality and cost of ingredients and equipment, which could adversely affect our operating results. As of December 31, 2022, we have only a few distributors that service most of our BK, PLK and FHS operations in the U.S., and our operations could be adversely affected if any of these distributors were unable to fulfill their responsibilities and we were unable to locate a substitute distributor in a timely manner.
Our supply chain operations subject us to additional risks and may cause our profitability to decline.
We operate a vertically integrated supply chain for our TH business in which we manufacture, warehouse, and distribute certain food and restaurant supplies to TH restaurants. Risks associated with this strategy include:
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
•shortages or interruptions in availability or supply of high-quality coffee beans, perishable food products and/or their ingredients;
•variations in the quality of food and beverage products and/or their ingredients; and
•political, physical, environmental, labor, or technological disruptions (such as from cybersecurity incidents) in our or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.

If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Moreover, interruptions in the availability and delivery of food, beverages and other supplies to our restaurants arising from shortages or greater than expected demand, may increase costs or reduce revenues. As of December 31, 2022, we have only one or a few suppliers to service each category of products sold at our TH restaurants, and the loss of any one of these suppliers would likely adversely affect our business.
We and our franchisees may be unable to secure desirable restaurant locations to maintain and grow our restaurant portfolios.
The success of any restaurant depends in substantial part on its location. Neighborhood or economic conditions where our restaurants are located could decline in the future as demographic patterns change, resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense and there may be delays or cancellation of new site developments by developers and landlords, which may be exacerbated by factors related to the commercial real estate or credit markets. If franchisees cannot obtain desirable locations for their restaurants at reasonable prices due to, among other things, higher than anticipated acquisition, construction and/or development costs of new restaurants, difficulty negotiating leases with acceptable terms, onerous land use or zoning restrictions, or challenges in securing required governmental permits, then their ability to execute their respective growth strategies may be adversely affected.
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
Food safety concerns and concerns about the health risk of fast food may adversely affect our business.
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
Our brands, which represent approximately 46% of the total assets on our balance sheet as of December 31, 2022, are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents, industrial designs, and other intellectual property rights to protect our brands and the respective branded products. While we have registered certain trademarks in Canada, the U.S. and foreign jurisdictions, not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and other countries may not be adequate and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us. In these cases, our proprietary rights could be challenged, circumvented, infringed or invalidated. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S.

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
Climate change and our inability to effectively implement measures to address environmental, social and governance disclosure and business practices could negatively affect our business or damage our reputation.
We, our franchisees and our supply chain are subject to risks and costs arising from the effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental and social sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. Also, we face increased pressure to make commitments, set targets, provide expanded disclosure and establish additional goals and take actions to meet them which could expose us to market, operational and execution costs or risks. Addressing environmental and social sustainability matters requires system-wide coordination and alignment, and the standards by which these matters are measured are evolving and subject to assumptions that could change over time.
Climate change may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken, coffee beans and dairy. Climate change may also increase the frequency or severity of natural disasters and other extreme weather conditions, which could disrupt our supply chain or impact demand for our products. Concern over climate change and other environmental and social sustainable business practices may result in new or increased legal and regulatory requirements or generally accepted business practices, which could significantly increase costs. Any failure to achieve our goals with respect to reducing greenhouse gas emissions and other sustainable business practices or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change or other sustainable business practices can lead to adverse publicity, diminish the value of our brands and result in an adverse effect on our business.
Outsourcing certain functions to third-party vendors subjects us to risks, including disruptions and increased costs.
We have outsourced certain administrative functions for our business, certain information technology support services and benefit plan administration to third-party service providers. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the outsourced service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.

Risks Related to Our Fully Franchised Business Model
Our fully franchised business model presents a number of disadvantages and risks.
Nearly all of our restaurants are owned and operated by franchisees. Under our fully franchised business model, our future prospects depend on our ability to attract new franchisees for each of our brands that meet our criteria and the willingness and ability of franchisees to open restaurants in existing and new markets. We may be unable to identify franchisees who meet our criteria, or franchisees we identify may not successfully implement their expansion plans.
Our fully franchised business model presents a number of other drawbacks, such as limited influence over franchisees, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and reliance on franchisees to participate in our strategic initiatives. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. The failure of franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition. On occasion we have encountered, and may in the future encounter, challenges in receiving specific financial and operational results from our franchisees in a consistent and timely manner, which can negatively impact our business and operating results.
Our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.
The ability of our franchisees and prospective franchisees to obtain financing for development of new restaurants or reinvestment in existing restaurants depends in part upon financial and economic conditions beyond their control. If our franchisees are unable to obtain financing on acceptable terms or otherwise do not devote sufficient resources to develop new restaurants or reinvest in existing restaurants, our business and financial results could be adversely affected. Also, investments in restaurant remodels and upgrades by franchisees and us may not have the expected results with respect to consumer sentiment, increased traffic or return on investment.
Our franchisees are also dependent upon their ability to attract and retain qualified employees in an intensely competitive labor market.
Our results are closely tied to the success of independent franchisees, and we have limited influence over their operations.
We generate revenues in the form of royalties, fees and other amounts from our franchisees and our operating results are closely tied to their success. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. At times, we have and may in the future provide cash flow support to franchisees by extending loans, advancing cash payments and/or providing rent relief where we have property control. These actions have and may in the future adversely affect our cash flow and financial results.
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

Labor challenges for franchisees or being liable as a joint employer could adversely affect our business.
The inability of our franchisees to recruit and retain qualified individuals or increased costs to do so, including due to labor market dynamics or increases in legally required wages, may delay openings of new restaurants by our franchisees and could adversely impact existing franchise restaurant operations and franchisee profitability, which could slow our growth. If employees at either franchisee or company restaurants become unionized, their or our business could be negatively affected by factors that increase cost, decrease flexibility or otherwise disrupt the business. Responses to labor organizing efforts by our franchisees or us could negatively impact brand perception and our business and financial results. In September 2022, California passed legislation establishing a council to set sector-wide standards on wages, hours and working conditions related to the health, safety and welfare of fast food restaurant workers; although a voter referendum blocked the new law, the potential referendum challenge is set to be on the ballot in 2024. This law and other labor related laws enacted or currently proposed at the federal, state, provincial or local level could increase our and our franchisees’ labor costs and decrease profitability.
Joint employer status is a developing area of franchise and labor and employment law that could be subject to changes in legislation, administrative agency interpretation or jurisprudential developments that may increase franchisor liability in the future. In September 2022, the National Labor Relations Board proposed a new rule that would allow a party asserting a joint-employment relationship to establish joint-employer status by using evidence of indirect and reserved forms of control bearing on an employee’s essential terms and conditions of employment. If this broader standard were to be adopted, which is likely, we could potentially be liable for unfair labor practices and other violations by franchisees or we could be required to conduct collective bargaining negotiations regarding employees of franchisees, who are independent employers. In such event, our operating costs may increase as a result of required modifications to business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Employee claims that are brought against us as a result of joint employer standards and status may also, in addition to legal and financial liability, create negative publicity that could adversely affect our brands and divert financial and management resources. A significant increase in the number of these claims, or an increase in the number of successful claims, could adversely impact our brand’s reputation, which may cause significant harm.
Our future growth and profitability will depend on our ability to successfully accelerate international development with strategic partners and joint ventures.
We believe that the future growth and profitability of each of our brands will depend on our ability to successfully accelerate international development with strategic partners and joint ventures in new and existing international markets. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may have lower average restaurant sales than restaurants in existing markets and may take longer than expected to reach target sales and profit levels or may never do so. We will need to build brand awareness in those new markets we enter through advertising and promotional activity, and those activities may not promote our brands as effectively as intended, if at all.
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
As of December 31, 2022, we had aggregate outstanding indebtedness of $13,045 million, including senior secured term loan facilities in an aggregate principal amount of $6,440 million, senior secured first lien notes in an aggregate principal amount of $2,800 million and senior secured second lien notes in an aggregate principal amount of $3,650 million. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.
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
•exposing us to the risk of increased interest rates for variable interest rate borrowings under our credit facilities;
•the discontinuation of the London Interbank Offered Rate (“LIBOR”) after June 2023 and the replacement with an alternative reference rate may adversely impact our interest rates and our interest rate hedging strategy;
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
We are subject to income and other taxes in Canada, the United States, and numerous foreign jurisdictions. A taxation authority may disagree with certain of our views, including, for example, the allocation of profits by tax jurisdiction, and the deductibility of our interest expense, and may take the position that material income tax liabilities, interest, penalties, or other amounts are payable by us, in which case, we expect to contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful, the implications could be materially adverse to us and affect our effective income tax rate and/or operating income.
From time to time, we are subject to additional state and local income tax audits, international income tax audits and sales, franchise and value-added tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The Canada Revenue Agency (the “CRA”), the U.S. Internal Revenue Service (the “IRS”) and/or foreign tax authorities may not agree with our interpretation of the tax aspects of reorganizations, initiatives, transactions, or any related matters associated therewith that we have undertaken.
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
The 2021 Canadian Federal Budget proposed various tax law changes, including a new limitation on the deductibility of interest and similar expenses; revised draft legislation was released on November 3, 2022, deferring the proposed effective date to taxation years beginning on or after October 1, 2023. In general, the draft legislation proposes to limit the deductibility of interest and other financing-related expenses to the extent that such expenses, net of interest and financing-related income, exceed a fixed ratio of the entity’s tax EBITDA, with a specified carry-back limit and an indefinite carry-forward limit. The proposed rules and their application are complex and could materially increase our future income taxes if enacted, adversely impacting our effective tax rate and financial results.
The Inflation Reduction Act of 2022 (“IRA”) in the U.S. contains provisions that were effective January 1, 2023, including a 15% corporate alternative minimum tax based on adjusted financial statement income. While we do not currently expect the IRA to have a material impact on our financial statements, we will continue to evaluate its effect as further guidance becomes available. In addition, the U.S. Treasury has broad authority to issue regulations and interpretative guidance with respect to existing and new tax laws that may significantly impact how such laws are applied. A number of currently contemplated tax law changes if enacted could materially adversely affect our effective income tax rate, cash taxes and financial results.
The Organization for Economic Cooperation and Development (“OECD”), the European Union (“EU”) and many countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principals impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives, including a 15% global minimum tax applied on a country-by-country basis, likely applicable to periods beginning on or after

December 31, 2023. The OECD has issued model rules with respect to various aspects of such proposed changes and ongoing public consultation with additional guidance expected. The implementation, timing and many details regarding such potential tax law changes remain uncertain as individual countries evaluate and pursue their respective approaches to enacting the principles underlying such model rules. Such global tax developments could materially increase our future income taxes if enacted, adversely impacting our effective tax rate and financial results.
Risks related to Information Technology
The personal information that we collect may be vulnerable to breach, theft, or loss that could adversely affect our reputation, results of operations, and financial condition.
In the ordinary course of our business, we collect, process, transmit, and retain personal information regarding our employees and their families, our franchisees and their employees, vendors, contractors, and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information, and credit card information and our franchisees collect similar information. In recent years we expanded our development and management of our brands’ mobile apps, online ordering platforms, and in-restaurant kiosks and started to provide point-of-sale software. While our deployment of such technology facilitates our primary goals of generating incremental sales and improving operations at our franchisees’ restaurants as well as additional customer awareness and interest in our brands, such deployment also means that we are collecting and entrusted with additional personal information about our customers. In Canada, we have been the subject of government investigation and purported class action lawsuits based on the use of certain geolocation data for TH mobile app users. Negative publicity regarding these matters or future concerns could adversely affect our reputation and our brands. Some of this personal information is also held and managed by our franchisees, including master franchisees, and certain of our vendors, and in these cases the franchisee or vendor is responsible for complying with local laws (including applicable data privacy laws) and adequately securing the data. A third-party may be able to circumvent the security and business controls that we, our vendors, our franchisees, or our franchisees' vendors use to limit access and use of personal information, which could result in a breach of employee, consumer, or franchisee privacy.
A major breach, theft, or loss of the personal information described above that is held by us, our vendors, our franchisees, or our franchisees' vendors could adversely affect our reputation and restaurant operations as well as result in substantial fines, penalties, indemnification claims, and potential litigation against us which could negatively impact our results of operations and financial condition. We are subject to risks related with non-compliance of privacy and data protection laws and regulations. For example, under the European Union's General Data Protection Regulation (“GDPR”), companies must meet certain requirements regarding the handling of personal data or face penalties of up to 4% of worldwide revenue. Furthermore, the collection and safeguarding of personal information has increasingly attracted enhanced scrutiny from the general public in the United States and Canada, which has resulted in additional actual and proposed legislative and regulatory rules at the federal, provincial and state levels (e.g., the California Privacy Rights Act of 2020, Canada's Bill C-11 and Quebec’s Bill-64). These regulations as well as their interpretation and criteria for enforcement, continue to be subject to frequent change, and there may be other jurisdictions that propose or enact new or emerging data privacy requirements in the future. As a result of such legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, or misuse of personal data, even if no breach has been attempted or has occurred, has and in the future may lead to investigations and litigation and may adversely impact our brand, reputation, and business.
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
We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants, as well as the systems of our third-party vendors to whom we outsource certain administrative functions. Despite our implementation of security measures, all of our technology systems (including those of our vendors) are vulnerable to damage, disruption or failures due to physical theft, fire, power loss, telecommunications failure, or other catastrophic events, as well as from problems with transitioning to upgraded or replacement systems, internal and external security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. If any of our or our vendors' technology systems were to fail or become subject to ransomware and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our or our vendors' systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach due to human error.
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
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns approximately 93% of the Partnership exchangeable units and approximately 29% of the combined voting power with respect to RBI. The interests of 3G RBH and its principals may not always be aligned with the interests of the other holders of Partnership exchangeable units. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power of RBI, it will continue to be able to strongly influence or effectively control the business decisions of RBI and Partnership. 3G RBH and its principals may have interests that are different from those of the other holders of Partnership exchangeable units, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of the other holders of Partnership exchangeable units.
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
We are regularly involved in litigation including related to disputes with franchisees, suppliers, employees, team members, and customers, as well as disputes over our advertising claims about our food and over our intellectual property. See the discussion of Legal Proceedings in Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Active and potential disputes with franchisees could damage our brand reputation and our relationships with our broader franchise base. Such litigation may be expensive to defend, harm our reputation and divert resources away from our operations and negatively impact our reported earnings. Also, legal proceedings against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee. We, or our business partners, may become subject to claims for infringement of intellectual property rights and we may be required to indemnify or defend our business partners from such claims. Should management’s evaluation of our current exposure to legal matters pending against us prove incorrect and such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our financial condition or results of operations may be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Toronto, Ontario and consists of approximately 65,000 square feet which we lease. Our U.S. headquarters is located in Miami, Florida and consists of approximately 150,000 square feet which we lease. We also lease office property in Switzerland, Singapore and Jacksonville, Florida. Related to the TH business, we own five distribution centers and own two manufacturing plants throughout Canada. In addition to our corporate headquarters in Toronto, Ontario, we lease one office in Canada and lease one manufacturing plant in the U.S.
As of December 31, 2022, our restaurant footprint was as follows:

	TH	BK	PLK	FHS	Total
Franchise Restaurants
Sites owned by us and leased to franchisees	767	648	38	—	1,453
Sites leased by us and subleased to franchisees	2,764	716	45	—	3,525
Sites owned/leased directly by franchisees	2,062	18,375	3,967	1,203	25,607
Total franchise restaurant sites	5,593	19,739	4,050	1,203	30,585
Company Restaurants
Sites owned by us	1	16	10	—	27
Sites leased by us	6	34	31	39	110
Total company restaurant sites	7	50	41	39	137
Total system-wide restaurant sites	5,600	19,789	4,091	1,242	30,722

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
The Partnership exchangeable units trade on the Toronto Stock Exchange (“TSX”) under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange (“NYSE”) and the TSX under the ticker symbol “QSR”. As of February 14, 2023, there were 43 holders of record of Partnership exchangeable units.
Distribution Policy
On February 14, 2023, we announced that the RBI board of directors had declared a cash dividend of $0.55 per RBI common share for the first quarter of 2023. The dividend will be paid on April 5, 2023 to RBI common shareholders of record on March 22, 2023. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. To fund the RBI common share dividend, Partnership will also make a corresponding distribution in respect of the Class A common units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the RBI common shares.
RBI is targeting a total of $2.20 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2023.
We do not have a formal distribution policy. However, pursuant to the partnership agreement, RBI, as our general partner, must cause us to make distributions on our Class A common units and Partnership exchangeable units, when a dividend has been declared and is payable in respect of RBI common shares.
Although RBI’s board of directors declared a cash distribution on Partnership exchangeable units for each quarter of 2022 and for the first quarter of 2023, any future distributions on Partnership exchangeable units will be determined at the discretion of RBI’s board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that RBI’s board of directors deems relevant. Although we are targeting a total of $2.20 in declared distributions per Partnership exchangeable unit for 2023, there is no assurance that we will achieve our target total distributions for 2023 and satisfy our debt service and other obligations.
Issuer Purchases of Equity Securities
We distributed to RBI $326 million and $551 million during 2022 and 2021, respectively, to repurchase RBI common shares.
During 2022, we received exchange notices representing 1,996,818 Partnership exchangeable units, including 301,959 during the fourth quarter of 2022. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. During 2021, we received exchange notices representing 10,119,880 Partnership exchangeable units and satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. During 2020, we received exchange notices representing 10,393,861 Partnership exchangeable units. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by repurchasing 6,757,692 Partnership exchangeable units for approximately $380 million in cash and exchanging the remaining Partnership exchangeable units for the same number of newly issued RBI common shares. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of RBI common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Stock Performance Graph
The following graph depicts the total return to the holders of Partnership exchangeable units from December 31, 2017 through December 31, 2022, relative to the performance of the Standard & Poor’s/TSX Composite Index and the Standard & Poor’s/TSX Capped Consumer Discretionary Index, a peer group. The graph assumes an investment of $100 in Partnership exchangeable units and each index on December 31, 2017 and the reinvestment of distributions paid since that date. The price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Restaurant Brands International Limited Partnership (TSX)	$100	$96	$116	$112	$115	$134
S&P/TSX Composite Index (C$)	$100	$91	$112	$118	$148	$139
S&P/TSX Capped Consumer Discretionary Index (C$)	$100	$84	$97	$115	$138	$130

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for the year ended December 31, 2022 (our “Annual Report”).
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
This section generally discusses 2022 and 2021 items and the year-to-year comparisons between 2022 and 2021. For discussion of our financial condition and results of operations for 2020 and the year-to-year comparisons between 2021 and 2020, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.
Overview
We are a Canadian limited partnership that serves as the indirect holding company for Tim Hortons, Burger King, Popeyes and Firehouse Subs and their consolidated subsidiaries. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $35 billion in annual system-wide sales and approximately 30,000 restaurants in more than 100 countries as of December 31, 2022. Our Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands have similar franchise business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
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

We have four operating and reportable segments: (1) Tim Hortons (“TH”); (2) Burger King (“BK”); (3) Popeyes Louisiana Kitchen (“PLK”); and (4) Firehouse Subs (“FHS”). Our business generates revenue from the following sources: (i) sales, consisting primarily of supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales to retailers and sales at restaurants owned by us (“Company restaurants”); (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) advertising revenues and other services, consisting primarily of advertising fund contributions based on a percentage of sales reported by franchise restaurants.
Firehouse Acquisition
As described in Note 3, “Firehouse Acquisition,” to the notes to the consolidated financial statements, on December 15, 2021, we completed the acquisition of Firehouse Subs for total consideration of approximately $1,016 million (the “Firehouse Acquisition”). Our 2022 consolidated statement of operations includes FHS revenues and segment income for a full fiscal year. Our 2021 consolidated statement of operations included FHS revenues and segment income from the acquisition date of December 15, 2021 through December 26, 2021, the 2021 fiscal year end for FHS.
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

	2022	2021	2020
System-wide sales growth
Tim Hortons	13.7%	12.5%	(17.5)%
Burger King	14.3%	15.9%	(11.1)%
Popeyes	9.4%	7.3%	17.7%
Consolidated (a)	13.4%	13.8%	(8.6)%
Firehouse Subs (b)	4.2%	25.1%	1.8%
System-wide sales ($ in millions)
Tim Hortons	$7,164	$6,526	$5,488
Burger King	$25,482	$23,450	$20,038
Popeyes	$5,951	$5,519	$5,143
Firehouse Subs	$1,154	N/A	N/A
Consolidated (a)	$39,751	$35,495	$30,669
Firehouse Subs (b)	N/A	$1,091	$872
Comparable sales
Tim Hortons	10.0%	10.6%	(15.7)%
Burger King	9.7%	9.3%	(7.9)%
Popeyes	1.4%	(0.4)%	13.8%
Consolidated (a)	8.5%	7.9%	(6.6)%
Firehouse Subs (b)	0.6%	20.9%	(0.2)%
Net restaurant growth
Tim Hortons	5.8%	6.9%	0.3%
Burger King	2.8%	3.3%	(1.1)%
Popeyes	10.4%	7.4%	4.1%
Firehouse Subs	2.4%	N/A	N/A
Consolidated (a)	4.3%	4.5%	(0.2)%
Firehouse Subs (b)	N/A	1.6%	0.7%
System Restaurant count
Tim Hortons	5,600	5,291	4,949
Burger King	19,789	19,247	18,625
Popeyes	4,091	3,705	3,451
Firehouse Subs	1,242	1,213	—
Consolidated	30,722	29,456	27,025
Firehouse Subs (b)	N/A	N/A	1,194
(a) Consolidated system-wide sales growth and consolidated comparable sales do not include the results of Firehouse Subs for all of the periods presented. Consolidated system-wide sales and consolidated net restaurant growth do not include the results of Firehouse Subs for 2021 and 2020.
(b) For 2022, FHS system-wide sales growth, system-wide sales, comparable sales and net restaurant growth are for the period from December 27, 2021 through December 31, 2022. Firehouse Subs figures for 2021 and 2020 are shown for informational purposes only, consistent with its 2021 and 2020 fiscal calendar.

War in Ukraine
During the first quarter of 2022, we shared a number of actions that we have taken as a result of the events related to Russia's military invasion of Ukraine. Burger King is our only brand with restaurants in Russia, all of which are operated under a master franchise arrangement. We suspended all corporate support for the Russian market, including operations, marketing, and supply chain support in addition to refusing approvals for new investment and expansion. While for 2022 we include results from our franchised restaurants in Russia within reported key business metrics, we did not generate any new profits from restaurants in Russia in 2022 and do not expect to generate any new profits in 2023. Consequently, beginning in the first quarter of 2023, we intend to report key business metrics excluding the results from our franchised restaurants in Russia for all periods presented.
Below are the RBI consolidated and BK segment operational highlights excluding the results from Russia for each of the periods indicated.

Key Business Metrics (excluding Russia)	2022	2021	2020
System-wide sales growth
BK	13.5%	15.1%	(10.9)%
Consolidated (a)	12.9%	13.3%	(8.4)%
System-wide sales (in US$ millions)
BK	$24,402	$22,726	$19,532
Consolidated (a)	$38,671	$34,771	$30,163
Comparable sales
BK	9.0%	8.7%	(7.7)%
Consolidated (a)	7.9%	7.6%	(6.4)%
Net restaurant growth
BK	2.9%	3.2%	(1.2)%
Consolidated (a)	4.4%	4.4%	(0.3)%
Restaurant count
BK	18,969	18,427	17,860
Consolidated	29,902	28,636	26,260
(a)Consolidated system-wide sales growth, consolidated comparable sales, and consolidated net restaurant growth do not include the results of Firehouse Subs for all of the periods presented. Consolidated system-wide sales do not include the results of Firehouse Subs for 2021 and 2020. Consolidated restaurant count does not include the results of Firehouse Subs for 2020.
COVID-19 and Macro Economic Environment
The global crisis resulting from the spread of COVID-19 impacted our global restaurant operations during 2022, 2021 and 2020, though in 2022 the impact was more modest than in the prior years. During 2022, 2021 and 2020, substantially all restaurants remained open, some with limited operations, such as reduced, if any, dine-in capacity, and/or restrictions on hours of operation. Certain markets periodically required temporary closures while implementing government mandated lockdown orders. For example, while most regions eased restrictions, increases in cases and new variants caused certain markets, including China, to re-impose temporary restrictions as a result of government mandates in 2022.
In addition, during 2022, there were increases in commodity, labor, and energy costs partially due to the macroeconomic impact of both COVID-19 and the war in Ukraine. Further significant increases in inflation could affect the global, Canadian and U.S. economies, resulting in foreign exchange pressures and rising interest rates which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

Results of Operations
Tabular amounts in millions of U.S. dollars unless noted otherwise. Segment income may not calculate exactly due to rounding.

				2022 vs. 2021			2021 vs. 2020
Consolidated	2022	2021	2020	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,819	$2,378	$2,013	$441	$(79)	$520	$365	$108	$257
Franchise and property revenues	2,661	2,443	2,121	218	(84)	302	322	55	267
Advertising revenues and other services	1,025	918	834	107	(11)	118	84	13	71
Total revenues	6,505	5,739	4,968	766	(174)	940	771	176	595
Operating costs and expenses:
Cost of sales	2,312	1,890	1,610	(422)	62	(484)	(280)	(86)	(194)
Franchise and property expenses	518	489	515	(29)	12	(41)	26	(22)	48
Advertising expenses and other services	1,077	986	870	(91)	13	(104)	(116)	(14)	(102)
General and administrative expenses	631	484	407	(147)	10	(157)	(77)	(9)	(68)
(Income) loss from equity method investments	44	4	39	(40)	(1)	(39)	35	—	35
Other operating expenses (income), net	25	7	105	(18)	(9)	(9)	98	1	97
Total operating costs and expenses	4,607	3,860	3,546	(747)	87	(834)	(314)	(130)	(184)
Income from operations	1,898	1,879	1,422	19	(87)	106	457	46	411
Interest expense, net	533	505	508	(28)	1	(29)	3	(1)	4
Loss on early extinguishment of debt	—	11	98	11	—	11	87	—	87
Income before income taxes	1,365	1,363	816	2	(86)	88	547	45	502
Income tax (benefit) expense	(117)	110	66	227	4	223	(44)	1	(45)
Net income	$1,482	$1,253	$750	$229	$(82)	$311	$503	$46	$457
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

				2022 vs. 2021			2021 vs. 2020
TH Segment	2022	2021	2020	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,631	$2,249	$1,876	$382	$(79)	$461	$373	$108	$265
Franchise and property revenues	925	864	745	61	(30)	91	119	44	75
Advertising revenues and other services	267	229	189	38	(8)	46	40	11	29
Total revenues	3,823	3,342	2,810	481	(117)	598	532	163	369
Cost of sales	2,131	1,765	1,484	(366)	62	(428)	(281)	(86)	(195)
Franchise and property expenses	333	337	328	4	11	(7)	(9)	(20)	11
Advertising expenses and other services	280	278	204	(2)	10	(12)	(74)	(12)	(62)
Segment G&A	127	109	93	(18)	3	(21)	(16)	(4)	(12)
Segment depreciation and amortization (b)	109	126	113	17	4	13	(13)	(6)	(7)
Segment income (c)	1,073	997	823	76	(35)	111	174	47	127
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales and franchise and property expenses.

(c)TH segment income includes $13 million, $17 million and $9 million of cash distributions received from equity method investments for 2022, 2021 and 2020, respectively.

				2022 vs. 2021			2021 vs. 2020
BK Segment	2022	2021	2020	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$70	$64	$64	$6	$—	$6	$—	$—	$—
Franchise and property revenues	1,342	1,292	1,113	50	(52)	102	179	11	168
Advertising revenues and other services	485	457	425	28	(3)	31	32	2	30
Total revenues	1,897	1,813	1,602	84	(55)	139	211	13	198
Cost of sales	74	66	65	(8)	—	(8)	(1)	—	(1)
Franchise and property expenses	167	142	176	(25)	1	(26)	34	(2)	36
Advertising expenses and other services	522	473	442	(49)	3	(52)	(31)	(2)	(29)
Segment G&A	177	162	146	(15)	4	(19)	(16)	(1)	(15)
Segment depreciation and amortization (b)	47	48	49	1	1	—	1	—	1
Segment income (d)	1,007	1,021	823	(14)	(48)	34	198	8	190
(d)BK segment income includes $1 million and $4 million of cash distributions received from equity method investments for 2022 and 2021, respectively. No significant cash distributions were received from equity method investments in 2020.

				2022 vs. 2021			2021 vs. 2020
PLK Segment	2022	2021	2020	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$78	$64	$73	$14	$—	$14	$(9)	$—	$(9)
Franchise and property revenues	309	283	263	26	(2)	28	20	—	20
Advertising revenues and other services	260	232	220	28	—	28	12	—	12
Total revenues	647	579	556	68	(2)	70	23	—	23
Cost of sales	72	58	61	(14)	—	(14)	3	—	3
Franchise and property expenses	11	9	11	(2)	—	(2)	2	—	2
Advertising expenses and other services	263	235	224	(28)	—	(28)	(11)	—	(11)
Segment G&A	65	56	49	(9)	—	(9)	(7)	—	(7)
Segment depreciation and amortization (b)	7	7	8	—	—	—	1	—	1
Segment income	242	228	218	14	(2)	16	10	—	10

FHS Segment	2022	2021	Variance
Revenues:
Sales	$40	$1	$39
Franchise and property revenues	85	4	81
Advertising revenues and other services	13	—	13
Total revenues	138	5	133
Cost of sales	35	1	(34)
Franchise and property expenses	7	1	(6)
Advertising expenses and other services	12	—	(12)
Segment G&A	31	1	(30)
Segment depreciation and amortization (b)	2	—	(2)
Segment income	56	2	54

Comparable Sales
TH comparable sales were 10.0% during 2022, including Canada comparable sales of 11.6%.
BK comparable sales were 9.7% during 2022, including rest of the world comparable sales of 15.9% and U.S. comparable sales of 2.2%.
PLK comparable sales were 1.4% during 2022, including U.S. comparable sales of (0.5)%.
FHS comparable sales were 0.6% during 2022, including U.S. comparable sales of 1.1%.
Sales and Cost of Sales
Sales include TH supply chain sales and sales from Company restaurants. TH supply chain sales represent sales of products, supplies and restaurant equipment, as well as sales to retailers. Sales from Company restaurants represent restaurant-level sales to our guests.
Cost of sales includes costs associated with the management of our TH supply chain, including cost of goods, direct labor and depreciation, as well as the cost of products sold to retailers. Cost of sales also includes food, paper and labor costs of Company restaurants.
During 2022, the increase in sales was driven by an increase of $461 million in our TH segment, an increase of $39 million from our FHS segment reflecting a full year, an increase of $14 million in our PLK segment and an increase of $6 million in our BK segment, partially offset by an unfavorable FX Impact of $79 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees and an increase in sales to retailers.
During 2022, the increase in cost of sales was primarily driven by an increase of $428 million in our TH segment, an increase of $34 million from our FHS segment reflecting a full year, an increase of $14 million in our PLK segment and an increase of $8 million in our BK segment, partially offset by a favorable FX Impact of $62 million. The increase in our TH segment was driven by increases in supply chain sales and sales to retailers, as well as commodity price increases.
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
During 2022, the increase in franchise and property revenues was driven by an increase of $102 million in our BK segment, an increase of $91 million in our TH segment, an increase of $81 million from our FHS segment reflecting a full year, and an increase of $28 million in our PLK segment, partially offset by an unfavorable FX Impact of $84 million. The increases were primarily driven by increases in royalties in our BK, TH and PLK segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During 2022, the increase in franchise and property expenses was driven by an increase of $26 million in our BK segment, an increase of $7 million in our TH segment, an increase of $6 million from our FHS segment reflecting a full year, and an increase of $2 million in our PLK segment, partially offset by a favorable FX Impact of $12 million. The increase in our BK segment was primarily related to bad debt expenses in the current year, inclusive of Russia, compared to bad debt recoveries in the prior year.
Advertising and Other Services
Advertising revenues and other services consist primarily of advertising contributions earned on franchise sales and are based on a percentage of sales reported by franchise restaurants and intended to fund advertising expenses. This line item also includes other services which consist primarily of fees from digital sales that partially offset expenses related to technology initiatives. Advertising expenses and other services consist primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands. We generally manage advertising expenses to equal advertising revenues in the long term, however in some periods there may be a mismatch in the timing of revenues and expense or higher expenses due to our support initiatives behind the marketing programs.

During 2022, the increase in advertising revenues and other services was driven by an increase of $46 million in our TH segment, an increase of $31 million in our BK segment, an increase of $28 million in our PLK segment, and an increase of $13 million from our FHS segment reflecting a full year, partially offset by an unfavorable FX Impact of $11 million. The increases in our TH, BK and PLK segments were primarily driven by increases in system-wide sales.
During 2022, the increase in advertising expenses and other services was driven by an increase of $52 million in our BK segment, an increase of $28 million in our PLK segment, an increase of $12 million in our TH segment, and an increase of $12 million in our FHS segment reflecting a full year, partially offset by a favorable FX Impact of $13 million. The increases in our BK, PLK and TH segments were driven primarily by increases in advertising revenues and other services. Additionally, our BK segment reflects increases in expenses related to technology initiatives and our TH segment reflects the non-recurrence of our support behind the prior year marketing program in Canada.
General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

				2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
				Favorable / (Unfavorable)
TH Segment G&A	$127	$109	$93	$(18)	(17)%	$(16)	(17)%
BK Segment G&A	177	162	146	(15)	(9)%	(16)	(11)%
PLK Segment G&A	65	56	49	(9)	(16)%	(7)	(14)%
FHS Segment G&A	31	1	—	(30)	NM	(1)	NM
Share-based compensation and non-cash incentive compensation expense	136	102	84	(34)	(33)%	(18)	(21)%
Depreciation and amortization	25	20	19	(5)	(25)%	(1)	(5)%
FHS Transaction costs	24	18	—	(6)	(33)%	(18)	NM
Corporate restructuring and tax advisory fees	46	16	16	(30)	(188)%	—	—%
General and administrative expenses	$631	$484	$407	$(147)	(30)%	$(77)	(19)%
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
During 2022, the increases in Segment G&A for our TH, BK and PLK segments were primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising, and the increase in Segment G&A for our FHS segment is driven by a full year of results in 2022.
During 2022, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity awards granted during 2022, shorter vesting periods for equity awards granted in 2022 and 2021 and the non-recurrence of equity award forfeitures during 2021.
In connection with the Firehouse Acquisition, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs. We expect to incur additional FHS Transaction costs in early 2023.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including services related to significant tax reform legislation, regulations and related restructuring initiatives, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and tax advisory fees”). The increase in Corporate restructuring and tax advisory fees in 2022 reflects increased costs associated with finalizing restructuring initiatives and execution of restructuring actions in 2022 compared to primarily planning activities in 2021. We expect to incur additional Corporate restructuring and tax advisory fees during 2023.

(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and impairment charges.
The change in (income) loss from equity method investments during 2022 was primarily driven by an increase in equity method investment net losses and an impairment charge that we recognized during the current year. For additional information on equity method impairment charges, see Note 7, “Equity Method Investments”, of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2022	2021	2020
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$4	$2	$6
Litigation settlements and reserves, net	11	81	7
Net losses (gains) on foreign exchange	(4)	(76)	100
Other, net	14	—	(8)
Other operating expenses (income), net	$25	$7	$105
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
In early 2022, we entered into negotiations to resolve business disputes that arose during 2021 with counterparties to the master franchise agreements for Burger King and Popeyes in China. Based on these discussions, we paid approximately $100 million in 2022, $5 million and $72 million of which was recorded as Litigation settlements and reserves, net in 2022 and 2021, respectively. The majority of this amount related to Popeyes, resolved our disputes, and allowed us to move forward in the market with a new master franchisee. Additionally, pursuant to this agreement we and our partners have made equity contributions to the Burger King business in China.
Net losses (gains) on foreign exchange are primarily related to revaluation of foreign denominated assets and liabilities.
Interest Expense, net

	2022	2021	2020
Interest expense, net	$533	$505	$508
Weighted average interest rate on long-term debt	4.4%	4.2%	4.4%
During 2022, interest expense, net increased primarily due to an increase in long-term debt and an increase in the weighted average interest rate driven by increases in interest rates. There is a market expectation that U.S. benchmark rates will continue to increase in 2023, which would impact our floating rate debt.
Income Tax Expense
Our effective tax rate was (8.6)% in 2022 and 8.1% in 2021. The effective tax rate for 2022 includes a net decrease in tax reserves of $364 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 26.7%. The effective tax rate for 2021 includes a net decrease in tax reserves of $101 million related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 7.4%. The effective tax rates for 2022 and 2021 also reflect the mix of income from multiple tax jurisdictions, and the impact of internal financing arrangements and structural changes.

Net Income
We reported net income of $1,482 million for 2022 compared to net income of $1,253 million for 2021. The increase in net income is primarily due to an income tax benefit of $117 million in the current year compared to an income tax expense of $110 million in the prior year, a $76 million increase in TH segment income, a $54 million increase in FHS segment income reflecting a full year, a $14 million increase in PLK segment income, the non-recurrence of $11 million of loss on early extinguishment of debt, and an $11 million decrease in depreciation and amortization. These factors were partially offset by a $34 million increase in share-based compensation and non-cash incentive compensation expense, a $34 million unfavorable change from the impact of equity method investments, a $30 million increase in Corporate restructuring and tax advisory fees, a $28 million increase in interest expense, net, an $18 million increase in other operating expenses (income), net, a $14 million decrease in BK segment income, and an increase of $6 million of FHS Transaction costs. Amounts above include a total unfavorable FX Impact to net income of $82 million.
Non-GAAP Reconciliations
The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. These non-GAAP measures do not have a standardized meaning under U.S. GAAP and may differ from similar captioned measures of other companies in our industry. We believe that these non-GAAP measures are useful to investors in assessing our operating performance, as they provide them with the same tools that management uses to evaluate our performance and are responsive to questions we receive from both investors and analysts. By disclosing these non-GAAP measures, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. EBITDA is defined as earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA excluding (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the Firehouse Acquisition consisting of professional fees, compensation related expenses and integration costs; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted EBITDA, as defined above, also represents our measure of segment income for each of our four operating segments.

	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
				Favorable / (Unfavorable)

Net income	$1,482	$1,253	$750	$229	$503
Income tax (benefit) expense	(117)	110	66	227	(44)
Loss on early extinguishment of debt	—	11	98	11	87
Interest expense, net	533	505	508	(28)	3
Income from operations	1,898	1,879	1,422	19	457
Depreciation and amortization	190	201	189	11	(12)
EBITDA	2,088	2,080	1,611	8	469
Share-based compensation and non-cash incentive compensation expense	136	102	84	(34)	(18)
FHS Transaction costs	24	18	—	(6)	(18)
Corporate restructuring and tax advisory fees	46	16	16	(30)	—
Impact of equity method investments (a)	59	25	48	(34)	23
Other operating expenses (income), net	25	7	105	(18)	98
Adjusted EBITDA	$2,378	$2,248	$1,864	$130	$384

Segment income:
TH	$1,073	$997	$823	$76	$174
BK	1,007	1,021	823	(14)	198
PLK	242	228	218	14	10
FHS	56	2	—	54	2
Adjusted EBITDA	$2,378	$2,248	$1,864	$130	$384
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
The increase in Adjusted EBITDA for 2022 was driven primarily by an increase in TH segment income and the inclusion of a full year of FHS in 2022 compared to the period December 15 through December 26 in the prior year. The increase in segment income for our TH segment was driven by the increase in system-wide sales and by advertising expenses exceeding advertising revenues in the current year to a lesser extent than in the prior year driven by our support behind the marketing program in Canada in the prior year, partially offset by an increase in TH Segment G&A and lower cash distributions received from equity method investments. The increase in Adjusted EBITDA includes an unfavorable FX Impact of $85 million.

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
At December 31, 2022, we had cash and cash equivalents of $1,178 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.

In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. As part of the plan, we will enhance ongoing franchisee investments by investing $400 million over the next two years, comprising $150 million in advertising and digital investments (“Fuel the Flame”) and $250 million in high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). As of December 31, 2022, we have funded a total of $13 million toward the Fuel the Flame investment and $17 million toward our Royal Reset investment.
On July 28, 2021, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $1,000 million of RBI common shares until August 10, 2023. Repurchases under RBI's authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. During 2022, RBI repurchased and cancelled 6,101,364 RBI common shares on the open market for $326 million and during 2021 RBI repurchased and cancelled 9,247,648 RBI common shares on the open market for $551 million. Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases. As of December 31, 2022, RBI had $123 million remaining under its share repurchase authorization.
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
Debt Instruments and Debt Service Requirements
As of December 31, 2022, our long-term debt consists primarily of borrowings under our Credit Facilities (as defined below), amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, RE Facility (each as defined below), and obligations under finance leases. Two of our subsidiaries (the “Borrowers”) have issued the Credit Facilities and Senior Notes. For further information about our long-term debt, see Note 9, “Long Term Debt,” of the notes to the consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data” of our Annual Report.
Credit Facilities
As of December 31, 2022, there was $6,440 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 6.00%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Adjusted Term SOFR (“Secured Overnight Financing Rate”) (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75% or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and LIBOR/SOFR as of December 31, 2022, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $394 million in interest payments and $85 million in principal payments. In addition, based on LIBOR as of December 31, 2022, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $103 million for the next twelve months. The Term Loan A matures on December 13, 2026 and the Term Loan B matures on November 19, 2026, and we may prepay the Term Loan Facilities in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facilities may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2022, we had no amounts outstanding under our Revolving Credit Facility (including revolving loans, swingline loans and letters of credit), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. The interest rate applicable to amounts drawn under each letter of credit ranges from 0.75% to 1.50%, depending on our net first lien leverage ratio.

Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
Senior Notes
The Borrowers entered into indentures in connection with the issuance of the following senior notes (collectively the “Senior Notes Indentures”):

Amount (in millions)	Interest Rate	Lien Priority	Due Date
$1,550	3.875%	First lien	January 15, 2028
$500	5.75%	First lien	April 15, 2025
$750	3.50%	First lien	February 15, 2029
$750	4.375%	Second lien	January 15, 2028
$2,900	4.00%	Second lien	October 15, 2030
No principal payments are due until maturity and interest is paid semi-annually.
The Borrowers may redeem a series of senior notes, in whole or in part, at any time at the redemption prices set forth in the applicable Senior Notes Indenture; provided that if the redemption is prior to February 15, 2024 for the 3.50% First Lien Senior Notes, and October 15, 2025 for the 4.00% Second Lien Senior Notes, it will instead be at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Senior Notes Indentures also contain redemption provisions related to tender offers, change of control and equity offerings, among others.
Based on the amounts outstanding at December 31, 2022, required debt service for the next twelve months on all of the senior notes outstanding is approximately $264 million in interest payments.
TH Facility and RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2022, we had approximately C$203 million outstanding under the TH Facility with a weighted average interest rate of 6.07%.
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of 1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of December 31, 2022, we had approximately $2 million outstanding under the RE Facility with a weighted average interest rate of 5.97%.
Based on the amounts outstanding under the TH Facility as of December 31, 2022, required debt service for the next twelve months is estimated to be approximately $9 million in interest payments and $10 million in principal payments. Based on the amounts outstanding under the RE Facility as of December 31, 2022, required debt service for the next twelve months is not material.

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
As of December 31, 2022, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, RE Facility and the Senior Notes Indentures, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions
On January 4, 2023, RBI paid a dividend of $0.54 per RBI common share and Partnership made a distribution on the same day to RBI as holder of Class A common units in the amount of the aggregate dividends paid by RBI on RBI common shares. On January 4, 2022, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per Partnership exchangeable unit.
On February 14, 2023, we announced that the RBI board of directors had declared a quarterly cash dividend of $0.55 per common share for the first quarter of 2023, payable on April 5, 2023 to RBI shareholders of record on March 22, 2023. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of an RBI common share. The record date and payment date for these distributions on the Partnership exchangeable units are to be the same as the relevant record date and payment date for the corresponding dividends on RBI common shares. Accordingly, Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
RBI and Partnership are targeting a total of $2.20 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2023.
Because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of February 14, 2023, we had outstanding 202,006,067 Class A common units issued to RBI and 142,996,640 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and RBI’s outstanding equity awards, see Note 14 to the accompanying consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
The holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of RBI common shares.

Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,490 million in 2022, compared to $1,726 million in 2021. The decrease in cash provided by operating activities was driven by a decrease in cash provided by working capital, an increase in interest payments, an increase in income tax payments, and a decrease in BK segment income, partially offset by increases in TH, FHS and PLK segment income.
Investing Activities
Cash used for investing activities was $64 million in 2022, compared to $1,103 million in 2021. The change in cash used for investing activities was primarily driven by the Firehouse Subs acquisition in 2021, partially offset by an increase in proceeds from derivatives.
Financing Activities
Cash used for financing activities was $1,307 million in 2022, compared to $1,093 million in 2021. The change in cash used for financing activities was driven primarily by a decrease in proceeds from the issuance of debt, partially offset by a decrease in repayments of debt and finance leases, a decrease in distributions to RBI to repurchase RBI common shares, and proceeds from derivatives in the current year compared to payments from derivatives in the prior year.
Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2022 include:
Debt Obligations and Interest Payments — Refer to Note 9, “Long-Term Debt,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for further information on our obligations and the timing of expected payments. Future interest payments on our outstanding debt as of December 31, 2022 total $3,138 million, with $669 million due within the next twelve months. We have estimated our interest payments through the maturity of our Credit Facilities based on LIBOR and SOFR as of December 31, 2022.
Operating and Finance Leases — Refer to Note 10, “Leases,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for further information on our obligations and the timing of expected payments.
Purchase Commitments — Purchase obligations include commitments to purchase green coffee, certain food ingredients, advertising expenditures, and obligations related to information technology and service agreements. We have purchase obligations of approximately $567 million at December 31, 2022, with approximately $536 million due within the next 12 months.
Unrecognized Tax Benefit — Our contractual obligations and commitments include approximately $166 million of gross liabilities for unrecognized tax benefits and accrued interest and penalties relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits, see Note 11, “Income Taxes”, of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2022, no material amounts are outstanding under these guarantees.
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
We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:
Business Combinations
The Firehouse Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at December 15, 2021. As of December 31, 2022, we have recorded the final allocation of consideration to net tangible and intangible assets acquired.
In the event that actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.
See Note 3, “Firehouse Acquisition,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for the Firehouse Acquisition.
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
We completed our impairment reviews for goodwill and the Brands as of October 1, 2022, 2021 and 2020 and no impairment resulted. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill or the Brands. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates.
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
On December 28, 2021, the U.S. Treasury Department released final regulations (T.D. 9959, published in the Federal Register on January 4, 2022) restricting the ability to credit certain foreign taxes, applicable prospectively starting January 1, 2022. Due to these new regulations, we released a portion of the valuation allowance on our foreign tax credit carryforwards during the current year. Based on our current analysis, we do not expect these regulations to have a material, ongoing impact as we anticipate being in an excess credit position prospectively. On November 18, 2022, the U.S. Treasury Department released proposed regulations including additional guidance with respect to the reattribution asset rule for purposes of allocating and apportioning foreign taxes, the cost recovery requirement, and the attribution rule for withholding taxes on royalty payments. We will continue to evaluate the potential effect of these proposed regulations as further guidance becomes available.
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
We are generally permanently reinvested on any potential outside basis differences except for unremitted earnings and profits and thus do not record a deferred tax liability for such outside basis differences. To the extent of unremitted earnings and profits, we generally review various factors including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity and expected cash requirements to fund our various obligations and record deferred taxes to the extent we expect to distribute. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.
We use an estimate of the annual effective income tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective income tax rate is calculated at year-end.
See Note 11, “Income Taxes,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for income taxes.
New Accounting Pronouncements
See Note 2, “Significant Accounting Policies – New Accounting Pronouncements,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about new accounting pronouncements.
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
Currency Exchange Risk
We report our results in U.S. dollars, which is our reporting currency. The operations of each of TH, BK, PLK and FHS that are denominated in currencies other than the U.S. dollar are impacted by fluctuations in currency exchange rates and changes in currency regulations. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for financial reporting purposes. Royalty payments from BK franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. Furthermore, franchise royalties from each of TH’s, BK’s, PLK's and FHS's international franchisees are calculated based on local currency sales; consequently, franchise revenues are still impacted by fluctuations in currency exchange rates. Each of their respective revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $2,250 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in accumulated other comprehensive income (loss) (“AOCI”) to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was an asset of $44 million as of December 31, 2022. The net unrealized gains, net of tax, related to these derivative instruments included in AOCI totaled $50 million as of December 31, 2022. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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
During 2022, income from operations would have decreased or increased approximately $190 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facilities and Revolving Credit Facility, which bear interest at LIBOR and SOFR plus a spread, subject to a LIBOR and SOFR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. At December 31, 2022, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $4,000 million of our Term Loan Facilities. The total notional value of these interest rate swaps is $4,000 million, of which $3,500 million expire on October 31, 2028 and $500 million expire on September 30, 2026.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and LIBOR and SOFR as of December 31, 2022, a hypothetical 1.00% increase in LIBOR and SOFR would increase our annual interest expense by approximately $24 million.
While the discontinuation of LIBOR after June 2023 will impact our Term Loan B facility and our interest rate swap agreements, we do not anticipate the transition to an alternate reference rate will have a material impact on our consolidated financial condition, results of operations or cash flows.
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
We do not make use of financial instruments to hedge commodity prices. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions at such time. Generally, increases and decreases in commodity costs are largely passed through to franchisee owners, resulting in higher or lower revenues and higher or lower costs of sales from our business. These changes may impact percentage margins as many of these products are typically priced based on a fixed-dollar mark-up. We and our franchisees have some ability to increase product pricing to offset a rise in commodity prices, subject to acceptance by franchisees and guests.
Impact of Inflation
While inflation did not have a material impact on our operations in 2021 or 2020, inflationary pressures in 2022 were significant and may continue going forward. Further significant increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our ability to become one of the most efficient franchised QSR operators in the world; (ii) the benefits of our fully franchised business model; (iii) the domestic and international growth opportunities for the Tim Hortons, Burger King, Popeyes and Firehouse Subs brands, both in existing and new markets; (iv) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (v) our continued use of joint ventures structures and master franchise and development agreements in connection with our domestic and international expansion and potential deployment of similar arrangements for Firehouse Subs in the future; (vi) the impact of our strategies on the growth of our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands and our profitability; (vii) our commitment to technology and innovation, our continued investment in our technology capabilities and our plans and strategies with respect to digital sales, our information systems and technology offerings and investments; (viii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (ix) our ability to drive traffic, expand our customer base and allow restaurants to expand into new dayparts through new product innovation; (x) the benefits accrued from sharing and leveraging best practices among our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands; (xi) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (xii) the impact of our cost management initiatives at each of our brands; (xiii) the continued use of certain franchise incentives, their impact on our financial results and our ability to mitigate such impact; (xiv) the impact of our modern image remodel initiative and our ability to mitigate the negative impact of such initiative on royalty rates through entry into new BK franchise agreements; (xv) the effects and continued impact of the COVID-19 pandemic on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees, including local conditions and government-imposed limitations and restrictions; (xvi) our digital and marketing initiatives, including the success of our “Reclaim the Flame” initiative on sales growth and franchisee profitability; (xvii) our future financial obligations, including annual debt service requirements, capital expenditures and dividend payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (xviii) our future uses of liquidity, including distribution payments and RBI share repurchases or partnership exchangeable unit repurchases; (xix) any future cash flow support to franchisees and the impact of such support on our future cash flow and financial results; (xx) the amount and timing of future FHS Transaction costs and Corporate restructuring and tax advisory fees; (xxi) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xxii) the amount of net cash settlements we expect to pay on our derivative instruments; (xxiii) our tax positions and their compliance with applicable tax laws; (xxiv) certain accounting matters, including the impact of changes in accounting standards; (xxv) certain tax matters, including our estimates with respect to tax matters and their impact on future periods, and any costs associated with contesting tax liabilities; (xxvi) the impact of inflation on our results of operations; (xxvii) our goals with respect to reduction in greenhouse gas emissions; (xxviii) the impact of governmental regulation, both domestically and internationally, on our business and financial and operational results; (xxix) the adequacy of our facilities to meet our current requirements; (xxx) our future financial and operational results; (xxxi) certain litigation matters; (xxxii) our target total distribution for 2023; (xxxiii) our sustainability initiatives and the impact of government sustainability regulation and initiatives; and (xxxiv) the impact of the conflict between Russia and Ukraine.

Our forward-looking statements, included in this Annual Report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; and (12) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (13) evolving legislation and regulations in the area of franchise and labor and employment law; and (14) our ability to address environmental and social sustainability issues.

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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Partnership are being made only in accordance with authorizations of management and directors of RBI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Partnership’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of Partnership’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that Partnership’s internal control over financial reporting was effective as of December 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, Partnership’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors,
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Gross unrecognized tax benefits

As discussed in Notes 2 and 11 to the consolidated financial statements, the Partnership records a liability for unrecognized tax benefits associated with uncertain tax positions. The Partnership recognizes tax benefits from tax positions only if there is more than a 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities, based on the technical merits of the positions. As of December 31, 2022, the Partnership has recorded gross unrecognized tax benefits, excluding associated interest and penalties, of $139 million.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors,
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:
Opinion on Internal Control Over Financial Reporting
We have audited Restaurant Brands International Limited Partnership and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2023

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,178	$1,087
Accounts and notes receivable, net of allowance of $36 and $18, respectively	614	547
Inventories, net	133	96
Prepaids and other current assets	123	86
Total current assets	2,048	1,816
Property and equipment, net of accumulated depreciation and amortization of $1,061 and $979, respectively	1,950	2,035
Operating lease assets, net	1,082	1,130
Intangible assets, net	10,991	11,417
Goodwill	5,688	6,006
Net investment in property leased to franchisees	82	80
Other assets, net	905	762
Total assets	$22,746	$23,246
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$758	$614
Other accrued liabilities	1,001	947
Gift card liability	230	221
Current portion of long-term debt and finance leases	127	96
Total current liabilities	2,116	1,878
Long-term debt, net of current portion	12,839	12,916
Finance leases, net of current portion	311	333
Operating lease liabilities, net of current portion	1,027	1,070
Other liabilities, net	872	1,822
Deferred income taxes, net	1,313	1,374
Total liabilities	18,478	19,393
Commitments and contingencies (Note 17)
Partners’ capital:
Class A common units - 202,006,067 units issued and outstanding at December 31, 2022 and December 31, 2021	8,735	8,421
Partnership exchangeable units - 142,996,640 units issued and outstanding at December 31, 2022; 144,993,458 units issued and outstanding at December 31, 2021	(3,496)	(3,547)
Accumulated other comprehensive income (loss)	(973)	(1,024)
Total Partners’ capital	4,266	3,850
Noncontrolling interests	2	3
Total equity	4,268	3,853
Total liabilities and equity	$22,746	$23,246
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership:

By:	/s/ J. Patrick Doyle	By:	/s/ Ali Hedayat
	J. Patrick Doyle, Executive Chairman of Restaurant Brands International Inc.		Ali Hedayat, Director of Restaurant Brands International Inc.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)

	2022	2021	2020
Revenues:
Sales	$2,819	$2,378	$2,013
Franchise and property revenues	2,661	2,443	2,121
Advertising revenues and other services	1,025	918	834
Total revenues	6,505	5,739	4,968
Operating costs and expenses:
Cost of sales	2,312	1,890	1,610
Franchise and property expenses	518	489	515
Advertising expenses and other services	1,077	986	870
General and administrative expenses	631	484	407
(Income) loss from equity method investments	44	4	39
Other operating expenses (income), net	25	7	105
Total operating costs and expenses	4,607	3,860	3,546
Income from operations	1,898	1,879	1,422
Interest expense, net	533	505	508
Loss on early extinguishment of debt	—	11	98
Income before income taxes	1,365	1,363	816
Income tax (benefit) expense	(117)	110	66
Net income	1,482	1,253	750
Net income attributable to noncontrolling interests	3	4	2
Net income attributable to common unitholders	$1,479	$1,249	$748
Earnings per unit - basic and diluted (Note 4):
Class A common units	$4.99	$4.15	$2.41
Partnership exchangeable units	$3.28	$2.72	$1.62
Weighted average units outstanding - basic and diluted (in millions) (Note 4):
Class A common units	202	202	202
Partnership exchangeable units	144	151	162
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2022	2021	2020
Net income	$1,482	$1,253	$750

Foreign currency translation adjustment	(703)	(67)	332
Net change in fair value of net investment hedges, net of tax of $(77), $15, and $60	332	111	(242)
Net change in fair value of cash flow hedges, net of tax of $(141), $(36), and $91	382	96	(244)
Amounts reclassified to earnings of cash flow hedges, net of tax of $(12), $(36), and $(27)	34	96	73
Gain (loss) recognized on defined benefit pension plans and other items, net of tax of $(2), $(3), and $3	6	15	(16)
Other comprehensive income (loss)	51	251	(97)
Comprehensive income (loss)	1,533	1,504	653
Comprehensive income (loss) attributable to noncontrolling interests	3	4	2
Comprehensive income (loss) attributable to common unitholders	$1,530	$1,500	$651
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions of U.S. dollars, except unit data)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balances at December 31, 2019	202,006,067	$7,786	165,507,199	$(2,353)	$(1,178)	$4	$4,259
Distributions declared on Class A common units ($3.12 per unit)	—	(631)	—	—	—	—	(631)
Distributions declared on partnership exchangeable units ($2.08 per unit)	—	—	—	(336)	—	—	(336)
Exchange of Partnership exchangeable units for RBI common shares	—	195	(3,636,169)	(195)	—	—	—
Repurchase of Partnership exchangeable units	—	—	(6,757,692)	(380)	—	—	(380)
Capital contribution from RBI Inc.	—	158	—	—	—	—	158
Restaurant VIE distributions	—	—	—	—	—	(2)	(2)
Net income	—	486	—	262	—	2	750
Other comprehensive income (loss)	—	—	—	—	(97)	—	(97)
Balances at December 31, 2020	202,006,067	$7,994	155,113,338	$(3,002)	$(1,275)	$4	$3,721
Distributions declared on Class A common units ($3.26 per unit)	—	(658)	—	—	—	—	(658)
Distributions declared on partnership exchangeable units ($2.12 per unit)	—	—	—	(318)	—	—	(318)
Exchange of Partnership exchangeable units for RBI common shares	—	638	(10,119,880)	(638)	—	—	—
Distributions to RBI for repurchase of RBI common shares	—	(551)	—	—	—	—	(551)
Capital contribution from RBI Inc.	—	160	—	—	—	—	160
Restaurant VIE distributions	—	—	—	—	—	(5)	(5)
Net income	—	838	—	411	—	4	1,253
Other comprehensive income (loss)	—	—	—	—	251	—	251
Balances at December 31, 2021	202,006,067	$8,421	144,993,458	$(3,547)	$(1,024)	$3	$3,853
Distributions declared on Class A common units ($3.28 per unit)	—	(664)	—	—	—	—	(664)
Distributions declared on partnership exchangeable units ($2.16 per unit)	—	—	—	(309)	—	—	(309)
Exchange of Partnership exchangeable units for RBI common shares	—	111	(1,996,818)	(111)	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(326)	—	—	—	—	(326)
Capital contribution from RBI Inc.	—	185	—	—	—	—	185
Restaurant VIE distributions	—	—	—	—	—	(4)	(4)
Net income	—	1,008	—	471	—	3	1,482
Other comprehensive income (loss)	—	—	—	—	51	—	51
Balances at December 31, 2022	202,006,067	$8,735	142,996,640	$(3,496)	$(973)	$2	$4,268
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2022	2021	2020
Cash flows from operating activities:
Net income	$1,482	$1,253	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190	201	189
Premiums paid and non-cash loss on early extinguishment of debt	—	11	97
Amortization of deferred financing costs and debt issuance discount	28	27	26
(Income) loss from equity method investments	44	4	39
Loss (gain) on remeasurement of foreign denominated transactions	(4)	(76)	100
Net (gains) losses on derivatives	(9)	87	32
Share-based compensation and non-cash incentive compensation expense	136	102	84
Deferred income taxes	(60)	(5)	(208)
Other	19	(16)	28
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(110)	8	(30)
Inventories and prepaids and other current assets	(61)	12	(10)
Accounts and drafts payable	169	149	(183)
Other accrued liabilities and gift card liability	37	67	6
Tenant inducements paid to franchisees	(26)	(20)	(22)
Other long-term assets and liabilities	(345)	(78)	23
Net cash provided by operating activities	1,490	1,726	921
Cash flows from investing activities:
Payments for property and equipment	(100)	(106)	(117)
Net proceeds from disposal of assets, restaurant closures and refranchisings	12	16	12
Net payment for purchase of Firehouse Subs, net of cash acquired	(12)	(1,004)	—
Settlement/sale of derivatives, net	71	5	33
Other investing activities, net	(35)	(14)	(7)
Net cash used for investing activities	(64)	(1,103)	(79)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	2	1,335	5,235
Repayments of revolving line of credit, long-term debt and finance leases	(94)	(889)	(4,708)
Payment of financing costs	—	(19)	(43)
Distributions on Class A common and Partnership exchangeable units	(971)	(974)	(959)
Repurchase of Partnership exchangeable units	—	—	(380)
Distributions to RBI for repurchase of RBI common shares	(326)	(551)	—
Capital contribution from RBI	51	60	82
(Payments) proceeds from derivatives	34	(51)	(46)
Other financing activities, net	(3)	(4)	(2)
Net cash used for financing activities	(1,307)	(1,093)	(821)
Effect of exchange rates on cash and cash equivalents	(28)	(3)	6
Increase (decrease) in cash and cash equivalents	91	(473)	27
Cash and cash equivalents at beginning of period	1,087	1,560	1,533
Cash and cash equivalents at end of period	$1,178	$1,087	$1,560
Supplemental cash flow disclosures:
Interest paid	$487	$404	$463
Income taxes paid, net	$275	$256	$267
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. On December 15, 2021 we acquired FRG, LLC (“Firehouse Subs”). We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), chicken under the Popeyes® brand (“Popeyes” or “PLK”) and sandwiches under the Firehouse Subs® brand (“Firehouse” or “FHS”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2022, we franchised or owned 5,600 Tim Hortons restaurants, 19,789 Burger King restaurants, 4,091 Popeyes restaurants, and 1,242 Firehouse restaurants, for a total of 30,722 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Principles of Consolidation
The consolidated financial statements (the "Financial Statements") include our accounts and the accounts of entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consolidate marketing funds we control. All material intercompany balances and transactions have been eliminated in consolidation. Investments in other affiliates that are owned 50% or less where we have significant influence are accounted for by the equity method.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of December 31, 2022 and 2021, we determined that we are the primary beneficiary of 41 and 46 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements.
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
Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been reclassified in order to be comparable with the current year classifications. These consist of the 2021 reclassification of $9 million of technology fee revenues from Franchise and property revenues to Advertising revenues and other services and $24 million of technology expenses from General and administrative expenses to Advertising expenses and other services. These reclassifications did not arise as a result of any changes to accounting policies and relate entirely to presentation with no effect on previously reported net income.
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
Accounts and Notes Receivable, net
Our credit loss exposure is mainly concentrated in our accounts and notes receivable portfolio, which consists primarily of amounts due from franchisees, including royalties, rents, franchise fees, contributions due to advertising funds we manage and, in the case of our TH segment, amounts due for supply chain sales. Accounts and notes receivable are reported net of an allowance for expected credit losses over the estimated life of the receivable. Credit losses are estimated based on aging, historical collection experience, financial position of the franchisee and other factors, including those related to current economic conditions and reasonable and supportable forecasts of future conditions.
Bad debt expense recognized for expected credit losses is classified in our consolidated statement of operations as Cost of sales, Franchise and property expenses or Advertising expenses and other services, based on the nature of the underlying receivable. Net bad debt expense (recoveries) totaled $19 million in 2022, $(9) million in 2021 and $33 million in 2020.
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
Capitalized Software and Cloud Computing Costs
We record capitalized software at historical cost less accumulated amortization, which is recognized using the straight-line method. Amortization expense is based on the estimated useful life of the software, which is primarily up to five years, once the asset is available for its intended use.
Implementation costs incurred in connection with Cloud Computing Arrangements (“CCA”) are capitalized consistently with costs capitalized for internal-use software. Capitalized CCA implementation costs are included in “Other assets” in the consolidated balance sheets and are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of CCA implementation costs is classified as “General and administrative expenses” in the consolidated statements of operations.
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
We also have net investments in properties leased to franchisees, which meet the criteria of sales-type leases or met the criteria of direct financing leases under the previous accounting guidance. Investments in sales-type leases and direct financing leases are recorded on a net basis. Profit on sales-type leases is recognized at lease commencement and recorded in other operating expenses (income), net. Unearned income on direct financing leases is deferred, included in the net investment in the lease, and recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease.
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
We completed our impairment tests for goodwill and the Brands as of October 1, 2022, 2021 and 2020 and no impairment resulted.
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
Derivative Financial Instruments
We recognize and measure all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. Derivative instruments accounted for as net investments hedges are classified as long term assets and liabilities in the consolidated balance sheets. We may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain transactions.
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
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of December 31,
	2022	2021
Fair value of our variable term debt and senior notes	$11,885	$12,851
Principal carrying amount of our variable term debt and senior notes	12,890	12,943
The determinations of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Firehouse Subs were based on Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2022 and 2020 were based upon Level 3 inputs.
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
Franchise and property revenues
Franchise revenues consist primarily of royalties, initial and renewal franchise fees and upfront fees from development agreements and master franchise and development agreements (“MFDAs”). Under franchise agreements, we provide franchisees with (i) a franchise license, which includes a license to use our intellectual property, (ii) pre-opening services, such as training and inspections, and (iii) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. These services are highly interrelated and dependent upon the franchise license and we concluded these services do not represent individually distinct performance obligations. Consequently, we bundle the franchise license performance obligation and promises to provide these services into a single performance obligation (the “Franchise PO”), which we satisfy by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Our franchise agreement royalties represent sales-based royalties that are related entirely to the Franchise PO and are recognized as franchise sales occur. Initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements other than MFDAs generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
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
In certain instances, we provide incentives to franchisees in connection with restaurant renovations or other initiatives. These incentives may consist of cash consideration or non-cash consideration such as restaurant equipment. In general, these incentives are designed to support system-wide sales growth to increase our future revenues. The costs of these incentives are capitalized and amortized as a reduction in franchise and property revenue over the term of the contract to which the incentive relates.
Advertising revenues and other services
Advertising revenues consist primarily of franchisee contributions to advertising funds in those markets where our subsidiaries manage an advertising fund and are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing, and related activities. We determined our advertising and promotion management services do not represent individually distinct performance obligations and are included in the Franchise PO.
Other services revenues consist primarily of fees from digital sales that partially offset expenses related to technology initiatives. These services are distinct from the Franchise PO because they are not dependent upon the franchise license or highly interrelated with the franchise license.
Cost of Sales
Cost of sales consists primarily of costs associated with the management of our TH supply chain, including cost of goods, direct labor, depreciation and bad debt expense (recoveries) from supply chain sales. Cost of sales also includes food, paper and labor costs of Company restaurants.
Franchise and Property Expenses
Franchise and property expenses consist primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, amortization of franchise agreements, and bad debt expense (recoveries) from franchise and property revenues.
Advertising Expenses and Other Services
Advertising expenses and other services consist primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, bad debt expense (recoveries) from franchisee contributions to advertising funds we manage, depreciation and amortization and other related support functions for the respective brands. Additionally, we may incur discretionary expenses to fund advertising programs in connection with periodic initiatives.
Company restaurants and franchise restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. The advertising contributions by Company restaurants (including Restaurant VIEs) are eliminated in consolidation. Consolidated advertising expense totaled $1,032 million, $962 million and $870 million in 2022, 2021 and 2020, respectively.
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
Share-based Compensation
Compensation expense related to the issuance of share-based awards to our employees is measured at fair value on the grant date. We use the Black-Scholes option pricing model to value stock options. The fair value of restricted stock units (“RSUs”) is generally based on the closing price of RBI's common shares on the trading day preceding the date of grant. Our total shareholder return and if applicable our total shareholder return relative to our peer group is incorporated into the underlying assumptions using a Monte Carlo simulation valuation model to calculate grant date fair value for performance based awards with a market condition. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. We use historical data to estimate forfeitures for share-based awards. Upon the end of the service period, compensation expense is adjusted to account for the actual forfeiture rate. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved.
New Accounting Pronouncements
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021 and December 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2024. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. During the third quarter of 2021, we adopted certain of the expedients as it relates to hedge accounting as certain of our debt agreements and hedging relationships bear interest at variable rates, primarily U.S. dollar LIBOR. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on our Financial Statements. We will continue to monitor the discontinuance of LIBOR on our debt agreements and hedging relationships.
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

Note 3. Firehouse Acquisition
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
Fees and expenses related to the Firehouse Acquisition and related financings totaled $1 million during 2022 and $18 million during 2021, consisting primarily of professional fees and compensation related expenses which are classified as general and administrative expenses in the accompanying consolidated statements of operations.
During 2022, we adjusted our preliminary estimate of the fair value of net assets acquired. The final allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

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

The Firehouse Subs brand has been assigned an indefinite life and, therefore, will not be amortized, but rather tested annually for impairment. Franchise agreements have a weighted average amortization period of 18 years. Goodwill attributable to the Firehouse Acquisition will be deductible and amortized for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies anticipated to be realized as a combined company. We have allocated goodwill related to the Firehouse Acquisition to our FHS operating segment and to one reporting unit for goodwill impairment testing purposes. In the event that actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both. We completed our impairment reviews for goodwill and the Firehouse Subs brand as of October 1, 2022 and no impairment resulted.
The results of operations of Firehouse Subs have been included in our consolidated financial statements from the acquisition date of December 15, 2021. The Firehouse Acquisition is not material to our consolidated financial statements, and therefore, supplemental pro forma financial information related to the acquisition is not included herein.
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
There are no dilutive securities for Partnership as the exercise of stock options and vesting of RSUs will not affect the number of Class A common units or Partnership exchangeable units outstanding. However, the issuance of RBI shares by RBI in future periods will affect the allocation of net income attributable to common unitholders between Partnership’s Class A common units and Partnership exchangeable units.
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	2022	2021	2020
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$1,008	$838	$486
Net income allocated to Partnership exchangeable unitholders	471	411	262
Net income attributable to common unitholders	$1,479	$1,249	$748
Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202
Weighted average Partnership exchangeable units	144	151	162
Earnings per unit - basic and diluted:
Class A common units (a)	$4.99	$4.15	$2.41
Partnership exchangeable units (a)	$3.28	$2.72	$1.62
(a)Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 5. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2022	2021
Land	$985	$1,011
Buildings and improvements	1,165	1,200
Restaurant equipment	192	193
Furniture, fixtures, and other	300	257
Finance leases	317	323
Construction in progress	52	30
	3,011	3,014
Accumulated depreciation and amortization	(1,061)	(979)
Property and equipment, net	$1,950	$2,035
Depreciation and amortization expense on property and equipment totaled $135 million for 2022, $148 million for 2021 and $140 million for 2020.
Included in our property and equipment, net at December 31, 2022 and 2021 are $227 million and $246 million, respectively, of assets leased under finance leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $90 million and $77 million, respectively.

Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2022			2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$720	$(313)	$407	$722	$(290)	$432
Favorable leases	90	(57)	33	104	(63)	41
Subtotal	810	(370)	440	826	(353)	473
Indefinite-lived intangible assets:
Tim Hortons brand	$6,293	$—	$6,293	$6,695	$—	$6,695
Burger King brand	2,088	—	2,088	2,126	—	2,126
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	815	—	815	768	—	768
Subtotal	10,551	—	10,551	10,944	—	10,944
Intangible assets, net			$10,991			$11,417

Goodwill
Tim Hortons segment	$4,059			$4,306
Burger King segment	590			601
Popeyes segment	846			846
Firehouse segment	193			253
Total	$5,688			$6,006

Amortization expense on intangible assets totaled $39 million for 2022, $41 million for 2021, and $43 million for 2020. The change in the franchise agreements, brands and goodwill balances during 2022 was due to the impact of foreign currency translation and the impact of final adjustments to the preliminary allocation of consideration to the net tangible and intangible assets acquired in the Firehouse Acquisition.
As of December 31, 2022, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2023	$37
2024	36
2025	34
2026	34
2027	34
Thereafter	265
Total	$440

Note 7. Equity Method Investments
The aggregate carrying amount of our equity method investments was $167 million and $194 million as of December 31, 2022 and 2021, respectively, and is included as a component of Other assets, net in our consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.2% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on December 31, 2022 is approximately $13 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on December 31, 2022 is approximately $27 million. The aggregate market value of our 3.8% equity interest in TH International Limited based on the quoted market price on December 31, 2022 was approximately $16 million. We have evaluated recent declines in the market value of these equity method investments and recognized an impairment of $15 million as a result of a sustained decline in Carrols' share price and market capitalization during 2022.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Franchise and property revenue recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2022	2021	2020
Revenues from affiliates:
Royalties	$353	$350	$239
Advertising revenues	71	67	50
Property revenues	31	32	32
Franchise fees and other revenue	18	21	14
Sales	18	10	3
Total	$491	$480	$338
At December 31, 2022 and 2021, we had $42 million and $48 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50.0% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $13 million, $16 million and $8 million during 2022, 2021 and 2020, respectively.
We recognized rent expense associated with the TIMWEN Partnership of $19 million, $18 million, and $15 million during 2022, 2021 and 2020, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity investees and impairment charges.

Note 8. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2022	2021
Current:
Distributions payable	$243	$241
Interest payable	89	63
Accrued compensation and benefits	124	99
Taxes payable	190	106
Deferred income	43	48
Accrued advertising expenses	37	43
Restructuring and other provisions	29	90
Current portion of operating lease liabilities	137	140
Other	109	117
Other accrued liabilities	$1,001	$947
Non-current:
Taxes payable	$139	$533
Contract liabilities (see Note 15)	540	531
Derivatives liabilities	34	575
Unfavorable leases	50	65
Accrued pension	40	47
Deferred income	44	37
Other	25	34
Other liabilities, net	$872	$1,822
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of December 31,
	2022	2021
Term Loan B	$5,190	$5,243
Term Loan A	1,250	1,250
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	155	173
Less: unamortized deferred financing costs and deferred issuance discount	(111)	(138)
Total debt, net	12,934	12,978
Less: current maturities of debt	(95)	(62)
Total long-term debt	$12,839	$12,916

Credit Facilities
On December 13, 2021, two of our subsidiaries (the “Borrowers”) entered into a fifth incremental facility amendment and a sixth amendment (the “2021 Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A the “Term Loan Facilities”) and our $1,000 million senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). The 2021 Amendment increased the existing Term Loan A to $1,250 million and extended the maturity date of the Term Loan A and Revolving Credit Facility to December 13, 2026 (subject to earlier maturity in specified circumstances). The security and guarantees under the Revolving Credit Facility and Term Loan A are the same as those under the existing facilities. The proceeds from the increase in the Term Loan A were used with cash on hand to complete the Firehouse Acquisition. In connection with the 2021 Amendment, we capitalized approximately $12 million in debt issuance costs.
The 2021 Amendment also amended the interest rate applicable to the Revolving Credit Facility and the Term Loan A to incorporate SOFR. The interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage-based pricing grid. The commitment fee on the unused portion of the Revolving Credit Facility is 0.15%. At December 31, 2022, the interest rate on the Term Loan A was 5.44%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $8 million beginning March 31, 2023 until September 30, 2024 and thereafter in quarterly installments equal to $16 million until maturity, with the balance payable at maturity. The 2021 Amendment includes amendments to certain negative covenants to provide increased flexibility. The 2021 Amendment made no other material changes to the terms of the Credit Agreement.
The maturity date of our Term Loan B is November 19, 2026 and the interest rate applicable to our Term Loan B is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (b) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%. At December 31, 2022, the interest rate on the Term Loan B was 6.13%. The principal amount of the Term Loan B amortizes in quarterly installments equal to $13 million until maturity, with the balance payable at maturity.
Revolving Credit Facility
As of December 31, 2022, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt, RBI share repurchases or partnership exchangeable unit repurchases, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. The interest rate applicable to amounts drawn under each letter of credit is 0.75% to 1.50%, depending on our net first lien leverage ratio. As of December 31, 2022, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $998 million.
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the direct parent company of one of the Borrowers and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
3.875% First Lien Senior Notes due 2028
On September 24, 2019, the Borrowers entered into an indenture (the “3.875% First Lien Senior Notes Indenture”) in connection with the issuance of $750 million of 3.875% first lien senior notes due January 15, 2028 (the “2019 3.875% Senior Notes”). On July 6, 2021, the Borrowers issued an additional $800 million under the 3.875% First Lien Senior Notes Indenture (the “Additional Notes” and together with the 2019 3.875% Senior Notes, the “3.875% First Lien Senior Notes due 2028”). No principal payments are due until maturity and interest is paid semi-annually. The Additional Notes were priced at 100.250% of their face value. The net proceeds from the offering of the Additional Notes were used to redeem the remaining $775 million principal amount outstanding of 4.25% first lien senior notes, plus any accrued and unpaid interest thereon, and pay related redemption premiums, fees and expenses. In connection with the issuance of the Additional Notes, we capitalized approximately $7 million in debt issuance costs. In connection with the redemption of the remaining $775 million principal amount outstanding of the 4.25% first lien senior notes, we recorded a loss on early extinguishment of debt of $11 million that primarily reflects the payment of redemption premiums and the write-off of unamortized debt issuance costs.

Obligations under the 3.875% First Lien Senior Notes due 2028 are guaranteed on a senior secured basis, jointly and severally, by the Borrowers and substantially all of the Borrower's Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 3.875% First Lien Senior Notes due 2028 are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees under our Credit Facilities.
The 3.875% First Lien Senior Notes due 2028 may be redeemed in whole or in part at any time at the redemption prices set forth in the 3.875% First Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 3.875% First Lien Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
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
Our 5.75% First Lien Senior Notes due 2025 may be redeemed in whole or in part at any time at the redemption prices set forth in the 5.75% First Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 5.75% First Lien Senior Notes Indenture also contains optional redemption provisions related to tender offers, change of control and equity offerings, among others.
3.50% First Lien Senior Notes due 2029
On November 9, 2020, the Borrowers entered into an indenture (the “3.50% First Lien Senior Notes Indenture”) in connection with the issuance of $750 million of 3.50% first lien notes due February 15, 2029 (the “3.50% First Lien Senior Notes due 2029”). No principal payments are due until maturity and interest is paid semi-annually. The proceeds from the offering of the 3.50% First Lien Senior Notes due 2029, together with cash on hand, were used to redeem $725 million of 4.25% first lien senior notes and pay related redemption premiums, fees and expenses. In connection with the issuance of the 3.50% First Lien Senior Notes due 2029, we capitalized approximately $7 million in debt issuance costs. In connection with the redemption of the 4.25% first lien senior notes, we recorded a loss on early extinguishment of debt of $19 million that primarily reflects the payment of premiums to redeem the notes and the write-off of unamortized debt issuance costs.
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

Our 4.375% Second Lien Senior Notes due 2028 may be redeemed in whole or in part at any time at the redemption prices set forth in the 4.375% Second Lien Senior Notes Indenture, plus accrued and unpaid interest, if any, at the date of redemption. The 4.375% Second Lien Senior Notes Indenture also contains redemption provisions related to tender offers, change of control and equity offerings, among others.
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
As of December 31, 2022, we were in compliance with applicable financial debt covenants under the Credit Facilities and the Senior Notes Indentures and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2022, we had approximately C$203 million outstanding under the TH Facility with a weighted average interest rate of 6.07%.
RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of

1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of December 31, 2022, we had approximately $2 million outstanding under the RE Facility with a weighted average interest rate of 5.97%.
Debt Issuance Costs
During 2021 and 2020, we incurred aggregate deferred financing costs of $19 million and $43 million, respectively. We did not incur any significant deferred financing costs during 2022.
Loss on Early Extinguishment of Debt
During 2021, we recorded an $11 million loss on early extinguishment of debt that primarily reflects the payment of redemption premiums and the write-off of unamortized debt issuance costs in connection with the redemption of the remaining $775 million principal amount outstanding of the 4.25% first lien senior notes. During 2020, we recorded a $98 million loss on early extinguishment of debt that primarily reflects the payment of premiums and the write-off of unamortized debt issuance costs in connection with the full redemption of the 5.00% Second Lien Senior Notes due 2025 and the partial redemption of the 4.25% first lien senior notes.
Maturities
The aggregate maturities of our long-term debt as of December 31, 2022 are as follows (in millions):

Year Ended December 31,	Principal Amount
2023	$97
2024	107
2025	741
2026	6,148
2027	—
Thereafter	5,952
Total	$13,045
Interest Expense, net
Interest expense, net consists of the following (in millions):

	2022	2021	2020
Debt (a)	$493	$461	$471
Finance lease obligations	19	20	20
Amortization of deferred financing costs and debt issuance discount	28	27	26
Interest income	(7)	(3)	(9)
Interest expense, net	$533	$505	$508
(a)Amount includes $56 million, $45 million and $69 million benefit during 2022, 2021 and 2020, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 12, Derivative Instruments.

Note 10. Leases
As of December 31, 2022, we leased or subleased 4,978 restaurant properties to franchisees and 147 non-restaurant properties to third parties under operating leases, direct financing leases and sales-type leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
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
Partnership as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2022	2021
Land	$880	$899
Buildings and improvements	1,129	1,180
Restaurant equipment	16	18
	2,025	2,097
Accumulated depreciation and amortization	(625)	(587)
Property and equipment leased, net	$1,400	$1,510
Our net investment in direct financing and sales-type leases is as follows (in millions):

	As of December 31,
	2022	2021
Future rents to be received:
Future minimum lease receipts	$112	$113
Contingent rents (a)	5	7
Estimated unguaranteed residual value	6	5
Unearned income	(36)	(40)
	87	85
Current portion included within accounts receivable	(5)	(5)
Net investment in property leased to franchisees	$82	$80

(a)Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2022	2021	2020
Rental income:
Minimum lease payments	$410	$455	$445
Variable lease payments	395	329	262
Amortization of favorable and unfavorable income lease contracts, net	1	3	6
Subtotal - lease income from operating leases	806	787	713
Earned income on direct financing and sales-type leases	7	6	5
Total property revenues	$813	$793	$718

Partnership as Lessee
Lease cost and other information associated with these lease commitments is as follows (in millions):
Lease Cost (Income)

	2022	2021	2020
Operating lease cost	$202	$202	$199
Operating lease variable lease cost	196	193	177
Finance lease cost:
Amortization of right-of-use assets	27	31	29
Interest on lease liabilities	19	20	20
Sublease income	(603)	(587)	(534)
Total lease cost (income)	$(159)	$(141)	$(109)
Lease Term and Discount Rate as of December 31, 2022 and 2021

	As of December 31,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	9.8 years	10.1 years
Finance leases	11.5 years	11.4 years
Weighted-average discount rate:
Operating leases	5.5%	5.5%
Finance leases	5.8%	6.0%
Other Information for 2022, 2021 and 2020

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$198	$200	$200
Operating cash flows from finance leases	$19	$20	$20
Financing cash flows from finance leases	$31	$31	$29
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease obligations	$22	$52	$59
Right-of-use assets obtained in exchange for new operating lease obligations	$133	$133	$118

As of December 31, 2022, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases	Operating Leases
2023	$8	$355	$49	$195
2024	8	332	48	184
2025	8	306	44	170
2026	7	276	41	153
2027	7	246	38	139
Thereafter	74	1,217	244	697
Total minimum receipts / payments	$112	$2,732	464	1,538
Less amount representing interest			(121)	(374)
Present value of minimum lease payments			343	1,164
Current portion of lease obligations			(32)	(137)
Long-term portion of lease obligations			$311	$1,027
(a)Minimum lease payments have not been reduced by minimum sublease rentals of $1,663 million due in the future under non-cancelable subleases

Note 11. Income Taxes
Income before income taxes, classified by source of income, is as follows (in millions):

	2022	2021	2020
Canadian	$444	$457	$200
Foreign	921	906	616
Income before income taxes	$1,365	$1,363	$816

Income tax (benefit) expense attributable to income from continuing operations consists of the following (in millions):

	2022	2021	2020
Current:
Canadian	$(284)	$16	$45
U.S. Federal	105	(10)	125
U.S. state, net of federal income tax benefit	26	25	26
Other Foreign	96	84	78
	$(57)	$115	$274
Deferred:
Canadian	$20	$32	$(67)
U.S. Federal	(79)	(37)	(82)
U.S. state, net of federal income tax benefit	(9)	(7)	(27)
Other Foreign	8	7	(32)
	$(60)	$(5)	$(208)
Income tax expense (benefit)	$(117)	$110	$66

The statutory rate reconciles to the effective income tax rate as follows:

	2022	2021	2020
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	3.8	3.5	9.6
Foreign exchange gain (loss)	—	—	0.5
Foreign tax rate differential	(13.7)	(13.9)	(15.6)
Change in valuation allowance	(0.7)	1.1	1.2
Change in accrual for tax uncertainties	(26.7)	(7.4)	3.9
Intercompany financing	1.2	(3.5)	(6.1)
Impact of Tax Act	—	—	(7.8)
Swiss Tax Reform	—	—	(5.1)
Benefit from stock option exercises	(0.1)	(0.8)	(0.3)
Litigation settlements and reserves	—	1.4	—
Other	1.1	1.2	1.2
Effective income tax rate	(8.6)%	8.1%	8.0%
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
In a referendum held on May 19, 2019, Swiss voters adopted the Federal Act on Tax Reform and AVS Financing (“TRAF”), under which certain long-standing preferential cantonal tax regimes were abolished effective January 1, 2020, which the canton of Zug formally adopted in November 2019. Company subsidiaries in the canton of Zug were subjected to TRAF and therefore the TRAF impacted our consolidated results of operations during 2020. In 2020, a deferred tax asset was recorded due to an election made under TRAF by one of our Swiss subsidiaries. The amounts impacting income tax expense for the effects of the changes from the TRAF was approximately $41 million in 2020, which decreased our 2020 effective tax rate by approximately 5.1%.
Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.
Income tax (benefit) expense allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2022	2021	2020
Income tax (benefit) expense from continuing operations	$(117)	$110	$66
Cash flow hedge in accumulated other comprehensive income (loss)	153	72	(64)
Net investment hedge in accumulated other comprehensive income (loss)	77	(15)	(60)
Foreign Currency Translation in accumulated other comprehensive income (loss)	—	(4)	12
Pension liability in accumulated other comprehensive income (loss)	2	3	(3)
Total	$115	$166	$(49)

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations are as follows (in millions):

	2022	2021	2020
Deferred income tax expense (benefit)	$79	$(22)	$(230)
Change in valuation allowance	(143)	14	22
Change in effective U.S. state income tax rate	3	3	1
Change in effective foreign income tax rate	1	—	(1)
Total	$(60)	$(5)	$(208)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2022	2021
Deferred tax assets:
Accounts and notes receivable	$8	$4
Accrued employee benefits	56	48
Leases	105	115
Operating lease liabilities	304	317
Liabilities not currently deductible for tax	403	346
Tax loss and credit carryforwards	316	517
Derivatives	—	164
Other	9	(1)
Total gross deferred tax assets	1,201	1,510
Valuation allowance	(194)	(356)
Net deferred tax assets	1,007	1,154
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	15	15
Intangible assets	1,707	1,751
Leases	125	129
Operating lease assets	281	295
Statutory impairment	27	29
Derivatives	65	—
Outside basis difference	13	38
Total gross deferred tax liabilities	2,233	2,257
Net deferred tax liability	$1,226	$1,103
The valuation allowance had a net decrease of $162 million during 2022 primarily due to the change in estimates related to derivatives and the utilization of foreign tax credits and capital losses.

Changes in the valuation allowance are as follows (in millions):

	2022	2021	2020
Beginning balance	$356	$364	$329
Change in estimates recorded to deferred income tax expense	(9)	14	19
Changes in losses and credits	(134)	—	3
(Reductions) additions related to other comprehensive income	(19)	(22)	13
Ending balance	$194	$356	$364

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2022 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$521	2036-2042
Canadian capital loss carryforwards	153	Indefinite
Canadian tax credits	4	2023-2041
U.S. state net operating loss carryforwards	546	2023-2042
U.S. federal net operating loss carryforwards	19	Indefinite
U.S. capital loss carryforwards	16	2040
U.S. foreign tax credits	69	2023-2031
Other foreign net operating loss carryforwards	249	Indefinite
Other foreign net operating loss carryforwards	41	2023-2038
Other foreign capital loss carryforward	27	Indefinite
Total	$1,645
We are generally permanently reinvested on any potential outside basis differences except for unremitted earnings and profits and thus do not record a deferred tax liability for such outside basis differences. To the extent of unremitted earning and profits, we generally review various factors including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity and expected cash requirements to fund our various obligations and record deferred taxes to the extent we expect to distribute.
We had $139 million and $437 million of unrecognized tax benefits at December 31, 2022 and December 31, 2021, respectively, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Beginning balance	$437	$497	$506
Additions for tax positions related to the current year	(5)	9	9
Additions for tax positions of prior years	3	23	7
Reductions for tax positions of prior years	(15)	(5)	(25)
Additions for settlement	—	7	—
Reductions due to statute expiration	(281)	(94)	—
Ending balance	$139	$437	$497
Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. During the twelve months beginning January 1, 2023, it is reasonably possible we will reduce unrecognized tax benefits by up to approximately $48 million due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities all being possibly impacted in multiple jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $27 million and $121 million at December 31, 2022 and 2021, respectively. Potential interest and penalties associated with uncertain tax positions in various jurisdictions recognized was $3 million during 2022, $2 million during 2021 and $31 million during 2020. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns with Canada and its provinces and territories. Generally, we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2016 through 2018 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods up to six years subsequent to the filing and assessment of the respective return.
We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and other foreign jurisdictions. We are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as other foreign tax jurisdictions. Taxable years of such U.S. companies are closed through 2018 for U.S. federal income tax purposes. We have various U.S. state and other foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
Note 12. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At December 31, 2022, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at December 31, 2022, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings. The net amount of pre-tax gains in connection with these net unrealized gains in AOCI as of December 31, 2022 that we expect to be reclassified into interest expense within the next 12 months is $86 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2022, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At December 31, 2022, we had outstanding cross-currency rate swaps that we entered into during 2022 to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $5,000 million through the maturity date of September 30, 2028.

During 2022, we de-designated existing cross-currency rate swap hedges between the Canadian dollar and U.S. dollar with a total notional amount of $5,000 million for hedge accounting. As a result of these de-designations, changes in fair value of these un-designated hedges were recognized in earnings. Concurrently with these de-designations and to offset the changes in fair value recognized in earnings, we entered into off-setting cross-currency rate swaps, with a total notional amount of $5,000 million, that were not designated as a hedge for hedge accounting and as such changes in fair value were recognized in earnings. The balances in AOCI associated with the de-designated cross-currency rate swaps will remain in AOCI and will only be reclassified into earnings if and when the net investment in our Canadian subsidiaries is sold or substantially sold. The entire notional amount of the de-designated cross-currency rate swaps and the off-setting cross-currency rate swaps were cash settled during 2022 for approximately $35 million in net proceeds and included within operating activities in the consolidated statements of cash flows.
At December 31, 2022, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional amount of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at December 31, 2022, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024 and $150 million, entered during 2021, through the maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2022, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $197 million with maturities to February 2024. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	2022	2021	2020
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$509	$132	$(333)
Forward-currency contracts	$14	$—	$(2)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$409	$96	$(302)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		2022	2021	2020
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$(54)	$(125)	$(102)
Forward-currency contracts	Cost of sales	$8	$(7)	$2

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		2022	2021	2020
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$56	$45	$69

	Fair Value as of December 31,
	2022	2021	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$280	$—	Other assets, net
Foreign currency	7	2	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	78	23	Other assets, net
Total assets at fair value	$365	$25

Liabilities:
Derivatives designated as cash flow hedges
Interest rate	$—	$220	Other liabilities, net
Derivatives designated as net investment hedges
Foreign currency	34	355	Other liabilities, net
Total liabilities at fair value	$34	$575

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
During 2022, Partnership exchanged 1,996,818 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 1,996,818 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2021, Partnership exchanged 10,119,880 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 10,119,880 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2020, Partnership exchanged 10,393,861 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by repurchasing 6,757,692 Partnership exchangeable units for approximately $380 million in cash and exchanging 3,636,169 Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheets in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheets in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
RBI Share Repurchase
On July 28, 2021, the RBI Board of Directors approved a share repurchase program that allows RBI to purchase up to $1,000 million of RBI common shares until August 10, 2023. During 2022, RBI repurchased and cancelled 6,101,364 common shares for $326 million. During 2021, RBI repurchased and cancelled 9,247,648 common shares for $551 million. Pursuant to the terms of the partnership agreement, Partnership made a distribution to RBI on the Class A common units in an amount sufficient for RBI to fund such share repurchases.

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2019	$306	$(29)	$(1,455)	$(1,178)
Foreign currency translation adjustment	—	—	332	332
Net change in fair value of derivatives, net of tax	(486)	—	—	(486)
Amounts reclassified to earnings of cash flow hedges, net of tax	73	—	—	73
Pension and post-retirement benefit plans, net of tax	—	(16)	—	(16)
Balances at December 31, 2020	$(107)	$(45)	$(1,123)	$(1,275)
Foreign currency translation adjustment	—	—	(67)	(67)
Net change in fair value of derivatives, net of tax	207	—	—	207
Amounts reclassified to earnings of cash flow hedges, net of tax	96	—	—	96
Pension and post-retirement benefit plans, net of tax	—	15	—	15
Balances at December 31, 2021	$196	$(30)	$(1,190)	$(1,024)
Foreign currency translation adjustment	—	—	(703)	(703)
Net change in fair value of derivatives, net of tax	714	—	—	714
Amounts reclassified to earnings of cash flow hedges, net of tax	34	—	—	34
Pension and post-retirement benefit plans, net of tax	—	6	—	6
Balances at December 31, 2022	$944	$(24)	$(1,893)	$(973)
Note 14. Share-based Compensation
Share-based compensation expense associated with the participation of Partnership and its subsidiaries in RBI’s share-based compensation plans is recognized in Partnership’s Financial Statements.
RBI's Amended and Restated 2014 Omnibus Incentive Plan as amended (the “Omnibus Plan”) provides for the grant of awards to employees, directors, consultants and other persons who provide services to RBI and its affiliates. RBI also has some outstanding awards under legacy plans for BK and TH, that were assumed in connection with the merger and amalgamation of those entities within the RBI group. No new awards may be granted under these legacy BK plans or legacy TH plans.
RBI is currently issuing awards under the Omnibus Plan and the number of shares available for issuance under such plan as of December 31, 2022 was 3,714,406. The Omnibus Plan permits the grant of several types of awards with respect to RBI common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include RBI and/or individual performance based-vesting conditions. Under the terms of the Omnibus Plan, RSUs are generally entitled to dividend equivalents, which are not distributed unless the related awards vest. Upon vesting, the amount of the dividend equivalent, which is distributed in additional RSUs, except in the case of RSUs awarded to non-management members of RBI's board of directors, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered.
Share-based compensation expense is generally classified as general and administrative expenses in the consolidated statements of operations and consists of the following for the periods presented (in millions):

	2022	2021	2020
Total share-based compensation expense - RSUs and Stock options	$121	$88	$74
As of December 31, 2022, total unrecognized compensation cost related to share-based compensation arrangements was $312 million and is expected to be recognized over a weighted-average period of approximately 3.1 years.

Restricted Stock Units
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
Starting in 2021, grants of time-vested RSUs generally vest 25% per year on December 31st over four years from the grant date and performance-based RSUs generally cliff vest three years from the grant date (the starting date for the applicable vesting period is referred to as the “Anniversary Date”). Time-vested RSUs and performance-based RSUs awarded prior to 2021 generally cliff vest five years from the original grant date.
During 2022, RBI granted performance-based RSUs that cliff vest three years from the original grant date based on achievement of performance metrics with a multiplier that can increase or decrease the amount vested based on the achievement of contractually defined relative total shareholder return targets with respect to the S&P 500 Index. Performance-based RSUs granted in 2021 cliff vest three years from the original grant date based solely on defined relative total shareholder return targets with respect to the S&P 500 Index. The respective fair value of these performance-based RSU awards was based on a Monte Carlo Simulation valuation model and these market condition awards are expensed over the vesting period regardless of the value that the award recipients ultimately receive.
For grants of time-vested RSUs beginning in 2021, if the employee is terminated for any reason prior to any vesting date, the employee will forfeit all of the RSUs that are unvested at the time of termination. For grants of performance-based RSUs beginning in 2021, if the employee is terminated within the first two years of the Anniversary Date, 100% of the performance-based RSUs will be forfeited. If we terminate the employment of a performance-based RSU holder without cause at least two years after the grant date, or if the employee retires, the employee will become vested in 67% of the performance-based RSUs that are earned based on the performance criteria.
For grants prior to 2021, if the employee is terminated for any reason within the first two years of the Anniversary Date, 100% of the time-vested RSUs granted will be forfeited. If we terminate the employment of a time-vested RSU holder without cause two years after the Anniversary Date, or if the employee retires, the employee will become vested in the number of time-vested RSUs as if the time-vested RSUs vested 20% for each anniversary after the grant date. Also, for grants prior to 2021, if the employee is terminated for any reason within the first three years of the Anniversary Date, 100% of the performance-based RSUs granted will be forfeited. If we terminate the employment of a performance-based RSU holder without cause between three and five years after the Anniversary Date, or if the employee retires, the employee will become vested in 50% of the performance-based RSUs.
An alternate ratable vesting schedule applies to the extent the participant ends employment by reason of death or disability.
Chairman Awards
In connection with the appointment of the RBI Executive Chairman in November 2022, RBI made one-time grants of options, RSUs and performance-based RSUs with specific terms and conditions. RBI granted 2,000,000 options with an exercise price equal to the closing price of RBI common shares on the trading day preceding the date of grant that cliff vest five years from the date of grant and expire after ten years. RBI granted 500,000 RSUs that vest ratably over five years on the anniversary of the grant date. Lastly, RBI granted 750,000 performance-based RSUs that cliff vest five and a half years from the date of grant and may be earned from 50% for threshold performance to 200% for maximum performance, based on meeting performance targets tied to the appreciation of the price of RBI common shares, with none of the award being earned if the threshold is not met. The respective fair value of these performance-based RSU awards was based on a Monte Carlo Simulation valuation model and these market condition awards are expensed over the vesting period regardless of the value that the award recipient ultimately receives.

Restricted Stock Units Activity
The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2022:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	2,764	$57.47	3,895	$62.09
Granted	1,722	$57.24	2,693	$51.31
Vested and settled	(852)	$56.00	(153)	$58.31
Dividend equivalents granted	103	$—	160	$—
Forfeited	(184)	$58.66	(158)	$64.78
Outstanding at December 31, 2022	3,553	$57.31	6,437	$57.43
The weighted-average grant date fair value of time-vested RSUs granted was $60.97 and $65.20 during 2021 and 2020, respectively. The weighted-average grant date fair value of performance-based RSUs granted was $57.60 and $62.69 during 2021 and 2020, respectively. The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of RBI during 2022, 2021 and 2020 was $58 million, $99 million and $21 million, respectively.
Stock Options
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
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted in 2022 and 2020 at the grant date. There were no significant stock option awards granted in 2021.

	2022	2020
Risk-free interest rate	3.92%	1.29%
Expected term (in years)	7.50	5.88
Expected volatility	30.0%	23.9%
Expected dividend yield	3.24%	3.14%
The risk-free interest rate was based on the U.S. Treasury or Canadian Sovereign bond yield with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on the analysis of a five-year vesting period coupled with RBI's expectations of exercise activity. Expected volatility was based on the historical and implied equity volatility of RBI. The expected dividend yield is based on the annual dividend yield at the time of grant.

Stock Options Activity
The following is a summary of stock option activity under our plans for the year ended December 31, 2022:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2022	6,207	$54.80
Granted	2,018	$66.62
Exercised	(484)	$43.42
Forfeited	(247)	$64.83
Outstanding at December 31, 2022	7,494	$58.00	$55,682	6.1
Exercisable at December 31, 2022	2,724	$46.72	$48,953	3.0
Vested or expected to vest at December 31, 2022	7,125	$57.75	$54,835	6.0

(a)The intrinsic value represents the amount by which the fair value of RBI's stock exceeds the option exercise price at December 31, 2022.
The weighted-average grant date fair value per stock option granted was $17.52, $10.15, and $10.38 during 2022, 2021 and 2020, respectively. The total intrinsic value of stock options exercised was $10 million during 2022, $46 million during 2021, and $55 million during 2020.

Note 15. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2021 and December 31, 2022 (in millions):

Contract Liabilities
Balance at December 31, 2021	$531
Effect of business combination	8
Recognized during period and included in the contract liability balance at the beginning of the year	(57)
Increase, excluding amounts recognized as revenue during the period	71
Impact of foreign currency translation	(13)
Balance at December 31, 2022	$540

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of December 31, 2022 (in millions):

Contract liabilities expected to be recognized in
2023	$52
2024	50
2025	47
2026	44
2027	42
Thereafter	305
Total	$540
Disaggregation of Total Revenues
The following tables disaggregate revenue by segment (in millions):

	2022
	TH	BK	PLK	FHS	Total
Sales	$2,631	$70	$78	$40	$2,819
Royalties	320	1,064	287	66	1,737
Property revenues	577	224	12	—	813
Franchise fees and other revenue	28	54	10	19	111
Advertising revenues and other services	267	485	260	13	1,025
Total revenues	$3,823	$1,897	$647	$138	$6,505

	2021
	TH	BK	PLK	FHS	Total
Sales	$2,249	$64	$64	$1	$2,378
Royalties	287	1,008	264	2	1,561
Property revenues	556	224	13	—	793
Franchise fees and other revenue	21	60	6	2	89
Advertising revenues and other services	229	457	232	—	918
Total revenues	$3,342	$1,813	$579	$5	$5,739

	2020
	TH	BK	PLK	FHS	Total
Sales	$1,876	$64	$73	$—	$2,013
Royalties	240	842	245	—	1,327
Property revenues	486	219	13	—	718
Franchise fees and other revenue	19	52	5	—	76
Advertising revenues and other services	189	425	220	—	834
Total revenues	$2,810	$1,602	$556	$—	$4,968

Note 16. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2022	2021	2020
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$4	$2	$6
Litigation settlements and reserves, net	11	81	7
Net losses (gains) on foreign exchange	(4)	(76)	100
Other, net	14	—	(8)
Other operating expenses (income), net	$25	$7	$105
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
In early 2022, we entered into negotiations to resolve business disputes that arose during 2021 with counterparties to the master franchise agreements for Burger King and Popeyes in China. Based on these discussions, we paid approximately $100 million in 2022, of which $5 million and $72 million was recorded as Litigation settlements and reserves, net in 2022 and 2021, respectively. The majority of this amount related to Popeyes, resolved our disputes, and allowed us to move forward in the market with a new master franchisee. Additionally, pursuant to this agreement we and our partners have made equity contributions to the Burger King business in China.
Net losses (gains) on foreign exchange is primarily related to revaluation of foreign denominated assets and liabilities, primarily those denominated in Euros and Canadian dollars.
Note 17. Commitments and Contingencies
Letters of Credit
As of December 31, 2022, we had $11 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $2 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2022, no amounts had been drawn on any of these irrevocable standby letters of credit.
Purchase Commitments
We have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $23 million over the next two years, some of which have early termination fees. We also enter into commitments to purchase advertising. As of December 31, 2022, these commitments totaled $212 million and run through 2025.
Litigation
From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Company, successor in interest, (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Munster, individually and on behalf of all others similarly situated. These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. On April 27, 2020, BKC filed a motion opposing the motion for leave to amend. The court denied the plaintiffs motion for leave to amend their complaint in August 2020 and the plaintiffs appealed this ruling. In August 2022, the federal appellate court reversed the lower court's decision to dismiss the case and remanded the case to the lower court for further proceedings. While we currently believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
On June 30, 2020, a class action complaint was filed against RBI, Partnership and The TDL Group Corp. in the Quebec Superior Court by Steve Holcman, individually and on behalf of all Quebec residents who downloaded the Tim Hortons mobile application. On July 2, 2020, a Notice of Action related to a second class action complaint was filed against RBI, in the Ontario Superior Court by Ashley Sitko and Ashley Cadeau, individually and on behalf of all Canadian residents who downloaded the Tim Hortons mobile application. On August 31, 2020, a notice of claim was filed against RBI in the Supreme Court of British Columbia by Wai Lam Jacky Law on behalf of all persons in Canada who downloaded the Tim Hortons mobile application or the Burger King mobile application. On September 30, 2020, a notice of action was filed against RBI, Partnership, The TDL Group Corp., BKW and Popeyes Louisiana Kitchen, Inc. in the Ontario Superior Court of Justice by William Jung on behalf of a to be determined class. All of the complaints alleged that the defendants violated the plaintiff’s privacy rights, the Personal Information Protection and Electronic Documents Act, consumer protection and competition laws or app-based undertakings to users, in each case in connection with the collection of geolocation data through the Tim Hortons mobile application, and in certain cases, the Burger King and Popeyes mobile applications. Each plaintiff sought injunctive relief and monetary damages for himself or herself and other members of the class. The parties have reached a national settlement of all cases, which has been approved by the applicable courts, pursuant to which The TDL Group Corp. is providing each member of the class a voucher for one hot beverage and one baked good and will pay plaintiffs legal fees, in an amount which we believe is immaterial.
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of RBI, individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of our officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021 and RBI filed a reply in May 2021. The motion to dismiss was heard in April 2022 and the motion to dismiss was denied in May 2022. On June 6, 2022, we filed an answer to the complaint and on July 8, 2022, we filed an appeal of the denial of the motion to dismiss. On November 10, 2022, the appellate division reversed the trial court and ordered that the complaint be dismissed. Plaintiffs have moved for leave to appeal to the Court of Appeals of the State of New York and we filed an opposition to their motion. The parties are awaiting a decision as to whether the Court of Appeals will accept the appeal. We intend to vigorously defend. While we believe these claims are without merit, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
In April 2022, BKC was served with two separate purported class action complaints relating to per- and polyfluoroalkyl (“PFAS”) in packaging. Hussain vs. BKC was filed on April 13, 2022 in the U.S. District Court for the Northern District of California, and Cooper v. BKC was filed on April 14, 2022 in the U.S. District Court for the Southern District of Florida. Both complaints alleged that certain food products sold by BKC are not safe for human consumption due to the packaging containing allegedly unsafe PFAS and that consumers were misled by the labelling, marketing and packaging claims asserted by BKC regarding the safety and sustainability of the packaging and sought compensatory, statutory and punitive damages, injunctive relief, corrective action, and attorneys’ fees. Hussain voluntarily dismissed the case on August 22, 2022. In June 2022, Cooper voluntarily dismissed the case and then refiled their complaint in state court only on behalf of Florida consumers. We filed a motion to dismiss on October 17, 2022. The plaintiff dismissed the case with prejudice in November 2022 and these matters are closed.
Note 18. Segment Reporting and Geographical Information
As stated in Note 1, Description of Business and Organization, we manage four brands. Under the Tim Hortons brand, we operate in the donut/coffee/tea category of the quick service segment of the restaurant industry. Under the Burger King brand, we operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Under the Popeyes brand, we operate in the chicken category of the quick service segment of the restaurant industry. Under the Firehouse Subs brand, we operate in the specialty subs category of the quick service segment of the restaurant industry. Our business generates revenue from the following sources: (i) sales, consisting primarily of supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales to retailers and sales at restaurants owned by us (“Company restaurants”); (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) advertising revenues and other services, consisting primarily of advertising fund contributions based on a percentage of sales reported by franchise restaurants. We manage each of our brands as an operating segment and each operating segment represents a reportable segment.
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
The following tables present revenues, by segment and by country, depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions):

	2022	2021	2020
Revenues by operating segment:
TH	$3,823	$3,342	$2,810
BK	1,897	1,813	1,602
PLK	647	579	556
FHS	138	5	—
Total	$6,505	$5,739	$4,968

Revenues by country (a):
Canada	$3,458	$3,035	$2,546
United States	2,273	2,005	1,889
Other	774	699	533
Total	$6,505	$5,739	$4,968

Depreciation and amortization:
TH	$114	$132	$119
BK	66	62	62
PLK	8	7	8
FHS	2	—	—
Total	$190	$201	$189

(Income) loss from equity method investments:
TH	$(8)	$(13)	$(4)
BK	51	17	43
PLK	1	—	—
Total	$44	$4	$39

Capital expenditures:
TH	$30	$61	$92
BK	63	34	18
PLK	6	11	7
FHS	1	—	—
Total	$100	$106	$117
(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Total assets by segment, and long-lived assets by segment and country are as follows (in millions):

	Assets		Long-Lived Assets
	As of December 31,		As of December 31,
	2022	2021	2022	2021
By operating segment:
TH	$13,279	$13,995	$1,819	$1,963
BK	5,007	4,946	1,140	1,137
PLK	2,572	2,563	143	141
FHS	1,098	1,103	12	4
Unallocated	790	639	—	—
Total	$22,746	$23,246	$3,114	$3,245
By country:
Canada			$1,531	$1,670
United States			1,558	1,556
Other			25	19
Total			$3,114	$3,245
Long-lived assets include property and equipment, net, finance and operating lease right of use assets, net and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2022 and December 31, 2021.
Our measure of segment income is Adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest expense, net, loss on early extinguishment of debt, income tax (benefit) expense, and depreciation and amortization, adjusted to exclude (i) the non-cash impact of share-based compensation and non-cash incentive compensation expense, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the Firehouse Acquisition consisting of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements, including services related to significant tax reform legislation, regulations and related restructuring initiatives (“Corporate restructuring and tax advisory fees”).

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	2022	2021	2020
Segment income:
TH	$1,073	$997	$823
BK	1,007	1,021	823
PLK	242	228	218
FHS	56	2	—
Adjusted EBITDA	2,378	2,248	1,864
Share-based compensation and non-cash incentive compensation expense	136	102	84
FHS Transaction costs	24	18	—
Corporate restructuring and tax advisory fees	46	16	16
Impact of equity method investments (a)	59	25	48
Other operating expenses (income), net	25	7	105
EBITDA	2,088	2,080	1,611
Depreciation and amortization	190	201	189
Income from operations	1,898	1,879	1,422
Interest expense, net	533	505	508
Loss on early extinguishment of debt	—	11	98
Income tax (benefit) expense	(117)	110	66
Net income	$1,482	$1,253	$750
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,178	$—	$—	$1,178
Accounts and notes receivable, net	614	—	—	614
Inventories, net	133	—	—	133
Prepaids and other current assets	123	—	—	123
Total current assets	2,048	—	—	2,048
Property and equipment, net	1,950	—	—	1,950
Operating lease assets, net	1,082	—	—	1,082
Intangible assets, net	10,991	—	—	10,991
Goodwill	5,688	—	—	5,688
Net investment in property leased to franchisees	82	—	—	82
Intercompany receivable	—	243	(243)	—
Investment in subsidiaries	—	4,268	(4,268)	—
Other assets, net	905	—	—	905
Total assets	$22,746	$4,511	$(4,511)	$22,746
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$758	$—	$—	$758
Other accrued liabilities	758	243	—	1,001
Gift card liability	230	—	—	230
Current portion of long term debt and finance leases	127	—	—	127
Total current liabilities	1,873	243	—	2,116
Term debt, net of current portion	12,839	—	—	12,839
Finance leases, net of current portion	311	—	—	311
Operating lease liabilities, net of current portion	1,027	—	—	1,027
Other liabilities, net	872	—	—	872
Payables to affiliates	243	—	(243)	—
Deferred income taxes, net	1,313	—	—	1,313
Total liabilities	18,478	243	(243)	18,478
Partners’ capital:
Class A common units	—	8,735	—	8,735
Partnership exchangeable units	—	(3,496)	—	(3,496)
Common shares	2,494	—	(2,494)	—
Retained earnings	2,745	—	(2,745)	—
Accumulated other comprehensive income (loss)	(973)	(973)	973	(973)
Total Partners’ capital/shareholders’ equity	4,266	4,266	(4,266)	4,266
Noncontrolling interests	2	2	(2)	2
Total equity	4,268	4,268	(4,268)	4,268
Total liabilities and equity	$22,746	$4,511	$(4,511)	$22,746

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,819	$—	$—	$2,819
Franchise and property revenues	2,661	—	—	2,661
Advertising revenues and other services	1,025	—	—	1,025
Total revenues	6,505	—	—	6,505
Operating costs and expenses:
Cost of sales	2,312	—	—	2,312
Franchise and property expenses	518	—	—	518
Advertising expenses and other services	1,077	—	—	1,077
General and administrative expenses	631	—	—	631
(Income) loss from equity method investments	44	—	—	44
Other operating expenses (income), net	25	—	—	25
Total operating costs and expenses	4,607	—	—	4,607
Income from operations	1,898	—	—	1,898
Interest expense, net	533	—	—	533
Income before income taxes	1,365	—	—	1,365
Income tax (benefit) expense	(117)	—	—	(117)
Net income	1,482	—	—	1,482
Equity in earnings of consolidated subsidiaries	—	1,482	(1,482)	—
Net income (loss)	1,482	1,482	(1,482)	1,482
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$1,479	$1,479	$(1,479)	$1,479
Total comprehensive income (loss)	$1,533	$1,533	$(1,533)	$1,533

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,378	$—	$—	$2,378
Franchise and property revenues	2,443	—	—	2,443
Advertising revenues and other services	918	—	—	918
Total revenues	5,739	—	—	5,739
Operating costs and expenses:
Cost of sales	1,890	—	—	1,890
Franchise and property expenses	489	—	—	489
Advertising expenses and other services	986	—	—	986
General and administrative expenses	484	—	—	484
(Income) loss from equity method investments	4	—	—	4
Other operating expenses (income), net	7	—	—	7
Total operating costs and expenses	3,860	—	—	3,860
Income from operations	1,879	—	—	1,879
Interest expense, net	505	—	—	505
Loss on early extinguishment of debt	11	—	—	11
Income before income taxes	1,363	—	—	1,363
Income tax expense	110	—	—	110
Net income	1,253	—	—	1,253
Equity in earnings of consolidated subsidiaries	—	1,253	(1,253)	—
Net income (loss)	1,253	1,253	(1,253)	1,253
Net income (loss) attributable to noncontrolling interests	4	4	(4)	4
Net income (loss) attributable to common unitholders	$1,249	$1,249	$(1,249)	$1,249
Total comprehensive income (loss)	$1,504	$1,504	$(1,504)	$1,504

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2020

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,013	$—	$—	$2,013
Franchise and property revenues	2,121	—	—	2,121
Advertising revenues and other services	834	—	—	834
Total revenues	4,968	—	—	4,968
Operating costs and expenses:
Cost of sales	1,610	—	—	1,610
Franchise and property expenses	515	—	—	515
Advertising expenses and other services	870	—	—	870
General and administrative expenses	407	—	—	407
(Income) loss from equity method investments	39	—	—	39
Other operating expenses (income), net	105	—	—	105
Total operating costs and expenses	3,546	—	—	3,546
Income from operations	1,422	—	—	1,422
Interest expense, net	508	—	—	508
Loss on early extinguishment of debt	98	—	—	98
Income before income taxes	816	—	—	816
Income tax expense	66	—	—	66
Net income	750	—	—	750
Equity in earnings of consolidated subsidiaries	—	750	(750)	—
Net income (loss)	750	750	(750)	750
Net income (loss) attributable to noncontrolling interests	2	2	(2)	2
Net income (loss) attributable to common unitholders	$748	$748	$(748)	$748
Total comprehensive income (loss)	$653	$653	$(653)	$653

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,482	$1,482	$(1,482)	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,482)	1,482	—
Depreciation and amortization	190	—	—	190
Amortization of deferred financing costs and debt issuance discount	28	—	—	28
(Income) loss from equity method investments	44	—	—	44
Loss (gain) on remeasurement of foreign denominated transactions	(4)	—	—	(4)
Net (gains) losses on derivatives	(9)	—	—	(9)
Share-based compensation and non-cash incentive compensation expense	136	—	—	136
Deferred income taxes	(60)	—	—	(60)
Other	19	—	—	19
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(110)	—	—	(110)
Inventories and prepaids and other current assets	(61)	—	—	(61)
Accounts and drafts payable	169	—	—	169
Other accrued liabilities and gift card liability	37	—	—	37
Tenant inducements paid to franchisees	(26)	—	—	(26)
Other long-term assets and liabilities	(345)	—	—	(345)
Net cash provided by operating activities	1,490	—	—	1,490
Cash flows from investing activities:
Payments for property and equipment	(100)	—	—	(100)
Net proceeds from disposal of assets, restaurant closures and refranchisings	12	—	—	12
Net payments in connection with purchase of Firehouse Subs	(12)	—	—	(12)
Settlement/sale of derivatives, net	71	—	—	71
Other investing activities, net	(35)	—	—	(35)
Net cash used for investing activities	(64)	—	—	(64)
Cash flows from financing activities:
Proceeds from long-term debt	2	—	—	2
Repayments of long-term debt and finance leases	(94)	—	—	(94)
Distributions on Class A and Partnership exchangeable units	—	(971)	—	(971)
Distributions to RBI for repurchase of RBI common shares	—	(326)	—	(326)
Capital contribution from RBI	51	—	—	51
Distributions from subsidiaries	(1,297)	1,297	—	—
(Payments) proceeds from derivatives	34	—	—	34
Other financing activities, net	(3)	—	—	(3)
Net cash used for financing activities	(1,307)	—	—	(1,307)
Effect of exchange rates on cash and cash equivalents	(28)	—	—	(28)
Increase (decrease) in cash and cash equivalents	91	—	—	91
Cash and cash equivalents at beginning of period	1,087	—	—	1,087
Cash and cash equivalents at end of period	$1,178	$—	$—	$1,178

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2021

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,253	$1,253	$(1,253)	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,253)	1,253	—
Depreciation and amortization	201	—	—	201
Premiums paid and non-cash loss on early extinguishment of debt	11	—	—	11
Amortization of deferred financing costs and debt issuance discount	27	—	—	27
(Income) loss from equity method investments	4	—	—	4
Loss (gain) on remeasurement of foreign denominated transactions	(76)	—	—	(76)
Net (gains) losses on derivatives	87	—	—	87
Share-based compensation and non-cash incentive compensation expense	102	—	—	102
Deferred income taxes	(5)	—	—	(5)
Other	(16)	—	—	(16)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	8	—	—	8
Inventories and prepaids and other current assets	12	—	—	12
Accounts and drafts payable	149	—	—	149
Other accrued liabilities and gift card liability	67	—	—	67
Tenant inducements paid to franchisees	(20)	—	—	(20)
Other long-term assets and liabilities	(78)	—	—	(78)
Net cash provided by operating activities	1,726	—	—	1,726
Cash flows from investing activities:
Payments for property and equipment	(106)	—	—	(106)
Net proceeds from disposal of assets, restaurant closures and refranchisings	16	—	—	16
Net payment for purchase of Firehouse Subs, net of cash acquired	(1,004)	—	—	(1,004)
Settlement/sale of derivatives, net	5	—	—	5
Other investing activities, net	(14)	—	—	(14)
Net cash used for investing activities	(1,103)	—	—	(1,103)
Cash flows from financing activities:
Proceeds from long-term debt	1,335	—	—	1,335
Repayments of long-term debt and finance leases	(889)	—	—	(889)
Payment of financing costs	(19)	—	—	(19)
Distributions on Class A and Partnership exchangeable units	—	(974)	—	(974)
Repurchase of Partnership exchangeable units	—	—	—	—
Distributions to RBI for repurchase of RBI common shares	—	(551)	—	(551)
Capital contribution from RBI	60	—	—	60
Distributions from subsidiaries	(1,525)	1,525	—	—
(Payments) proceeds from derivatives	(51)	—	—	(51)
Other financing activities, net	(4)	—	—	(4)
Net cash used for financing activities	(1,093)	—	—	(1,093)
Effect of exchange rates on cash and cash equivalents	(3)	—	—	(3)
Increase (decrease) in cash and cash equivalents	(473)	—	—	(473)
Cash and cash equivalents at beginning of period	1,560	—	—	1,560
Cash and cash equivalents at end of period	$1,087	$—	$—	$1,087

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

Note 20. Subsequent Events
Distributions/Dividends
On January 4, 2023, RBI paid a cash dividend of $0.54 per RBI common share to common shareholders of record on December 21, 2022. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.54 per exchangeable unit to holders of record on December 21, 2022.
On February 14, 2023, we announced that the RBI board of directors had declared a cash dividend of $0.55 per RBI common share for the first quarter of 2023. The dividend will be paid on April 5, 2023 to RBI common shareholders of record on March 22, 2023. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of RBI, of the effectiveness of the design and operation of Partnership’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of December 31, 2022. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We have integrated Firehouse Subs into our overall internal control over financial reporting processes.
Internal Control over Financial Reporting
Except as described above, the management of RBI, as general partner of Partnership, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
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
Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest 25% or 50% of their net cash bonus into RBI common shares (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (“RSUs”). The matching RSUs vest ratably over four years on December 31 of each year, beginning the year of grant. All of the unvested matching RSUs will be forfeited if an NEO’s service (including service on the Board of Directors of RBI) is terminated for any reason (other than death or disability) prior to the date of vesting. If an NEO transfers any Investment Shares before the vesting date, he or she will forfeit 100% of the unvested matching RSUs. All of RBI’s eligible NEOs elected to participate in the 2022 Bonus Swap Program at the 50% level. On January 27, 2023, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the 2023 bonus swap program on substantially the same terms as the 2022 bonus swap program, except the matching RSUs will vest on December 15 of each year, beginning the year of grant.
On January 27, 2023, the Compensation Committee approved the 2023 Annual Bonus Program. For 2023 annual incentive, each of the NEOs will have 25% of the target based on achievement of individual metrics which may be earned from 0% up to 100% and 75% of the target based on a mix of comparable sales achievement, net restaurant growth (“NRG”) achievement, and on organic Adjusted EBITDA achievement, each of which may be earned from a threshold of 50% to a maximum of 200%; with the weighting based on the applicable business unit. For corporate roles, the weighting is 15% NRG achievement, 20% comparable sales achievement and 40% organic adjusted EBITDA achievement. Overall, any annual incentive payout will require (1) achievement of the threshold amount of Adjusted EBITDA, (2) that individual achievement must also be earned at no less than 20% and (3) that certain general and administrative expense targets must be met.
On February 13, 2023, in addition to the grant of awards to Mr. Kobza as previously disclosed, the Compensation Committee approved performance based RSUs (“PSUs”) discretionary awards to Messrs. Dunnigan, Shear and Curtis, which consist of the following PSUs at target based on the closing price on February 21, 2023: $2,500,000 PSUs for Mr. Dunnigan, $5,000,000 PSUs for Mr. Shear and $3,000,000 PSUs for Mr. Curtis. The performance measure for purposes of determining the number of PSUs earned by each of Messrs. Dunnigan, Shear and Curtis is the relative total shareholder return of RBI shares on the NYSE compared to the S&P 500 for the period from December 31, 2022 to December 31, 2025. The Compensation Committee established a target performance level at the 50th percentile, a performance threshold at or above which 50% of target is earned and below which no shares are earned at the 25th percentile, and a maximum performance level at the 85th percentile at or above which 150% of the target is earned.

Amounts earned between threshold and target or target and maximum will be based on linear interpolation. Once earned, the PSUs will cliff vest on February 22, 2026. In addition, if an executive’s service to RBI is terminated (other than due to death or disability) prior to February 22, 2025, he or she will forfeit the entire award. A copy of the form of the Performance Award Agreement between RBI and each of the NEOs is filed herewith as Exhibit 10.36(g). This summary is qualified in its entirety to the full text of the form of award agreement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from RBI’s definitive proxy statement to be filed no later than 120 days after December 31, 2022. We refer to this proxy statement as the RBI Definitive Proxy Statement.
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

Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under RBI's compensation plans as of December 31, 2022 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
RBI Equity Compensation Plans Approved by Security Holders	17,484	$58.00	3,714
RBI Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	17,484	$58.00	3,714
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
Incorporated herein by reference to Exhibit 3.5 to the Form 8-K of Registrant filed on December 12, 2014.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.22*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.23*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.24*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Restaurant Brands International Inc. filed on September 1, 2015.

10.35(a)*	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(b)*	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(b) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(c)*	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(c) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(d)*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.36*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(a)*	Form of Performance Award Agreement (TH) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.73 to the Form 10-Q of Restaurant Brands International Inc. filed on May 1, 2020.

10.36(b)*	Form Matching Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(c)*	Form Amended Performance Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(d)*	Form Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(d) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(e)*	Form Performance Awards Agreement (TSR) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(e) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(f)*	Form of Performance Award Agreement (Performance Measure and TSR) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(f) to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2021.

10.36(g)*	Form of Performance Award Agreement (Relative TSR) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(g) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(h)*	Form of Performance Award Agreement (Kobza 2023) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(h) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(i)*	Form Matching Restricted Stock Unit Agreement (2023) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(i) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(j)*	Form Restricted Stock Unit Agreement (2023) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(j) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.37*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2016.

10.38*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Incorporated herein by reference to Exhibit 10.38 to the Form 10-K of Restaurant Brands International Inc. filed on February 17, 2017.

10.40*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.41*	Form of Base Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.40 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.42*	Form of Additional Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.41 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.49(a)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between The TDL Group Corp. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 24, 2018.

10.49(b)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Restaurant Brands International Inc. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(b) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.49(c)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Burger King Corporation and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(c) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.50*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between The TDL Group Corp. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.50 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.51*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International Inc. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.51 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.52*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International U.S. Services LLC and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.52 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.53*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between The TDL Group Corp. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.53 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.54*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Restaurant Brands International Inc. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.54 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.55*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Burger King Corporation and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.55 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.59*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.59 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.60*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.60 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.61*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.61 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.62*	Form of Performance Award Agreement under Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.62 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.63*	Amended and Restated Performance Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.63 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.64*	Form of Amended and Restated Base Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.64 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.65*	Form of Amended and Restated Additional Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.65 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.77*	Offer Letter dated February 26, 2021 between The TDL Group Corp. and Axel Schwan.	Incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021.

10.78*	Tax Equalization Agreement dated December 21, 2020 between Popeyes Louisiana Kitchen, Inc. and Sami Siddiqui.	Incorporated herein by reference to Exhibit 10.78 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021.

10.80	Offer Letter dated December 8, 2020 among Burger King Europe GmbH, PLK Europe GmbH, and Tim Hortons Restaurants International GmbH and David Shear.	Incorporated here by reference to Exhibit 10.80 to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2022.

10.81	Tax Equalization Agreement dated April 30, 2021 between Burger King Europe GmbH and David Shear.	Incorporated here by reference to Exhibit 10.81 to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2022.

10.82	Stock Purchase Agreement, dated November 15, 2022, between Restaurant Brands International Inc. and Lodgepole 231 LLC	Incorporated here by reference to Exhibit 10.82 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.83	Offer Letter, dated November 15, 2022, between J. Patrick Doyle and Restaurant Brands International US Services LLC	Incorporated here by reference to Exhibit 10.83 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.84	Form of Options Award Agreement for J. Patrick Doyle.	Incorporated here by reference to Exhibit 10.84 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.85	Form of Restricted Stock Unit Award Agreement for J. Patrick Doyle	Incorporated here by reference to Exhibit 10.85 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.86	Form of Performance Award Agreement	Incorporated here by reference to Exhibit 10.86 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.87(a)*	Agreement dated February 13, 2023 terminating Employment Agreements between Jose E. Cil and each of Restaurant Brands International Inc. and The TDL Group Corp.	Incorporated herein by reference to Exhibit 10.87(a) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.87(b)*	Amendment dated February 13, 2023 to Employment Agreement between Burger King Company LLC and Jose E. Cil	Incorporated herein by reference to Exhibit 10.87(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.87(c)*	Separation Agreement dated February 13, 2023 between Burger King Company LLC and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.87(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

21.1	List of Subsidiaries of the Registrant.	Filed herewith.

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
Date: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ José E. Cil	Chief Executive Officer of Restaurant Brands International Inc. (principal executive officer)	February 22, 2023
José E. Cil

/s/ Matthew Dunnigan	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer)	February 22, 2023
Matthew Dunnigan

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer of Restaurant Brands International Inc. (principal accounting officer)	February 22, 2023
Jacqueline Friesner

/s/ J. Patrick Doyle	Executive Chairman of Restaurant Brands International Inc.	February 22, 2023
J. Patrick Doyle

/s/ Alexandre Behring	Director of Restaurant Brands International Inc.	February 22, 2023
Alexandre Behring

/s/ Joao M. Castro-Neves	Director of Restaurant Brands International Inc.	February 22, 2023
Joao M. Castro-Neves

/s/ Maximilien de Limburg Stirum	Director of Restaurant Brands International Inc.	February 22, 2023
Maximilien de Limburg Stirum

/s/ Paul J. Fribourg	Director of Restaurant Brands International Inc.	February 22, 2023
Paul J. Fribourg

/s/ Ali Hedayat	Director of Restaurant Brands International Inc.	February 22, 2023
Ali Hedayat

/s/ Golnar Khosrowshahi	Director of Restaurant Brands International Inc.	February 22, 2023
Golnar Khosrowshahi

/s/ Marc Lemann	Director of Restaurant Brands International Inc.	February 22, 2023
Marc Lemann

/s/ Jason Melbourne	Director of Restaurant Brands International Inc.	February 22, 2023
Jason Melbourne

/s/ Cristina Farjallat	Director of Restaurant Brands International Inc.	February 22, 2023
Cristina Farjallat

/s/ Daniel Schwartz	Director of Restaurant Brands International Inc.	February 22, 2023
Daniel Schwartz

/s/ Thecla Sweeney	Director of Restaurant Brands International Inc.	February 22, 2023
Thecla Sweeney