Form 10-Q
period 2023-03-31
Restaurant Brands International Limited Partnership
filed 2023-05-02
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2023, there were 140,782,568 Class B exchangeable limited partnership units and 202,006,067 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)
(Unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,033	$1,178
Accounts and notes receivable, net of allowance of $41 and $36, respectively	612	614
Inventories, net	145	133
Prepaids and other current assets	103	123
Total current assets	1,893	2,048
Property and equipment, net of accumulated depreciation and amortization of $1,092 and $1,061, respectively	1,943	1,950
Operating lease assets, net	1,075	1,082
Intangible assets, net	11,005	10,991
Goodwill	5,700	5,688
Net investment in property leased to franchisees	83	82
Other assets, net	827	905
Total assets	$22,526	$22,746
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$679	$758
Other accrued liabilities	901	1,001
Gift card liability	174	230
Current portion of long-term debt and finance leases	128	127
Total current liabilities	1,882	2,116
Long-term debt, net of current portion	12,821	12,839
Finance leases, net of current portion	310	311
Operating lease liabilities, net of current portion	1,019	1,027
Other liabilities, net	895	872
Deferred income taxes, net	1,288	1,313
Total liabilities	18,215	18,478
Partners’ capital:
Class A common units; 202,006,067 issued and outstanding at March 31, 2023 and December 31, 2022	8,951	8,735
Partnership exchangeable units; 140,782,568 issued and outstanding at March 31, 2023; 142,996,640 issued and outstanding at December 31, 2022	(3,622)	(3,496)
Accumulated other comprehensive income (loss)	(1,020)	(973)
Total Partners’ capital	4,309	4,266
Noncontrolling interests	2	2
Total equity	4,311	4,268
Total liabilities and equity	$22,526	$22,746
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Sales	$668	$609
Franchise and property revenues	668	615
Advertising revenues and other services	254	227
Total revenues	1,590	1,451
Operating costs and expenses:
Cost of sales	550	494
Franchise and property expenses	123	130
Advertising expenses and other services	271	247
General and administrative expenses	175	133
(Income) loss from equity method investments	7	13
Other operating expenses (income), net	17	(16)
Total operating costs and expenses	1,143	1,001
Income from operations	447	450
Interest expense, net	142	127
Income before income taxes	305	323
Income tax expense	28	53
Net income	277	270
Net income attributable to noncontrolling interests	1	1
Net income attributable to common unitholders	$276	$269
Earnings per unit - basic and diluted
Class A common units	$0.94	$0.91
Partnership exchangeable units	$0.61	$0.59
Weighted average units outstanding - basic and diluted (in millions):
Class A common units	202	202
Partnership exchangeable units	143	145
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$277	$270

Foreign currency translation adjustment	40	57
Net change in fair value of net investment hedges, net of tax of $4 and $25	(31)	(35)
Net change in fair value of cash flow hedges, net of tax of $15 and $(60)	(43)	161
Amounts reclassified to earnings of cash flow hedges, net of tax of $5 and $(7)	(13)	21
Gain (loss) recognized on other, net of tax of $0 and $0	—	1
Other comprehensive income (loss)	(47)	205
Comprehensive income (loss)	230	475
Comprehensive income (loss) attributable to noncontrolling interests	1	1
Comprehensive income (loss) attributable to common unitholders	$229	$474
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(In millions of U.S. dollars, except units)
(Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2022	202,006,067	$8,735	142,996,640	$(3,496)	$(973)	$2	$4,268
Distributions declared on Class A common units ($0.85 per unit)	—	(171)	—	—	—	—	(171)
Distributions declared on partnership exchangeable units ($0.55 per unit)	—	—	—	(77)	—	—	(77)
Exchange of Partnership exchangeable units for RBI common shares	—	136	(2,214,072)	(136)	—	—	—
Capital contribution from RBI	—	62	—	—	—	—	62
Restaurant VIE contributions (distributions)	—	—	—	—	—	(1)	(1)
Net income	—	189	—	87	—	1	277
Other comprehensive income (loss)	—	—	—	—	(47)	—	(47)
Balances at March 31, 2023	202,006,067	$8,951	140,782,568	$(3,622)	$(1,020)	$2	$4,311
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$277	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	49
Amortization of deferred financing costs and debt issuance discount	7	7
(Income) loss from equity method investments	7	13
(Gain) loss on remeasurement of foreign denominated transactions	8	(21)
Net (gains) losses on derivatives	(34)	18
Share-based compensation and non-cash incentive compensation expense	45	27
Deferred income taxes	(28)	(16)
Other	1	9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(8)	(46)
Inventories and prepaids and other current assets	(20)	(22)
Accounts and drafts payable	(81)	18
Other accrued liabilities and gift card liability	(123)	(91)
Tenant inducements paid to franchisees	(6)	(2)
Other long-term assets and liabilities	4	21
Net cash provided by operating activities	95	234
Cash flows from investing activities:
Payments for property and equipment	(18)	(10)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	4	4
Settlement/sale of derivatives, net	14	3
Other investing activities, net	—	4
Net cash (used for) provided by investing activities	—	1
Cash flows from financing activities:
Proceeds from long-term debt	—	1
Repayments of long-term debt and finance leases	(32)	(21)
Distributions on Class A common and Partnership exchangeable units	(243)	(241)
Distribution to RBI for repurchase of RBI common shares	—	(161)
Capital contribution from RBI	6	3
(Payments) proceeds from derivatives	29	(6)
Other financing activities, net	—	(1)
Net cash (used for) provided by financing activities	(240)	(426)
Effect of exchange rates on cash and cash equivalents	—	(1)
Increase (decrease) in cash and cash equivalents	(145)	(192)
Cash and cash equivalents at beginning of period	1,178	1,087
Cash and cash equivalents at end of period	$1,033	$895
Supplemental cash flow disclosures:
Interest paid	$163	$75
Income taxes paid	$61	$42
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons” or “TH”), fast food hamburgers principally under the Burger King® brand (“Burger King” or “BK”), chicken principally under the Popeyes® brand (“Popeyes” or “PLK”) and sandwiches under the Firehouse Subs® brand (“Firehouse” or “FHS”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of March 31, 2023, we franchised or owned 5,620 Tim Hortons restaurants, 18,911 Burger King restaurants, 4,178 Popeyes restaurants and 1,247 Firehouse Subs restaurants, for a total of 29,956 restaurants, and operate in more than 100 countries. Approximately 100% of current system-wide restaurants are franchised.
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
Note 2. Basis of Presentation and Consolidation
We have prepared the accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC and Canadian securities regulatory authorities on February 22, 2023.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of March 31, 2023 and December 31, 2022, we determined that we are the primary beneficiary of 41 Restaurant VIEs and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements. Material intercompany accounts and transactions have been eliminated in consolidation.

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
Supplier Finance Programs
Our TH business includes individually negotiated contracts with suppliers, which include payment terms that range up to 120 days. A global financial institution offers a voluntary supply chain finance (“SCF”) program to certain TH vendors, which provides suppliers that elect to participate with the ability to elect early payment, which is discounted based on the payment terms and a rate based on RBI's credit rating, which may be beneficial to the vendor. Participation in the SCF program is at the sole discretion of the suppliers and financial institution and we are not a party to the arrangements between the suppliers and the financial institution. Our obligations to suppliers are not affected by the suppliers’ decisions to participate in the SCF program and our payment terms remain the same based on the original supplier invoicing terms and conditions. No guarantees are provided by us or any of our subsidiaries in connection with the SCF Program.
Our confirmed outstanding obligations under the SCF program at March 31, 2023 and December 31, 2022 totaled $37 million and $47 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.
Note 3. New Accounting Pronouncements
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021 and December 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2024. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. During 2021, we adopted certain of the expedients as it relates to hedge accounting as certain of our debt agreements and hedging relationships bear interest at variable rates, primarily U.S. dollar LIBOR. The adoption of and future elections under this new guidance did not and are not expected to have a material impact on our Financial Statements. We will continue to monitor the discontinuance of LIBOR on our debt agreements and hedging relationships.
Liabilities—Supplier Finance Programs – In September 2022, the FASB issued guidance that requires buyers in a supplier finance program to disclose sufficient information about the program to allow investors to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. These disclosures would include the key terms of the program, as well as the obligation amount that the buyer has confirmed as valid to the third party that is outstanding at the end of the reporting period, a rollforward of that amount, and a description of where that amount is presented in the balance sheet. This amendment is effective in 2023, except for the amendment on rollforward information which is effective in 2024, with early adoption permitted. This guidance should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. During the first quarter of 2023, we adopted this guidance and added necessary disclosures upon adoption as disclosed in Note 2, Basis of Presentation and Consolidation.

Note 4. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Lease income - operating leases
Minimum lease payments	$98	$113
Variable lease payments	96	73
Subtotal - lease income from operating leases	194	186
Earned income on direct financing and sales-type leases	2	2
Total property revenues	$196	$188

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2022 and March 31, 2023 (in millions):

Contract Liabilities
Balance at December 31, 2022	$540
Recognized during period and included in the contract liability balance at the beginning of the year	(14)
Increase, excluding amounts recognized as revenue during the period	14
Impact of foreign currency translation	2
Balance at March 31, 2023	$542
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of March 31, 2023 (in millions):

Contract liabilities expected to be recognized in
Remainder of 2023	$40
2024	51
2025	48
2026	46
2027	42
Thereafter	315
Total	$542

Disaggregation of Total Revenues
The following tables disaggregate revenue by segment (in millions):

	Three months ended March 31, 2023
	TH	BK	PLK	FHS	Total
Sales	$618	$19	$21	$10	$668
Royalties	77	273	75	17	442
Property revenues	137	56	3	—	196
Franchise fees and other revenue	6	15	3	6	30
Advertising revenues and other services	62	121	66	5	254
Total revenues	$900	$484	$168	$38	$1,590

	Three months ended March 31, 2022
	TH	BK	PLK	FHS	Total
Sales	$566	$16	$17	$10	$609
Royalties	69	251	67	16	403
Property revenues	130	55	3	—	188
Franchise fees and other revenue	7	12	1	4	24
Advertising revenues and other services	57	109	60	1	227
Total revenues	$829	$443	$148	$31	$1,451
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

The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	Three Months Ended March 31,
	2023	2022
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$189	$183
Net income allocated to Partnership exchangeable unitholders	87	86
Net income attributable to common unitholders	$276	$269

Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202
Weighted average Partnership exchangeable units	143	145

Earnings per unit - basic and diluted:
Class A common units (a)	$0.94	$0.91
Partnership exchangeable units (a)	$0.61	$0.59
(a) Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$722	$(322)	$400	$720	$(313)	$407
Favorable leases	88	(57)	31	90	(57)	33
Subtotal	810	(379)	431	810	(370)	440
Indefinite-lived intangible assets:
Tim Hortons brand	$6,308	$—	$6,308	$6,292	$—	$6,292
Burger King brand	2,095	—	2,095	2,088	—	2,088
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,574	—	10,574	10,551	—	10,551
Intangible assets, net			$11,005			$10,991

Goodwill:
Tim Hortons segment	$4,069			$4,059
Burger King segment	592			590
Popeyes segment	846			846
Firehouse Subs segment	193			193
Total	$5,700			$5,688
Amortization expense on intangible assets totaled $9 million and $10 million for the three months ended March 31, 2023 and 2022, respectively. The change in brands and goodwill balances during the three months ended March 31, 2023 was due to the impact of foreign currency translation.

Note 8. Equity Method Investments
The aggregate carrying amounts of our equity method investments were $152 million and $167 million as of March 31, 2023 and December 31, 2022, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 15.1% equity interest in Carrols Restaurant Group, Inc. based on the quoted market price on March 31, 2023 was approximately $21 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on March 31, 2023 was approximately $24 million. The aggregate market value of our 4.2% equity interest in TH International Limited based on the quoted market price on March 31, 2023 was approximately $28 million.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Sales, franchise and property revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues from affiliates:
Royalties	$92	$88
Advertising revenues and other services	18	16
Property revenues	9	7
Franchise fees and other revenue	5	4
Sales	4	4
Total	$128	$119
At March 31, 2023 and December 31, 2022, we had $45 million and $42 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our TH business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $2 million and $3 million during the three months ended March 31, 2023 and 2022, respectively.
Associated with the TIMWEN Partnership, we recognized $4 million of rent expense during the three months ended March 31, 2023 and 2022.
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity investees.

Note 9. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	March 31, 2023	December 31, 2022
Current:
Distribution payable	$249	$243
Interest payable	99	89
Accrued compensation and benefits	55	124
Taxes payable	153	190
Deferred income	55	43
Accrued advertising expenses	43	37
Restructuring and other provisions	29	29
Current portion of operating lease liabilities	138	137
Other	80	109
Other accrued liabilities	$901	$1,001
Noncurrent:
Taxes payable	$140	$139
Contract liabilities	542	540
Derivatives liabilities	44	34
Unfavorable leases	48	50
Accrued pension	41	40
Deferred income	54	44
Other	26	25
Other liabilities, net	$895	$872
Note 10. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of
	March 31, 2023	December 31, 2022
Term Loan B	$5,176	$5,190
Term Loan A	1,242	1,250
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	154	155
Less: unamortized deferred financing costs and deferred issue discount	(105)	(111)
Total debt, net	12,917	12,934
Less: current maturities of debt	(96)	(95)
Total long-term debt	$12,821	$12,839

Credit Facilities
Following the discontinuance of the US dollar LIBOR after June 30, 2023, the Financial Conduct Authority (“FCA”) has decided to require the publication of a US dollar LIBOR using a synthetic methodology (“synthetic US dollar LIBOR”) until September 30, 2024. LIBOR is currently used under our Term Loan B facility.
Revolving Credit Facility
As of March 31, 2023, we had no amounts outstanding under our senior secured revolving credit facility (the “Revolving Credit Facility”), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $998 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or RBI share repurchases or repurchases of Class B exchangeable limited partnership units, fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of March 31, 2023, we had approximately C$200 million outstanding under the TH Facility with a weighted average interest rate of 6.33%.
RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of 1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of March 31, 2023, we had approximately $2 million outstanding under the RE Facility with a weighted average interest rate of 6.42%.
Restrictions and Covenants
As of March 31, 2023, we were in compliance with all applicable financial debt covenants under our senior secured term loan facilities and Revolving Credit Facility (together the "Credit Facilities"), the TH Facility, the RE Facility, and the indentures governing our Senior Notes.
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	March 31, 2023	December 31, 2022
Fair value of our variable term debt and senior notes	$12,120	$11,885
Principal carrying amount of our variable term debt and senior notes	12,868	12,890

Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Debt (a)	$138	$115
Finance lease obligations	4	5
Amortization of deferred financing costs and debt issuance discount	7	7
Interest income	(7)	—
Interest expense, net	$142	$127
(a)Amount includes $15 million and $11 million benefit during the three months ended March 31, 2023 and 2022, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 13, Derivative Instruments.
Note 11. Income Taxes
Our effective tax rate was 9.1% for the three months ended March 31, 2023. The effective tax rate during this period reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes in 2022.
Our effective tax rate was 16.6% for the three months ended March 31, 2022. The effective tax rate during this period reflects the mix of income from multiple tax jurisdictions, the impact of internal financing arrangements and favorable structural changes.
Note 12. Equity
During the three months ended March 31, 2023, Partnership exchanged 2,214,072 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares. The issuances of shares were accounted for as capital contributions by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partners’ capital in our consolidated balance sheet in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partners’ capital of our consolidated balance sheet in an amount equal to the cash paid by Partnership, if any, and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit is automatically deemed cancelled concurrently with the exchange.
Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$944	$(24)	$(1,893)	$(973)
Foreign currency translation adjustment	—	—	40	40
Net change in fair value of derivatives, net of tax	(74)	—	—	(74)
Amounts reclassified to earnings of cash flow hedges, net of tax	(13)	—	—	(13)
Balance at March 31, 2023	$857	$(24)	$(1,853)	$(1,020)

Note 13. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At March 31, 2023, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan facilities (the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at March 31, 2023, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings. The net amount of pre-tax gains in connection with these net unrealized gains in AOCI as of March 31, 2023 that we expect to be reclassified into interest expense within the next 12 months is $84 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At March 31, 2023, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At March 31, 2023, we had outstanding cross-currency rate swaps that we entered into during 2022 to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $5,000 million through the maturity date of September 30, 2028.
At March 31, 2023, we had outstanding cross-currency rate swaps in which we pay quarterly fixed-rate interest payments on the Euro notional value of €1,108 million and receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $1,200 million. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. During 2018, we extended the term of the swaps from March 31, 2021 to the maturity date of February 17, 2024. The extension of the term resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, at March 31, 2023, we also had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $400 million, entered during 2018, and $500 million, entered during 2019, through the maturity date of February 17, 2024 and $150 million, entered during 2021, through the maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
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

Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At March 31, 2023, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $205 million with maturities to May 2024. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2023	2022
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(57)	$223
Forward-currency contracts	$(1)	$(2)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(35)	$(60)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$15	$(29)
Forward-currency contracts	Cost of sales	$3	$1

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,
		2023	2022
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$15	$11

	Fair Value as of
	March 31, 2023	December 31, 2022	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$195	$280	Other assets, net
Foreign currency	4	7	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	56	78	Other assets, net
Total assets at fair value	$255	$365

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$1	$—	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	44	34	Other liabilities, net
Total liabilities at fair value	$45	$34

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(2)	$2
Litigation settlements (gains) and reserves, net	1	1
Net losses (gains) on foreign exchange	8	(21)
Other, net	10	2
Other operating expenses (income), net	$17	$(16)
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
Other, net for 2023 is primarily related to payments in connection with FHS area representative buyouts.

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
On October 26, 2020, City of Warwick Municipal Employees Pension Fund, a purported stockholder of RBI, individually and putatively on behalf of all other stockholders similarly situated, filed a lawsuit in the Supreme Court of the State of New York County of New York naming RBI and certain of our officers, directors and shareholders as defendants alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with certain offerings of securities by an affiliate in August and September 2019. The complaint alleges that the shelf registration statement used in connection with such offering contained certain false and/or misleading statements or omissions. The complaint seeks, among other relief, class certification of the lawsuit, unspecified compensatory damages, rescission, pre-judgement and post-judgement interest, costs and expenses. On December 18, 2020 the plaintiffs filed an amended complaint and on February 16, 2021 RBI filed a motion to dismiss the complaint. The plaintiffs filed a brief in opposition to the motion on April 19, 2021 and RBI filed a reply in May 2021. The motion to dismiss was heard in April 2022 and the motion to dismiss was denied in May 2022. On June 6, 2022, we filed an answer to the complaint and on July 8, 2022, we filed an appeal of the denial of the motion to dismiss. On November 10, 2022, the appellate division reversed the trial court and ordered that the complaint be dismissed. Plaintiffs moved for leave to appeal to the Court of Appeals of the State of New York, which RBI opposed, and on March 21, 2023, the Court of Appeals denied leave to appeal. As that decision is now final in the New York courts, we do not anticipate any further proceedings in this matter.
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

The following tables present revenues, by segment and by country (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues by operating segment:
TH	$900	$829
BK	484	443
PLK	168	148
FHS	38	31
Total revenues	$1,590	$1,451

	Three Months Ended March 31,
	2023	2022
Revenues by country (a):
Canada	$809	$747
United States	573	521
Other	208	183
Total revenues	$1,590	$1,451

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

Adjusted EBITDA is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Segment income:
TH	$251	$231
BK	256	229
PLK	66	56
FHS	15	14
Adjusted EBITDA	588	530
Share-based compensation and non-cash incentive compensation expense	45	27
FHS Transaction costs	19	1
Corporate restructuring and tax advisory fees	5	3
Impact of equity method investments (a)	9	16
Other operating expenses (income), net	17	(16)
EBITDA	493	499
Depreciation and amortization	46	49
Income from operations	447	450
Interest expense, net	142	127
Income tax expense	28	53
Net income	$277	$270
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of March 31, 2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,033	$—	$—	$1,033
Accounts and notes receivable, net	612	—	—	612
Inventories, net	145	—	—	145
Prepaids and other current assets	103	—	—	103
Total current assets	1,893	—	—	1,893
Property and equipment, net	1,943	—	—	1,943
Operating lease assets, net	1,075	—	—	1,075
Intangible assets, net	11,005	—	—	11,005
Goodwill	5,700	—	—	5,700
Net investment in property leased to franchisees	83	—	—	83
Intercompany receivable	—	249	(249)	—
Investment in subsidiaries	—	4,311	(4,311)	—
Other assets, net	827	—	—	827
Total assets	$22,526	$4,560	$(4,560)	$22,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$679	$—	$—	$679
Other accrued liabilities	652	249	—	901
Gift card liability	174	—	—	174
Current portion of long-term debt and finance leases	128	—	—	128
Total current liabilities	1,633	249	—	1,882
Long-term debt, net of current portion	12,821	—	—	12,821
Finance leases, net of current portion	310	—	—	310
Operating lease liabilities, net of current portion	1,019	—	—	1,019
Other liabilities, net	895	—	—	895
Payables to affiliates	249	—	(249)	—
Deferred income taxes, net	1,288	—	—	1,288
Total liabilities	18,215	249	(249)	18,215
Partners’ capital:
Class A common units	—	8,951	—	8,951
Partnership exchangeable units	—	(3,622)	—	(3,622)
Common shares	2,556	—	(2,556)	—
Retained earnings	2,773	—	(2,773)	—
Accumulated other comprehensive income (loss)	(1,020)	(1,020)	1,020	(1,020)
Total Partners' capital/shareholders' equity	4,309	4,309	(4,309)	4,309
Noncontrolling interests	2	2	(2)	2
Total equity	4,311	4,311	(4,311)	4,311
Total liabilities and equity	$22,526	$4,560	$(4,560)	$22,526

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,178	$—	$—	$1,178
Accounts and notes receivable, net	614	—	—	614
Inventories, net	133	—	—	133
Prepaids and other current assets	123	—	—	123
Total current assets	2,048	—	—	2,048
Property and equipment, net	1,950	—	—	1,950
Operating lease assets. net	1,082	—	—	1,082
Intangible assets, net	10,991	—	—	10,991
Goodwill	5,688	—	—	5,688
Net investment in property leased to franchisees	82	—	—	82
Intercompany receivable	—	243	(243)	—
Investment in subsidiaries	—	4,268	(4,268)	—
Other assets, net	905	—	—	905
Total assets	$22,746	$4,511	$(4,511)	$22,746
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$758	$—	$—	$758
Other accrued liabilities	758	243	—	1,001
Gift card liability	230	—	—	230
Current portion of long-term debt and finance leases	127	—	—	127
Total current liabilities	1,873	243	—	2,116
Long-term debt, net of current portion	12,839	—	—	12,839
Finance leases, net of current portion	311	—	—	311
Operating lease liabilities, net of current portion	1,027	—	—	1,027
Other liabilities, net	872	—	—	872
Payables to affiliates	243	—	(243)	—
Deferred income taxes, net	1,313	—	—	1,313
Total liabilities	18,478	243	(243)	18,478
Partners’ capital:
Class A common units	—	8,735	—	8,735
Partnership exchangeable units	—	(3,496)	—	(3,496)
Common shares	2,494	—	(2,494)	—
Retained earnings	2,745	—	(2,745)	—
Accumulated other comprehensive income (loss)	(973)	(973)	973	(973)
Total Partners' capital/shareholders' equity	4,266	4,266	(4,266)	4,266
Noncontrolling interests	2	2	(2)	2
Total equity	4,268	4,268	(4,268)	4,268
Total liabilities and equity	$22,746	$4,511	$(4,511)	$22,746

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)

Three Months Ended March 31, 2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$668	$—	$—	$668
Franchise and property revenues	668	—	—	668
Advertising revenues and other services	254	—	—	254
Total revenues	1,590	—	—	1,590
Operating costs and expenses:
Cost of sales	550	—	—	550
Franchise and property expenses	123	—	—	123
Advertising expenses and other services	271	—	—	271
General and administrative expenses	175	—	—	175
(Income) loss from equity method investments	7	—	—	7
Other operating expenses (income), net	17	—	—	17
Total operating costs and expenses	1,143	—	—	1,143
Income from operations	447	—	—	447
Interest expense, net	142	—	—	142
Income before income taxes	305	—	—	305
Income tax expense	28	—	—	28
Net income	277	—	—	277
Equity in earnings of consolidated subsidiaries	—	277	(277)	—
Net income (loss)	277	277	(277)	277
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$276	$276	$(276)	$276
Comprehensive income (loss)	$230	$230	$(230)	$230

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Three months ended March 31, 2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$277	$277	$(277)	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(277)	277	—
Depreciation and amortization	46	—	—	46
Amortization of deferred financing costs and debt issuance discount	7	—	—	7
(Income) loss from equity method investments	7	—	—	7
(Gain) loss on remeasurement of foreign denominated transactions	8	—	—	8
Net (gains) losses on derivatives	(34)	—	—	(34)
Share-based compensation and non-cash incentive compensation expense	45	—	—	45
Deferred income taxes	(28)	—	—	(28)
Other	1	—	—	1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(8)	—	—	(8)
Inventories and prepaids and other current assets	(20)	—	—	(20)
Accounts and drafts payable	(81)	—	—	(81)
Other accrued liabilities and gift card liability	(123)	—	—	(123)
Tenant inducements paid to franchisees	(6)	—	—	(6)
Other long-term assets and liabilities	4	—	—	4
Net cash provided by operating activities	95	—	—	95
Cash flows from investing activities:
Payments for property and equipment	(18)	—	—	(18)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	4	—	—	4
Settlement/sale of derivatives, net	14	—	—	14
Net cash (used for) provided by investing activities	—	—	—	—
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(32)	—	—	(32)
Distributions on Class A common and Partnership exchangeable units	—	(243)	—	(243)
Capital contribution from RBI	6	—	—	6
Distributions from subsidiaries	(243)	243	—	—
(Payments) proceeds from derivatives	29	—	—	29
Net cash (used for) provided by financing activities	(240)	—	—	(240)
Effect of exchange rates on cash and cash equivalents	—	—	—	—
Increase (decrease) in cash and cash equivalents	(145)	—	—	(145)
Cash and cash equivalents at beginning of period	1,178	—	—	1,178
Cash and cash equivalents at end of period	$1,033	$—	$—	$1,033

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Three Months Ended March 31, 2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$270	$270	$(270)	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(270)	270	—
Depreciation and amortization	49	—	—	49
Amortization of deferred financing costs and debt issuance discount	7	—	—	7
(Income) loss from equity method investments	13	—	—	13
(Gain) loss on remeasurement of foreign denominated transactions	(21)	—	—	(21)
Net (gains) losses on derivatives	18	—	—	18
Share-based compensation and non-cash incentive compensation expense	27	—	—	27
Deferred income taxes	(16)	—	—	(16)
Other	9	—	—	9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(46)	—	—	(46)
Inventories and prepaids and other current assets	(22)	—	—	(22)
Accounts and drafts payable	18	—	—	18
Other accrued liabilities and gift card liability	(91)	—	—	(91)
Tenant inducements paid to franchisees	(2)	—	—	(2)
Other long-term assets and liabilities	21	—	—	21
Net cash provided by operating activities	234	—	—	234
Cash flows from investing activities:
Payments for property and equipment	(10)	—	—	(10)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	4	—	—	4
Settlement/sale of derivatives, net	3	—	—	3
Other investing activities, net	4	—	—	4
Net cash (used for) provided by investing activities	1	—	—	1
Cash flows from financing activities:
Proceeds from long-term debt	1	—	—	1
Repayments of long-term debt and finance leases	(21)	—	—	(21)
Distributions on Class A common and Partnership exchangeable units	—	(241)	—	(241)
Distribution to RBI for repurchase of RBI common shares	—	(161)	—	(161)
Capital contribution from RBI	3	—	—	3
Distributions from subsidiaries	(402)	402	—	—
(Payments) proceeds from derivatives	(6)	—	—	(6)
Other financing activities, net	(1)	—	—	(1)
Net cash (used for) provided by financing activities	(426)	—	—	(426)
Effect of exchange rates on cash and cash equivalents	(1)	—	—	(1)
Increase (decrease) in cash and cash equivalents	(192)	—	—	(192)
Cash and cash equivalents at beginning of period	1,087	—	—	1,087
Cash and cash equivalents at end of period	$895	$—	$—	$895

Note 18. Subsequent Events
Cash Distributions/Dividends
On April 5, 2023, RBI paid a cash dividend of $0.55 per RBI common share to common shareholders of record on March 22, 2023. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per exchangeable unit to holders of record on March 22, 2023.
Subsequent to March 31, 2023, the RBI board of directors declared a cash dividend of $0.55 per RBI common share, which will be paid on July 6, 2023 to RBI common shareholders of record on June 22, 2023. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with over $35 billion in annual system-wide sales and approximately 30,000 restaurants in more than 100 countries as of March 31, 2023. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffees, hot and cold specialty drinks, alongside breakfast sandwiches, fresh baked goods, muffins, cookies and pastries, sandwiches, bowls, wraps, soups and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken, and other specialty sandwiches, french fries, soft drinks, and other affordably-priced food items. Popeyes restaurants are quick service restaurants featuring a unique “Louisiana” style menu that includes bone in fried chicken, chicken sandwiches, chicken tenders, fried shrimp and other regional items. Firehouse Subs restaurants are quick service restaurants featuring hot and hearty subs piled high with quality meats and cheese as well as chopped salads, chili and soups, signature and other sides, soft drinks and local specialties.
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
In our 2022 financial reports, our key business metrics included results from our franchised Burger King restaurants in Russia, with supplemental disclosure provided excluding these restaurants. We did not generate any new profits from restaurants in Russia in 2022 and do not expect to generate any new profits in 2023. Consequently, beginning in the first quarter of 2023, our reported key business metrics exclude the results from Russia for all periods presented.

	Three Months Ended March 31,
Key Business Metrics	2023	2022
System-wide sales growth
TH	17.9%	12.9%
BK	14.3%	16.2%
PLK	14.4%	4.1%
FHS	7.5%	N/A
Consolidated (a)	14.7%	13.5%
FHS (b)	N/A	7.4%
System-wide sales (in US$ millions)
TH	$1,731	$1,556
BK	$6,241	$5,647
PLK	$1,568	$1,383
FHS	$292	$272
Consolidated	$9,832	$8,858
Comparable sales
TH	13.8%	8.4%
BK	10.8%	9.9%
PLK	5.6%	(3.0)%
FHS	6.1%	N/A
Consolidated (a)	10.3%	7.4%
FHS (b)	N/A	4.2%

	As of March 31,
	2023	2022
Net restaurant growth
TH	5.6%	6.7%
BK	2.5%	2.9%
PLK	10.8%	7.9%
FHS	2.3%	N/A
Consolidated (a)	4.2%	4.3%
FHS (b)	N/A	1.8%
Restaurant count
TH	5,620	5,320
BK	18,911	18,446
PLK	4,178	3,771
FHS	1,247	1,219
Consolidated	29,956	28,756

(a) Consolidated system-wide sales growth, consolidated comparable sales and consolidated net restaurant growth do not include the results of Firehouse Subs for 2022.
(b) 2022 Firehouse Subs growth figures are shown for informational purposes only.

Macro Economic Environment
During the three months ended March 31, 2023 and 2022, there were increases in commodity, labor, and energy costs partially due to the macroeconomic impact of both the War in Ukraine and COVID-19. Further significant increases in inflation could affect the global, Canadian and U.S. economies, resulting in foreign exchange volatility and rising interest rates which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.
In addition, the global crisis resulting from the spread of COVID-19 impacted our restaurant operations during the three months ended March 31, 2022. Certain markets, including Canada and China, were significantly impacted as a result of governments mandated lockdowns. The lockdowns, which have since been lifted, resulted in restrictions to restaurant operations, such as reduced, if any, dine-in capacity, and/or restrictions on hours of operation in those markets.
Sustainability
In September 2021, we announced targets to reduce greenhouse gas emissions by 50% by 2030 versus a 2019 baseline, as approved by the Science Based Targets initiative, as well as a commitment to achieving net-zero emissions by 2050. While most of the impact is from scope 3 emissions that are not under our direct control, reaching these targets will require us to devote resources to support changes by suppliers and franchisees.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues for each segment and segment income may not calculate exactly due to rounding.

Consolidated	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$668	$609	$59	$(32)	$91
Franchise and property revenues	668	615	53	(21)	74
Advertising revenues and other services	254	227	27	(3)	30
Total revenues	1,590	1,451	139	(56)	195
Operating costs and expenses:
Cost of sales	550	494	(56)	25	(81)
Franchise and property expenses	123	130	7	5	2
Advertising expenses and other services	271	247	(24)	4	(28)
General and administrative expenses	175	133	(42)	3	(45)
(Income) loss from equity method investments	7	13	6	—	6
Other operating expenses (income), net	17	(16)	(33)	29	(62)
Total operating costs and expenses	1,143	1,001	(142)	66	(208)
Income from operations	447	450	(3)	10	(13)
Interest expense, net	142	127	(15)	—	(15)
Income before income taxes	305	323	(18)	10	(28)
Income tax expense	28	53	25	1	24
Net income	$277	$270	$7	$11	$(4)
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

TH Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$618	$566	$52	$(32)	$84
Franchise and property revenues	220	206	14	(12)	26
Advertising revenues and other services	62	57	5	(3)	8
Total revenues	900	829	71	(47)	118
Cost of sales	505	453	(52)	25	(77)
Franchise and property expenses	79	81	2	5	(3)
Advertising expenses and other services	65	67	2	4	(2)
Segment G&A	29	29	—	1	(1)
Segment depreciation and amortization (b)	25	29	4	2	2
Segment income (c)	251	231	20	(13)	33
(b)Segment depreciation and amortization consists of depreciation and amortization included in cost of sales, franchise and property expenses and advertising expenses and other services.
(c)TH segment income includes $3 million of cash distributions received from equity method investments for the three months ended March 31, 2023 and 2022.

BK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$19	$16	$3	$—	$3
Franchise and property revenues	344	318	26	(8)	34
Advertising revenues and other services	121	109	12	—	12
Total revenues	484	443	41	(8)	49
Cost of sales	17	17	—	—	—
Franchise and property expenses	40	45	5	—	5
Advertising expenses and other services	135	119	(16)	—	(16)
Segment G&A	48	45	(3)	1	(4)
Segment depreciation and amortization (b)	12	12	—	—	—
Segment income	256	229	27	(7)	34

PLK Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$21	$17	$4	$—	$4
Franchise and property revenues	80	71	9	(1)	10
Advertising revenues and other services	66	60	6	—	6
Total revenues	168	148	20	(1)	21
Cost of sales	19	16	(3)	—	(3)
Franchise and property expenses	2	2	—	—	—
Advertising expenses and other services	67	61	(6)	—	(6)
Segment G&A	15	15	—	—	—
Segment depreciation and amortization (b)	2	2	—	—	—
Segment income	66	56	10	(1)	11

FHS Segment	Three Months Ended March 31,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2023	2022	Favorable / (Unfavorable)
Revenues:
Sales	$10	$10	$—	$—	$—
Franchise and property revenues	23	20	3	—	3
Advertising revenues and other services	4	1	3	—	3
Total revenues	37	31	6	—	6
Cost of sales	8	8	—	—	—
Franchise and property expenses	2	2	—	—	—
Advertising expenses and other services	5	—	(5)	—	(5)
Segment G&A	8	8	—	—	—
Segment income	15	14	1	—	1

System-wide Sales
For the three months ended March 31, 2023, the increase in TH system-wide sales of 17.9% was primarily driven by comparable sales of 13.8%, including Canada comparable sales of 15.5%, and net restaurant growth of 5.6%.
For the three months ended March 31, 2023, the increase in BK system-wide sales of 14.3% was primarily driven by comparable sales of 10.8%, including rest of the world comparable sales of 12.3% and U.S. comparable sales of 8.7%, and net restaurant growth of 2.5%.
For the three months ended March 31, 2023, the increase in PLK system-wide sales of 14.4% was primarily driven by net restaurant growth of 10.8% and comparable sales of 5.6%, including U.S. comparable sales of 3.4%.
For the three months ended March 31, 2023, the increase in FHS system-wide sales of 7.5% was primarily driven by comparable sales of 6.1%, including U.S. comparable sales of 6.7%, and net restaurant growth of 2.3%.
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
During the three months ended March 31, 2023, the increase in sales was driven by an increase of $84 million in our TH segment, an increase of $4 million in our PLK segment, and an increase of $3 million in our BK segment, partially offset by an unfavorable FX Impact of $32 million. The increase in our TH segment was primarily driven by an increase in supply chain sales due to an increase in system-wide sales as well as increases in commodity prices passed on to franchisees and an increase in sales to retailers.
During the three months ended March 31, 2023, the increase in cost of sales was driven by an increase of $77 million in our TH segment, and an increase of $3 million in our PLK segment, partially offset by a favorable FX Impact of $25 million. The increase in our TH segment was primarily driven by an increase in supply chain sales, increases in commodity prices and an increase in sales to retailers.

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
During the three months ended March 31, 2023, the increase in franchise and property revenues was driven by an increase of $34 million in our BK segment, an increase of $26 million in our TH segment, an increase of $10 million in our PLK segment, and an increase of $3 million in our FHS segment, partially offset by an unfavorable FX Impact of $21 million. The increases were primarily driven by increases in royalties in all of our segments and increases in rent in our TH segment, as a result of increases in system-wide sales.
During the three months ended March 31, 2023, the decrease in franchise and property expenses was driven by a decrease of $5 million in our BK segment and a favorable FX impact of $5 million, partially offset by an increase of $3 million in our TH segment. The decrease in our BK segment was primarily related to a decrease in bad debt expense in the current year.
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
During the three months ended March 31, 2023, the increase in advertising revenues and other services was driven by an increase of $12 million in our BK segment, an increase of $8 million in our TH segment, an increase of $6 million in our PLK segment, and an increase of $3 million in our FHS segment, partially offset by an unfavorable FX Impact of $3 million. The increases in our TH, BK and PLK segments were primarily driven by increases in system-wide sales. Increases in our FHS segment reflect our ongoing process to align the advertising fund arrangements to be more consistent with those of our other brands.
During the three months ended March 31, 2023, the increase in advertising expenses and other services was driven by an increase of $16 million in our BK segment, an increase of $6 million in our PLK segment, an increase of $5 million in our FHS segment, and an increase of $2 million in our TH segment, partially offset by a favorable FX Impact of $4 million. The increases in our BK and PLK segments were driven primarily by increases in advertising revenues and other services. Additionally, our BK segment reflects our support behind the marketing program in the U.S. and an increase in expenses related to technology initiatives. Increases in our FHS segment reflect our ongoing process to align the advertising fund arrangements to be more consistent with those of our other brands.

General and Administrative Expenses
Our general and administrative expenses consisted of the following:

	Three Months Ended March 31,		Variance
			$	%
	2023	2022	Favorable / (Unfavorable)
Segment G&A:
TH	$29	$29	$—	—%
BK	48	45	(3)	(7)%
PLK	15	15	—	—%
FHS	8	8	—	—%
Share-based compensation and non-cash incentive compensation expense	45	27	(18)	(67)%
Depreciation and amortization	6	5	(1)	(20)%
FHS Transaction costs	19	1	(18)	NM
Corporate restructuring and tax advisory fees	5	3	(2)	(67)%
General and administrative expenses	$175	$133	$(42)	(32)%
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
During the three months ended March 31, 2023, Segment G&A for each of our segments was relatively consistent with the prior year.
During the three months ended March 31, 2023, the increase in share-based compensation and non-cash incentive compensation expense was primarily due to an increase in equity awards granted during 2023 and 2022, including equity awards granted to our executive chairman during the fourth quarter of 2022, and increases in expense related to previously granted performance-based equity awards. In addition, the increase in share-based compensation and non-cash incentive compensation expense was also impacted by shorter vesting periods for equity awards granted beginning in 2021.
In connection with the Firehouse Subs acquisition, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs. We do not expect to incur additional FHS Transaction costs during the remainder of 2023.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, including services related to significant tax reform legislation, regulations and related restructuring initiatives, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and tax advisory fees”). We expect to incur additional Corporate restructuring and tax advisory fees during the remainder of 2023.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss and non-cash dilution gains or losses from changes in our ownership interests in equity method investees.
The change in (income) loss from equity method investments during the three months ended March 31, 2023 was primarily driven by a decrease in equity method investment net losses that we recognized during the current year.

Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended March 31,
	2023	2022
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings	$(2)	$2
Litigation settlements (gains) and reserves, net	1	1
Net losses (gains) on foreign exchange	8	(21)
Other, net	10	2
Other operating expenses (income), net	$17	$(16)
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
Other, net for 2023 is primarily related to payments in connection with FHS area representative buyouts.
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended March 31,
	2023	2022
Interest expense, net	$142	$127
Weighted average interest rate on long-term debt	4.9%	4.0%
During the three months ended March 31, 2023, interest expense, net increased primarily due to an increase in the weighted average interest rate driven by increases in interest rates.
Income Tax Expense
Our effective tax rate was 9.1% and 16.6% for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate for the three months ended March 31, 2023 was favorably impacted by structural changes implemented in the latter part of 2022, changes to the relative mix of our income from multiple tax jurisdictions and higher excess tax benefits from equity-based compensation. There may continue to be some quarter-to-quarter volatility of our effective tax rate as our mix of income from multiple tax jurisdictions and related income forecasts change due to recent macroeconomic events such as the COVID-19 pandemic, the war in Ukraine and higher levels of inflation.
Net Income
We reported net income of $277 million for the three months ended March 31, 2023, compared to net income of $270 million for the three months ended March 31, 2022. The increase in net income is primarily due to a $27 million increase in BK segment income, a $25 million decrease in income tax expense, a $20 million increase in TH segment income, a $10 million increase in PLK segment income, a $7 million favorable change from the impact of equity method investments, a $3 million decrease in depreciation and amortization, and a $1 million increase in FHS segment income. These factors were partially offset by a $33 million unfavorable change in the results from other operating expenses (income), net, an $18 million increase in share-based compensation and non-cash incentive compensation expense, an $18 million increase in FHS transaction costs, a $15 million increase in interest expense, net, and a $2 million increase in Corporate restructuring and tax advisory fees. Amounts above include a total favorable FX Impact to net income of $11 million.

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

	Three Months Ended March 31,		Variance
			$	%
	2023	2022	Favorable / (Unfavorable)

Net income	$277	$270	$7	2.6%
Income tax expense	28	53	25	47.2%
Interest expense, net	142	127	(15)	(11.8)%
Income from operations	447	450	(3)	(0.7)%
Depreciation and amortization	46	49	3	6.1%
EBITDA	493	499	(6)	(1.2)%
Share-based compensation and non-cash incentive compensation expense	45	27	(18)	(66.7)%
FHS Transaction costs	19	1	(18)	NM
Corporate restructuring and tax advisory fees	5	3	(2)	(66.7)%
Impact of equity method investments (a)	9	16	7	43.8%
Other operating expenses (income), net	17	(16)	(33)	NM
Adjusted EBITDA	$588	$530	$58	11.0%

Segment income:
TH	$251	$231	$20	8.4%
BK	256	229	27	11.8%
PLK	66	56	10	18.0%
FHS	15	14	1	12.7%
Adjusted EBITDA	$588	$530	$58	11.0%
NM - not meaningful
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

The increase in Adjusted EBITDA for the three months ended March 31, 2023 reflects the increases in segment income in each of our segments and includes an unfavorable FX Impact of $21 million for the three months ended March 31, 2023.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations, and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to make distributions to RBI for RBI to repurchase its common shares, to repurchase Class B exchangeable limited partnership units of Partnership (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or one of our affiliate’s outstanding debt, to fund acquisitions and other investing activities, such as capital expenditures and joint ventures, and to make distributions on Class A common units and distributions on the Partnership exchangeable units. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.
As of March 31, 2023, we had cash and cash equivalents of $1,033 million and borrowing availability of $998 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. We are investing $400 million over the life of the plan, comprised of $150 million in advertising and digital investments (“Fuel the Flame”) and $250 million in high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). During the three months ended March 31, 2023, we funded $7 million toward the Fuel the Flame investment and $7 million toward our Royal Reset investment and as of March 31, 2023, we have funded a total of $20 million toward the Fuel the Flame investment and $25 million toward our Royal Reset investment.
On July 28, 2021, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $1,000 million of RBI common shares until August 10, 2023. Repurchases under RBI’s authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. During the three months ended March 31, 2023, RBI did not repurchase any RBI common shares. As of March 31, 2023, RBI had $123 million remaining under its share repurchase authorization.
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
Debt Instruments and Debt Service Requirements
As of March 31, 2023, our long-term debt consists primarily of borrowings under our Credit Facilities (as defined below), amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, RE Facility, and obligations under finance leases. For further information about our long-term debt, see Note 10 to the accompanying unaudited condensed consolidated financial statements included in this report.
As of March 31, 2023, there was $6,418 million outstanding principal amount under our senior secured term loan facilities (the “Term Loan Facilities” and together with the Revolving Credit Facility, the “Credit Facilities”) with a weighted average interest rate of 6.48%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a 0.10% adjustment), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75% or (ii) a Eurocurrency rate, subject to a floor of 0.00%, plus an applicable margin of 1.75%.

Based on the amounts outstanding under the Term Loan Facilities and LIBOR/SOFR (Secured Overnight Financing Rate) as of March 31, 2023, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $422 million in interest payments and $85 million in principal payments. In addition, based on LIBOR as of March 31, 2023, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $119 million for the next twelve months. Based on the amounts outstanding at March 31, 2023, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $264 million in interest payments. Based on the amounts outstanding under the TH Facility as of March 31, 2023, required debt service for the next twelve months is estimated to be approximately $9 million in interest payments and $11 million in principal payments. Based on the amounts outstanding under the RE Facility as of March 31, 2023, required debt service for the next twelve months is not material.
Restrictions and Covenants
As of March 31, 2023, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, RE Facility and the indentures governing our Senior Notes.
Cash Distributions/Dividends
On April 5, 2023, RBI paid a cash dividend of $0.55 per RBI common share. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution of $0.55 in respect of each Partnership exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.55 per RBI common share, which will be paid on July 6, 2023 to RBI common shareholders of record on June 22, 2023. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of April 25, 2023, we had outstanding 202,006,067 Class A common units issued to RBI and 140,782,568 Partnership exchangeable units. During the three months ended March 31, 2023, Partnership exchanged 2,214,072 Partnership exchangeable units pursuant to exchange notices received.
One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on RBI's share-based compensation and its outstanding equity awards, see Note 14 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and Canadian securities regulatory authorities on February 22, 2023.
Holders of Partnership exchangeable units have the right to require Partnership to exchange all or any portion of such holder’s Partnership exchangeable units for RBI common shares at a ratio of one share for each Partnership exchangeable unit, subject to RBI’s right as the general partner of Partnership to determine to settle any such exchange for a cash payment in lieu of RBI common shares.
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $95 million for the three months ended March 31, 2023, compared to $234 million during the same period in the prior year. The decrease in cash provided by operating activities was driven by an increase in interest payments, an increase in cash used for working capital and an increase in income tax payments, partially offset by an increase in segment income in each of our segments.

Investing Activities
There was no net cash provided by or used from investing activities for the three months ended March 31, 2023, compared to $1 million of cash provided by investing activities during the same period in the prior year. This change was primarily driven by an increase in proceeds from derivatives, partially offset by an increase in capital expenditures.
Financing Activities
Cash used for financing activities was $240 million for the three months ended March 31, 2023, compared to $426 million during the same period in the prior year. The change in cash used for financing activities was driven primarily by the non-recurrence of RBI common share repurchases in the current year and proceeds from derivatives in the current year compared to payments from derivatives in the prior year, partially offset by an increase in long-term debt repayments.
Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023.
New Accounting Pronouncements
See Note 3 – New Accounting Pronouncements in the notes to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the three months ended March 31, 2023 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and Canadian securities regulatory authorities on February 22, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2023. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
Special Note Regarding Forward-Looking Statements
Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the effects and continued impact of the COVID-19 pandemic, the war in Ukraine and related macro-economic pressures, such as inflation, rising interest rates and currency fluctuations on our results of operations, business, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our digital, marketing, remodel and technology enhancement initiatives and expectations regarding further expenditures relating to these initiatives, including our “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability at Burger King; (iii) our discontinuation of operations in and financial results from Russia; (iv) the amount and timing of future Corporate restructuring and tax advisory fees and the expectation that no additional FHS Transaction costs will be incurred during the remainder of 2023; (v) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (vi) our targets with respect to reduction in greenhouse gas emissions; (vii) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (viii) certain tax matters, including our estimates with respect to tax matters and their impact on future periods; (ix) the amount of net cash settlements we expect to pay or receive on our derivative instruments; and (x) certain accounting matters.
Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by Partnership in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as the effects of the COVID-19 pandemic, inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our fully franchised business model; (4) our franchisees’ financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees, to accelerate restaurant growth; (11) the ability of the counterparties to our credit facilities and derivatives to fulfill their commitments and/or obligations; (12) evolving legislation and regulations in the area of franchise and labor and employment law; (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; and (14) our ability to address environmental and social sustainability issues.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and Canadian securities regulatory authorities on February 22, 2023, as well as other materials that we from time to time file with, or furnish to, the SEC or file with Canadian securities regulatory authorities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitments and Contingencies.

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: May 2, 2023	By:	/s/ Matthew Dunnigan
		Name:	Matthew Dunnigan
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)