Form 10-K
period 2023-12-31
Restaurant Brands International Limited Partnership
filed 2024-02-22
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The aggregate market value of Class B exchangeable limited partnership units held by non-affiliates of the registrant on June 30, 2023, computed by reference to the closing price for such units on the Toronto Stock Exchange on such date, was C$1,043,404,490.
The number of the registrant’s Class B exchangeable limited partnership units and Class A common units outstanding as of February 14, 2024 was 133,597,764 units and 202,006,067 units, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement of Restaurant Brands International Inc., the registrant’s general partner, for the 2024 Annual General Meeting of Shareholders of Restaurant Brands International Inc., which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
2023 FORM 10-K ANNUAL REPORT

Tim Hortons® and Timbits® are trademarks of Tim Hortons Canadian IP Holdings Corporation. Burger King®, Whopper® and BK® are trademarks of Burger King Company LLC. Popeyes®, Popeyes Louisiana Kitchen® and Popeyes Chicken & Biscuits® are trademarks of Popeyes Louisiana Kitchen, Inc. Firehouse Subs® is a trademark of FRG, LLC. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Partnership” refer to Restaurant Brands International Limited Partnership and its subsidiaries.

Explanatory Note
We are a subsidiary of Restaurant Brands International Inc. (“RBI”) and the indirect parent of The TDL Group Corp. (“TDL”), Burger King Company LLC (“BKC”), Popeyes Louisiana Kitchen, Inc. (“PLKI”) and FRG, LLC (“FRG”). RBI is our sole general partner and owns all of our outstanding Class A common units (“Class A common units”). RBI has the exclusive right, power and authority to manage, control, administer and operate the business and affairs and to make decisions regarding the undertaking and business of Restaurant Brands International Limited Partnership (“Partnership”) in accordance with the partnership agreement of Partnership (the “partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.
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

Part I
Item 1. Business
Company Overview
We are a Canadian limited partnership that serves as the indirect holding company for the entities that own and franchise the Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $40 billion in annual system-wide sales and more than 30,000 restaurants in more than 120 countries and territories as of December 31, 2023. Our four iconic brands have complementary daypart mixes and product platforms that benefit from global scale and sharing of best practices. As of December 31, 2023, nearly all of the total restaurants for each of our brands were franchised and references to “our restaurant” or “system-wide restaurants” include franchised restaurants and those owned by us (“Company restaurants”).
Brand Overview
The following is a summary of our brands as of and for the year ended December 31, 2023:

	Number of Restaurants
Brand	U.S. and Canada	International	Global	Number of Countries and Territories	Global System Wide Sales ($ in millions)
Tim Hortons	4,525	1,308	5,833	19	$7,845
Burger King	7,144	12,240	19,384	125	$27,019
Popeyes	3,394	1,177	4,571	40	$6,813
Firehouse Subs	1,265	17	1,282	5	$1,209
Consolidated	16,328	14,742	31,070		$42,886
Our Tim Hortons® Brand
Founded in 1964, Tim Hortons is one of the largest donut/coffee/tea restaurant chains in North America and the largest in Canada as measured by total number of restaurants. Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, sandwiches, wraps, soups and more.
Our Burger King® Brand
Founded in 1954, Burger King is the world’s second largest fast food hamburger restaurant chain, as measured by total number of restaurants, and is the Home of the Whopper®. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other food items.
Our Popeyes® Brand
Founded in 1972, Popeyes is the world’s second largest quick service chicken concept as measured by total number of restaurants. Popeyes restaurants are quick service restaurants that distinguish themselves with a unique “Louisiana” style menu featuring fried chicken, chicken sandwiches, chicken tenders, wings, fried shrimp and other seafood, red beans and rice and other regional items.
Our Firehouse Subs® Brand
Founded in 1994, Firehouse Subs is a brand built on decades of culture rooted in public service and a leading player in the quick service restaurants sandwich category in North America. Firehouse Subs restaurants are quick service restaurants featuring hot and hearty subs piled high with quality meats and cheese as well as chopped salads, chili and soups, signature and other sides, soft drinks and local specialties.
Operating Segments
Beginning with the fourth quarter of 2023, we are reporting results under five operating and reportable segments. This shift in reportable segments reflects how RBI's leadership oversees and manages the business. As a result of this change, our five operating and reportable segments consist of each of our brands’ operations in the U.S. and Canada, (1) TH, (2) BK, (3) PLK, and (4) FHS and a fifth segment, INTL which includes consolidated results from each brands’ international operations outside of the U.S. and Canada.

Additional financial information about our reportable segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17, “Segment Reporting and Geographic Information,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”
Sources of Revenue
We generate revenues from the following sources: (i) sales, consisting primarily of (1) Tim Hortons supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales of consumer packaged goods (“CPG”), and (2) sales at Company restaurants; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) advertising revenues and other services, consisting primarily of (1) advertising fund contributions based on a percentage of sales reported by franchised restaurants to fund advertising expenses and (2) tech fees and revenues that vary by market and partially offset expenses related to technology initiatives.
For the year ended December 31, 2023, the primary revenues for each segment were:

Segment	Sales	Franchise Revenues	Property Revenues	Advertising and Other Revenues
TH	Supply chain and CPG	Royalties and franchise fees	Rental income on ~75% restaurants	Ad fund
BK	Company restaurants		Rental income on ~20% restaurants	Ad fund and tech fee
PLK			Rental income on <3% restaurants
FHS			None	Ad fund
INTL	None		Not meaningful	Ad fund and tech revenue
Our Business Strategy
We believe that we have created a financially strong company built upon a foundation of four thriving, independent brands with significant global growth potential. As one of the leading franchised QSR operators in the world, we are focused on delivering quality, service and convenience through the following strategies:
•consistently serving quality food and beverages;
•enhancing guest service and experience at our restaurants through comprehensive training, improved restaurant operations, reimaged restaurants and appealing menu options;
•increasing restaurant sales and profitability which are critical to the success of our franchisees and our ability to grow our brands around the world;
•strengthening drive-thru and delivery channels to provide guests convenient access to our product offerings;
•utilizing technological and digital initiatives, including loyalty programs, to interact with our guests and modernize the operations of our restaurants;
•accelerating net restaurant growth;
•efficiently managing costs and sharing best practices; and
•preserving the rich heritage of each of our brands by managing them and their respective franchisee relationships independently and continuing to play a prominent role in local communities.
We believe that accelerating sales growth and driving franchisee profitability is critical to the success of our franchisees and our ability to grow our brands around the world. In furtherance of Burger King's Reclaim the Flame plan, we have recently reached an agreement to acquire the remaining equity interests of our largest U.S. Burger King franchisee, Carrols Restaurant Group, Inc. (“Carrols”). Upon completion of this acquisition, which is expected to occur in the second quarter of 2024, we will acquire approximately 1,020 Burger King restaurants and approximately 60 Popeyes restaurants. We expect to accelerate Carrols' current rate of remodels to bring the acquired portfolio to modern image over the next five years. In addition, we have recently acquired approximately 125 Burger King restaurants unrelated to the acquisition of Carrols, 38 of which were acquired in January 2024. Once remodeled, we expect to refranchise the majority of the acquired restaurants with motivated, local franchisees who will continue to enhance the guest service experience. While we expect to complete the refranchising in five to seven years after the acquisition, BK intends to maintain a Company restaurant portfolio of 200 to 300 restaurants for strategic innovation, training, and operator development purposes.
Restaurant Development
We track our development targets through net restaurant growth (“NRG”) which refers to the net change in restaurant count (openings, net of permanent closures) over a trailing twelve-month period, divided by the restaurant count at the beginning of the trailing twelve-month period. In determining whether a restaurant meets our definition of a restaurant that will be included in our NRG, we consider factors such as scope of operations, format and image, separate franchise agreement, and minimum sales thresholds. We refer to restaurants that do not meet our definition as “alternative formats.” These alternative formats are helpful to build brand awareness, test new concepts and provide convenience in certain markets. In addition to the restaurants included in our restaurant count, as of December 31, 2023 we had 342 alternative format units open, which primarily include TH self-serves and Tims Express outlets in China.
As part of our development approach for our brands in the U.S., we have granted limited development rights in specific areas to franchisees in connection with area development agreements. We expect to enter into similar arrangements in 2024 and beyond. In Canada, we have not granted exclusive or protected areas to Burger King or Tim Hortons franchisees, with limited exceptions.
As part of our international growth strategy for each of our brands, we have established master franchise and development agreements in a number of markets. We have also created strategic master franchise joint ventures in certain markets which we received a meaningful minority equity stake in each joint venture. We will continue to evaluate opportunities to accelerate international development of all our brands, including through the establishment of master franchises granting exclusive development rights and joint ventures with new and existing franchisees.
Franchise Agreements and Other Arrangements
General. We grant franchisees the right to operate restaurants using our trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. For each franchised restaurant, we generally enter into a franchise agreement covering a standard set of terms and conditions. Recurring fees consist of periodic royalty and advertising payments. Franchisees report gross sales on a monthly or weekly basis and pay royalties based on gross sales.
Franchise agreements are generally not assignable without our consent. Our franchise agreements in the TH segment grant us the right to reacquire a restaurant under certain circumstances, while franchise agreements in our BK, PLK and FHS segments generally provide us a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with our standards) can lead to termination of the franchise agreement.
U.S. and Canada
TH - Tim Hortons franchisees in the U.S. and Canada operate under several types of license agreements, with a typical term for a standard restaurant of 10 years plus renewal period(s) of 10 years in the aggregate for Canada and a typical term of 20 years for the U.S. Tim Hortons franchisees who lease land and/or buildings from us typically pay a royalty of 3.0% to 4.5% of weekly restaurant gross sales. Our license agreements contemplate a one-time franchise fee which must be paid in full before the restaurant opens for business and upon the grant of an additional term. Under a separate lease or sublease, Tim Hortons franchisees typically pay monthly rent based on the greater of a fixed monthly payment and contingent rental payments based on a percentage (usually 8.5% to 10.0%) of monthly gross sales or flow through monthly rent based on the terms of an underlying lease. Where the franchisee owns the premises, leases it from a third party or enters into a flow through lease with Tim Hortons, the royalty is typically increased. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, may vary from those described above and are negotiated on a case-by-case basis.
BK - The typical Burger King franchise agreement in the U.S. and Canada has a 20-year term, which contemplates a one-time franchise fee plus an additional fee upon renewal. Subject to the incentive programs described below, most new Burger King franchised restaurants pay a royalty on gross sales of 4.5%. Burger King franchise agreements typically provide for a 20-year renewal term. In addition, Burger King franchisees pay a technology fee on all digital sales through our proprietary technology.
In an effort to improve the image of our BK restaurants in the U.S., we offered U.S. franchisees matching funds with respect to certain restaurant upgrades and remodels. These franchisees can elect to pay an increased royalty rate in order to receive a higher level of matching funds. We plan to continue to offer remodel incentives to U.S. franchisees during 2024. These limited-term incentive programs are expected to negatively impact our cash flow in the early years while in effect but increase the royalty rate for a period following the remodel. However, we expect this impact to be partially mitigated as incentive programs granted in prior years that provided reductions to royalty and advertising rates expire.

PLK - The typical Popeyes franchise agreement in the U.S. and Canada has a 20-year term, which contemplates a one-time franchise fee plus an additional fee upon renewal. Subject to the incentive programs described below, most Popeyes restaurants pay a royalty on gross sales of 5.0%. Popeyes franchise agreements typically provide for two 10-year renewal terms. In addition, Popeyes franchisees pay a technology fee on all digital sales through our proprietary technology.
For Popeyes, we offer development incentive programs pursuant to which we encourage veterans, women and minorities to become Popeyes franchisees and programs for these franchisees and existing top operators to develop and open new restaurants.
FHS - The typical Firehouse Subs franchise agreement has a 10-year term. Subject to the incentive programs described below, most Firehouse restaurants in the U.S. and Canada pay a royalty on gross sales of 6.0%. Firehouse Subs franchise agreements typically provide for either one 10-year renewal term or four 5-year renewal terms. In addition, Firehouse Subs franchisees pay an annual per restaurant information system fee, and starting in 2024, a technology fee for digital transactions.
For Firehouse Subs franchisees, we offer limited-term royalty reductions in connection with commitments to develop additional restaurants in specified territories and now offer incentive programs with matching funds for existing franchisees as well as for first responders and veterans to become Firehouse franchisees.
International
As part of the international growth strategy for each of our brands, we have entered into master franchise agreements or development agreements that grant franchisees exclusive or non-exclusive development rights and, in some cases, allow them to sub-franchise or require them to provide support services to other franchisees in their markets. In 2023, we entered into master franchise agreements for the Popeyes brand in China and Romania, for the Tim Hortons brand in South Korea, Singapore and Malaysia, for the Firehouse Subs brand in the United Arab Emirates and Oman, and for the Burger King brand in Reunion Island, and development agreements for the Popeyes brand in Kuwait, Bahrain, Costa Rica, Albania, Kosovo, Montenegro and Bosnia and Herzegovina, for the Tim Hortons brand in Panama, for the Firehouse Subs brand in Mexico, Albania and Kosovo, and for the Burger King brand in Albania, Kosovo, Montenegro, Bulgaria, and Bosnia and Herzegovina. The franchise fees, royalty rate and advertising contributions paid by master franchisees or developers vary from country to country, depending on the facts and circumstances of each market. We expect to continue implementing similar arrangements for our brands in 2024 and beyond.
Franchise Restaurant Leases
We leased or subleased to franchisees 3,541 properties in our TH segment, 1,299 properties in our BK segment, 93 properties in our PLK segment and 8 properties in our INTL segment as of December 31, 2023 pursuant to separate lease agreements with these franchisees. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. In many cases, we will contribute toward the cost of remodels with the franchisees in connection with extensions of the underlying lease.
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
U.S. and Canada - We manage the advertising funds for each of our brands in the U.S. and Canada. In 2021, we spent C$80 million to support TH Canada advertising expenses. In September 2022, we announced our intention to pay $120 million of BK US advertising expenses over approximately two years, of which we have spent $62 million through December 31, 2023.
INTL - While we manage the advertising funds in a few select markets for Burger King, Popeyes and Firehouse Subs in the INTL segment, in most international markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds.
Product Development
New product development is a key driver of the long-term success of our brands. We believe the development of new products can drive traffic by expanding our customer base, allowing restaurants to expand into new dayparts, and continuing to build brand leadership in food quality and taste. Based on guest feedback, we drive product innovation in order to satisfy the needs of our guests around the world. This strategy will continue to be a focus in 2024 and beyond.

Operations Support
Our operations strategy is designed to deliver best-in-class restaurant operations by our franchisees and to improve friendliness, cleanliness, speed of service and overall guest satisfaction. Each of our brands has uniform operating standards and specifications relating to product quality, cleanliness and maintenance of the premises. In addition, our restaurants are required to be operated in accordance with quality assurance and health standards that each brand has established, as well as standards set by applicable governmental laws and regulations and applicable health authority guidelines. Each franchisee typically participates in initial and ongoing training programs to learn all aspects of operating a restaurant in accordance with each brand’s operating standards.
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
U.S. and Canada
TH - Tim Hortons products, in Canada and the U.S., are sourced from a combination of third-party suppliers and our own manufacturing facilities. To protect our proprietary blends, we operate two coffee roasting facilities in Ancaster, Ontario and Rochester, New York, where we primarily roast the majority of the coffee for our Tim Hortons restaurants and blend the beans for our take home, packaged coffee. We utilize third-party roasting or manufacturing facilities for certain other take home products and international markets. Our fondant and fills manufacturing facility in Oakville, Ontario produces, and is the primary supplier of, the ready-to-use glaze, fondants, fills and syrups which are used in a number of Tim Hortons products. As of December 31, 2023, we typically have only one or a few suppliers to service each category of products sold at our restaurants.
We sell most raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to Tim Hortons restaurants. We purchase each type of those raw materials from a few suppliers and generally have alternative sources of supply for each. While we have multiple suppliers for green coffee from various coffee-producing regions, the available supply and price for high-quality coffee beans can fluctuate significantly. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high-quality coffee beans at acceptable prices.
Our TH segment also includes significant supply chain operations, including procurement, warehousing and distribution, to supply paper, dry goods, frozen goods and refrigerated products to a substantial majority of our Canadian restaurants. We act as a distributor to Tim Hortons restaurants in Canada through nine distribution centers located in Canada, of which five are company-owned. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. In the U.S., we supply similar products to restaurants through third-party distributors.
BK, PLK, FHS - All of the products used in our BK, PLK and FHS restaurants are sourced from third-party suppliers. In the U.S. and Canada, there are purchasing cooperatives for each of BK and PLK that negotiate the purchase terms for most equipment, food, beverages (other than branded soft drinks which we negotiate separately under long-term agreements) and other products used in BK and PLK restaurants. Additionally, some suppliers pay us rebates based on items purchased by franchisees. The purchasing cooperative is also authorized to manage distribution services on behalf of most of the BK and PLK restaurants in the U.S. and Canada. PLK also utilizes exclusive suppliers for certain of its proprietary products. As of December 31, 2023, four distributors serviced approximately 92% of BK restaurants in the U.S., five distributors serviced approximately 85% of PLK restaurants in the U.S. and five distributors serviced approximately 100% of the FHS restaurants in the U.S.
In 2023, Burger King entered into a new long-term exclusive contract with The Coca-Cola Company to supply BK restaurants with their products for ten years. The contract retains the remaining volume obligation under the prior agreement for restaurants in the U.S. to purchase a specified number of gallons of soft drink syrup. Burger King also has a volume commitment agreement with Dr. Pepper/Snapple, Inc. As of December 31, 2023, we estimate that it will take approximately four years to complete the Coca-Cola purchase commitment and approximately eight years to complete the Dr Pepper/Snapple, Inc. purchase commitment. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $230 million as of December 31, 2023 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs.
INTL - In general, the products used in our INTL restaurants are sourced from third-party suppliers and to a lesser extent from our TH manufacturing facilities. In those markets in which we have master franchise agreements, the master franchisee is responsible for selecting the suppliers and negotiating price, subject to approval of one of our regional quality assurance or other applicable marketing or operations teams. In other INTL markets, franchisees can make their own purchasing decisions from an approved supplier list which has been vetted by the relevant regional quality assurance or applicable marketing or operations team. We encourage our INTL franchisees to source products from local suppliers that are approved by us and we work with franchisees to approve potential suppliers in their local markets.
Intellectual Property
We own valuable intellectual property relating to our brands, including trademarks, service marks, patents, industrial designs, copyrights, trade secrets and other proprietary information, some of which are of material importance to our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands. The duration of trademarks and service marks varies by country, however, trademarks and service marks generally are valid and may be renewed as long as they are in use and/or properly registered. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our restaurants. These proprietary standards, specifications and restaurant operating procedures are our trade secrets. Additionally, we own certain patents and industrial designs of varying duration relating to equipment and/or packaging used in Burger King and Tim Hortons restaurants.
Information Systems and Digital Technology
Our corporate financial, human resources and similar systems are fully integrated and provide a solid foundation for our business. Franchisees may utilize point-of-sale software provided by approved third-party vendors. Depending on the region, these vendors may also offer labor scheduling, inventory, production management, cash control services, and other services. We have an architecture that enables us to build custom customer-facing applications and integrate them with our third-party providers, to support mobile ordering, web ordering, and kiosks. As of the end of 2023, we have deployed this architecture in the U.S., Canada, and several international jurisdictions, and we plan to deploy it to additional markets in the future.
We have expanded our digital technologies and the use of our mobile apps continues to increase. We provide digital loyalty programs across TH, BK, PLK, and FHS and have digital loyalty programs in many of our INTL markets. In addition, we offer our guests added convenience through third-party and white label delivery at many of our restaurants. Further, we are continuing to modernize the drive-thru experience and we plan to leverage our technology capabilities to continue to expand the choices for how customers order, pay for and receive their food.
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
Competition
Each of our brands competes in the U.S., Canada and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. With few barriers to entry to the restaurant industry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. We also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, (iii) convenience stores and grocery stores, and (iv) new concepts, such as virtual brands. Furthermore, delivery aggregators and other food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urban areas.
Government Regulations and Affairs
General. We and our franchisees are subject to various laws and regulations including (i) licensing and regulation relating to health, food preparation, sanitation and safety standards, sustainability, and, for our distribution business, traffic and transportation regulations; (ii) information security, privacy and consumer protection laws; and (iii) other laws regulating the design, accessibility and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our franchisees and our performance. These regulations include food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging, traceability and safety of food. In addition, we are or may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in Canada, the U.S., certain European countries and other markets around the world. Certain countries, provinces, states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the U.S. federal level as well as in Ontario.
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
We have adopted science based targets to reduce greenhouse gas emissions by 50% by 2030, and are committed to achieving net-zero emissions by 2050. Starting in 2024, we will be changing our base year from 2019 to 2022, to reflect emissions from Firehouse Subs, which we acquired in December 2021, and an improved calculation methodology. While most of the impact is from scope 3 emissions that are not under our direct control, reaching these targets will require us to devote resources to support changes by suppliers, manufacturers, raw material sourcing, distributors, and franchisees.
The sustainability section of our corporate website sets forth our initiatives with respect to these pillars and will be updated periodically but is not incorporated into this Annual Report on Form 10-K.
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
Human Capital
As of December 31, 2023, we had approximately 9,000 employees, including approximately 2,200 corporate employees in our restaurant support centers and serving our franchisees from the field, approximately 1,300 employees in our distribution centers and manufacturing facilities, and approximately 5,500 employees in Company restaurants. Our franchisees are independent business owners that separately employ more than 500,000 team members in their restaurants.

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
The cycle starts with attracting talent from campus and professional sources, leveraging technology to identify and assess candidates who best fit our roles. As part of our hiring process, we have committed that at least half of all final-round candidates interviewing for roles with our four RBI restaurant support centers will be from groups that are demonstrably diverse, including gender, race and sexual orientation, based on the composition and requirements of the applicable jurisdiction. Since our commitment, we have meaningfully exceeded that target, leading to an increase in diverse hires. In 2023, RBI hired approximately 500 new corporate employees, 7,000 new restaurant employees, and 400 new distribution and manufacturing employees. Each population segment has a dedicated onboarding program designed to get employees up to speed quickly, and foster a smooth transition into the workplace.
Our retention efforts focus on work environment, employee engagement and our diversity and inclusion initiatives. We regularly conduct anonymous surveys to seek feedback from our restaurant support center and field employees on a variety of topics, including our sustainability and diversity initiatives, flexible work policies, the support they receive from their managers, and the types of learning and development opportunities they would like to have offered. Our executive Steering Committee monitors progress across key indicators such as representation, engagement, and retention to guide strategies for promoting diversity and inclusion. To ensure that the work of the Steering Committee is fully integrated, we have dedicated team members within the people and legal teams to implement initiatives in this space. These initiatives include company-wide implicit bias training, internal events featuring eminent speakers, and sponsorship and mentorship opportunities for identity-based groups. We also leverage designated subject matter experts across each of our brands to ensure accountability and consistent execution of priorities company-wide with regards to marketing, suppliers, franchisees, and community engagement.
Developing talent includes evaluation, training, career planning and leadership development. We have a rigorous talent assessment process for restaurant support center and field employees built on specific competencies that we assess at both the employee and job level. This data allows us to more easily identify potential successors and illuminate potential opportunities for our employees in a more objective and unbiased way. Additionally, to help our employees and franchisee’s team members succeed in their roles, we emphasize continuous training and development opportunities and have a formal mentoring program that connects employees from our restaurant support centers around the world to facilitate career growth and development opportunities. These include, but are not limited to, safety and security protocols, updates on new products and service offerings and deployment of technologies. In 2023, we conducted management and leadership training, including problem solving, feedback sessions, data analysis and spot learning opportunities to address specific business needs. We also brought back our brand service days, which allow corporate employees to work in our restaurants in a structured way that enables a better link between the corporate decisions we make and the operational deployment of them at the restaurant level.
Our approach to rewarding talent is through a combination of compensation, recognition, and wellness benefits. We are committed to providing market-competitive pay and benefits, affirming our pay for performance philosophy while balancing retention risk. Restaurant support center and distribution employees are eligible for performance-based cash incentive programs. Each incentive plan reinforces and rewards individuals for achievement of specific business goals. All employees are also able to access telemedicine with no copay, as well as a 24/7 Employee Assistance Program. For corporate office and field-based employees, we offer a leading parental leave policy.
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
Philanthropic Foundations
RBI is committed to strengthening and giving back to the communities we serve through our brand foundations and by supporting local programs and issues that are close to our guests’ hearts. Our philanthropic foundations include:
Tim Hortons Foundation Camps and Smile Cookie Initiative: Created in 1974, Tim Hortons Foundation Camps are helping youth aged 12-16 from disadvantaged circumstances discover the strengths within themselves. Through December 31, 2023, the Tim Hortons Foundation’s annual Camp Day has sent hundreds of thousands of youth to a multi-year camp-based program at one of seven Tims Camps in Canada and the U.S. In addition, the Tim Hortons annual Smile Cookie initiative is empowering restaurant owners to sell special Smile Cookies for a full week and donate 100% of the proceeds to the charities they select. Since the first-ever Smile Cookie campaign in 1996, this charitable campaign has raised millions of dollars for local charities, hospitals, and community programs.
The Burger King Foundation: Established in 2005, the Burger King Foundation creates brighter futures by empowering individuals and feeding potential through education and emergency relief. Since its inception, hundreds of thousands of children and families have been supported through educational programs and employee emergency relief grants, with the Burger King Scholars Program awarding millions in scholarship funds alone.
The Popeyes Foundation: The mission of the Popeyes Foundation is to strengthen communities with food and support in times of need. The Popeyes Foundation contributes to communities through third-party initiatives and, since 2018, has provided millions of meals to children in local communities. The Foundation additionally supports the Popeyes family directly through the Popeyes Foundation Family Fund. This fund supports U.S. employees who may be victims of natural disasters or other emergency hardship situations.
Firehouse Subs Public Safety Foundation: Both the U.S. and Canadian foundations are committed to supporting public safety in our communities through funding in four distinct areas: providing lifesaving equipment to first responders, delivering prevention education to promote safety, offering scholarships for careers in public safety, and providing disaster relief assistance. We strive to make a tangible impact in the communities we serve by supporting and empowering the heroes who work so tirelessly to keep us safe.

Available Information
We make available free of charge on or through the Investor Relations section of our internet website at www.rbi.com, all materials that we file electronically with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material with the SEC and with the Canadian Securities Administrators. This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and on SEDAR+ at www.sedarplus.ca, a website maintained by the Canadian Securities Administrators. The references to our website address, the SEC’s website address and the website maintained by the Canadian Securities Administrators do not constitute incorporation by reference of the information contained in these websites and should be not considered part of this document.
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
The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of product choice, quality, affordability, service and location. With few barriers to entry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas, and may form a closer relationship with our customers and increase costs to us. Each of our brands also competes for qualified franchisees, suitable restaurant locations and management and personnel.
Our ability to compete will depend on the success of our plans to effectively respond to consumer preferences, improve existing products, develop and roll-out new products, and manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our customers' digital experience through mobile ordering, delivery, kiosks, loyalty programs, and social interaction. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. We may be unable to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. In addition, online platforms and aggregators may direct potential customers to other options based on paid placements, online reviews or other factors. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future.
Failure to preserve the value and relevance of our brands could negatively impact our financial results.
We depend in large part on the value of the Tim Hortons, Burger King, Popeyes and Firehouse Subs brands. To be successful in the future, we must preserve, enhance and leverage the value of our brands. Brand value is based in part on consumer tastes, preferences and perceptions on a variety of factors, including the nutritional content, methods of production and preparation of our products and our business practices, including with respect to animal welfare, natural resources, sustainability and other environmental or social concerns. Consumer acceptance of our products may be influenced by or subject to change for a variety of reasons. For example, adverse publicity associated with nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, may drive popular opinion against quick service restaurants in general, which may impact the demand for our products. Moreover, health campaigns against products we offer in favor of foods that are perceived as healthier may affect consumer perception of our product offerings and impact the value of our brands.
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
We believe that our restaurant sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income, inflation, and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. As a result, we and our franchisees could experience reduced sales and profitability.

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, war or terrorist attacks, pandemics, or other catastrophic events.
Unforeseen events, such as severe adverse weather conditions, earthquakes, hurricanes and other natural disasters, wars or terrorist attacks, pandemics or catastrophic events, as well as the actions taken in response to these unforeseen events can keep customers in the affected area from dining out, cause damage to or closure of restaurants and result in lost sales for our restaurants. For example, measures implemented to reduce the spread of COVID-19 adversely affected workforces, customers, consumer sentiment, supply chains, economies and financial markets, and, along with decreased consumer spending, led to an economic downturn and increased inflation in many of our markets. In addition, actual or threatened armed conflicts, such as the war in Ukraine and conflicts in the Middle East, terrorist attacks, efforts to combat terrorism, or heightened security requirements have and may in the future adversely affect our operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales and increases in labor, energy and commodity costs during these periods hurt our and our franchisees’ operating margins and can result in restaurant operating losses and loss of royalties.
Our results depend on effective marketing and advertising, successful new product launches and digital engagement.
Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. If our marketing and advertising programs are not successful, or we fail to develop commercially successful new products, our ability to attract new guests and retain existing guests and our results of operations could be materially adversely affected. Because franchisees contribute to advertising funds based on a percentage of gross sales at their franchised restaurants, advertising fund expenditures generally are dependent upon restaurant sales volumes. If system-wide sales decline, amounts available for our marketing and advertising programs will be reduced unless we contribute to advertising spend, which could adversely affect our results of operations. Also, to the extent we use value offerings in our marketing and advertising programs to drive traffic, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment.
In addition, we continue to focus on transforming the restaurant experience through technology and digital engagement to improve our service model and strengthen relationships with customers, including through digital channels, loyalty initiatives, mobile ordering and payment systems, social media engagement, and delivery initiatives. If our digital commerce platforms do not meet customers’ expectations in terms of security, privacy, speed, attractiveness or ease of use, customers may be less inclined to return to those platforms, which could negatively impact the same store sales of our brands. Also, utilizing third-party delivery services may not be as profitable as sales directly to our guests and may also introduce food quality and customer satisfaction risks outside of our control. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. The delivery business is also the subject of increased scrutiny from federal, state, and local regulators, which may result in additional costs and expenses that the delivery business may seek to pass through to participating restaurants, including through increased fees.
The global scope of our business subjects us to risks and costs that may cause our profitability to decline.
Our global operations expose us to risks in managing the differing cultural, regulatory, geopolitical and economic environments in the countries where our restaurants operate. These risks, which can vary substantially by market and may increase in importance as each of our brands enter into new markets and our franchisees expand operations in international markets, are described in many of the risk factors discussed in this report and include the following:
•governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;
•the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;
•changes in the laws and policies that govern foreign investment and trade in the countries in which we operate, including the imposition of import restrictions or controls;
•compliance with U.S., Canadian and other anti-corruption and anti-bribery laws, including compliance by our employees, contractors, licensees or agents and those of our strategic partners and joint ventures;
•risks and costs associated with political and economic instability, corruption, anti-American or anti-Canadian sentiment, boycotts and social and ethnic unrest in the countries in which we operate;
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
The conflicts between Russia and Ukraine and in the Middle East may continue to adversely impact economic conditions in those regions and elsewhere including through decreased demand for brands associated with the U.S. or Canada and/or increased commodity, labor and energy costs, and/or delays or disruptions in supply chains that may adversely affect us and our franchisees’ restaurants.
Our operations are subject to fluctuations in foreign currency exchange and interest rates.
Because our reporting currency is U.S. dollars, our international revenue that is generated in currencies other than the U.S. dollar is translated to U.S. dollars for our financial reporting purposes. These international revenues are impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our business and the availability of financing for franchisees to open more restaurants. Although we attempt to minimize these risks through geographic diversification and the utilization of derivative financial instruments, our risk management strategies may not be effective and our results of operations could be adversely affected.
Increases in food, equipment and commodity costs or shortages or interruptions in supply or delivery thereof could harm our operating results and the results of our franchisees.
The profitability of our franchisees and us depends in part on our ability to anticipate and react to changes in food, equipment, commodity and supply costs. For example, the markets for beef and chicken are subject to significant price fluctuations due to seasonal shifts, climate conditions, the cost of grain, disease, industry demand, international commodity markets, food safety concerns, product recalls, government regulation, labor availability and cost, and other factors, all of which are beyond our control and, in many instances unpredictable. Increases, especially rapid increases, in commodity prices may adversely affect the profitability of our TH supply business and lead to reduced franchisee profitability to the extent prices cannot be proportionately increased without adversely affecting consumer demand. Such increases in commodity costs may materially and adversely affect our business and operating results.
We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products or equipment caused by unanticipated demand, natural disasters or unforeseen events, such as pandemics, problems in production or distribution, inclement weather, delays or restrictions on shipping and/or manufacturing, closures of supplier or distributor facilities, financial distress or insolvency of suppliers or distributors, or other conditions have and in the future could adversely affect the availability, quality and cost of ingredients and equipment, which could adversely affect our operating results. Burger King and Popeyes restaurants in the U.S. and Canada utilize purchasing cooperatives to negotiate supplier contracts for food and packaging. We do not control these purchasing cooperatives and if they do not properly manage suppliers or cease operations, the relevant supply chain could experience significant disruption. As of December 31, 2023, we have only a few distributors that service most of our Burger King, Popeyes and Firehouse Subs operations in the U.S., and our operations could be adversely affected if any of these distributors were unable to fulfill their responsibilities and we were unable to secure a substitute distributor in a timely manner.
Our supply chain operations subject us to additional risks and may cause our profitability to decline.
We operate a vertically integrated supply chain for our TH business in which we manufacture, warehouse, and distribute certain food and restaurant supplies to Tim Hortons restaurants. Risks associated with this strategy include:
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

If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Moreover, interruptions in the availability and delivery of food, beverages and other supplies to our restaurants or retailers arising from shortages or greater than expected demand, may increase costs or reduce revenues. As of December 31, 2023, we have only one or a few suppliers to service each category of products sold at our Tim Hortons restaurants in the U.S. and Canada, and the loss of any one of these suppliers would likely adversely affect our business.
We and our franchisees may be unable to secure and renew desirable restaurant locations to maintain and grow our restaurant portfolios.
The success of any restaurant depends in substantial part on its location. Neighborhood or economic conditions where our restaurants are located could decline in the future as demographic patterns change, resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense and there may be delays or cancellation of new site developments by developers and landlords or difficulties renewing existing sites, which may be exacerbated by factors related to the commercial real estate or credit markets. If franchisees cannot obtain and renew desirable locations for their restaurants at reasonable prices due to, among other things, higher than anticipated acquisition, construction and/or development costs of new restaurants, difficulty negotiating leases with acceptable terms, onerous land use or zoning restrictions, or challenges in securing required governmental permits, then their ability to execute their respective growth strategies may be adversely affected.
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
Food safety is a top priority for us and we dedicate substantial resources to ensure that our customers enjoy safe, high-quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Also, our reliance on third-party food suppliers, distributors and food delivery aggregators increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any occurrence of food-borne illness or any report or publicity, including through social media, linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could require us to temporarily close restaurants, reduce sales and profits and adversely affect our brands and reputation. Such occurrence at restaurants of competitors could adversely affect sales as a result of negative publicity about the industry generally. The occurrence of food-borne illnesses or food safety issues, at our franchisees' restaurants or those of our competitors, could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase costs and/or lower margins for us and our franchisees.
Some of our products contain caffeine, dairy products, fats, sugar and other compounds and allergens, the health effects of which are the subject of public scrutiny, including suggesting that excessive consumption of these ingredients can lead to a variety of adverse health effects. An unfavorable report on the health effects of any compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products. A decrease in customer traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.
Materially increasing the number of restaurants that we operate could expose us to additional risk and adversely affect our operating margins and cash flows.
Historically, we operated a nearly fully franchised business model. However, in connection with the acquisition of Carrols, which we expect to complete in the second quarter of 2024, we will acquire approximately 1,100 restaurants, the vast majority of which are BK restaurants. In addition, we have recently acquired approximately 125 BK restaurants unrelated to the acquisition of Carrols, 38 of which were acquired in January 2024. Upon completing the Carrols acquisition, we will operate approximately 18% of our BK restaurants in the U.S. and Canada and 4% of our total restaurants. We expect to operate these acquired restaurants before refranchising most of them.
Operating a material portfolio of restaurants can expose us to additional risks or exacerbate those risks to which we are already exposed as a franchisor. For example, as a result of the Carrols acquisition, we expect to increase our number of employees by approximately 24,000. This increase in employees may expose us to additional liability and costs, such as risks associated with minimum wage increases and other mandated benefits, increased costs arising from third party and self-insured health care insurance, employment and labor liability, and regulatory compliance risks. We could also be subject to additional liability such as property, environmental and other liability as a result of being a direct operator and lessee of additional restaurants and liability arising from regulatory compliance. Furthermore, risks arising from increases in commodity prices, fuel prices or other costs associated with operating restaurants could adversely affect our operating margins if we are unable to increase pricing proportionately.
Additionally, as we previously announced, we plan to fund the remodel of substantially all BK restaurants acquired in the Carrols acquisition utilizing Carrols restaurants’ operating cash flow. Any future adverse pressure on acquired Carrols restaurants’ cash flow may delay these plans or impact consolidated RBI cash flow if we need to use funds from other sources to complete these remodels.
If we are unable to adequately protect our intellectual property, the value of our brands and our business may be harmed.
Our brands, which represent approximately 46% of the total assets on our balance sheet as of December 31, 2023, are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents, industrial designs, and other intellectual property rights to protect our brands and the respective branded products. While we have registered certain trademarks in Canada, the U.S. and foreign jurisdictions, not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and other countries may not be adequate and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us. In these cases, our proprietary rights could be challenged, circumvented, infringed or invalidated. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S.
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
We are subject to various provincial, state and foreign laws that govern the offer and sale of a franchise, including an FTC rule in the U.S. Various provincial, state and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by franchisees based upon alleged violations of these laws.
If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.
We and our franchisees may be adversely affected by climate change.
We, our franchisees, and our supply chain are subject to risks and costs arising from the effects of climate change, greenhouse gases, and diminishing energy and water resources. Climate change may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken, coffee beans and dairy. Climate change may also increase the frequency or severity of weather-related events and natural disasters. Such adverse weather-related impacts may disrupt our operations, cause restaurant closures or delay the opening of new restaurants, and/or increase the costs of (and decrease the availability of) food and other supplies needed for our operations. In turn this could result in reduced profitability for our franchisees and our Company restaurants and reduced system-wide sales and franchise revenue for us. In addition, various legislative and regulatory efforts to combat climate change may increase in the future, which could result in additional taxes, increased expenses and otherwise disrupt or adversely impact our business and/or our growth prospects.
We are subject to increasing and evolving requirements and expectations with respect to social, governance and environmental sustainability matters, which could expose us to numerous risks.
There has been an increased focus, including from investors, the public and governmental and nongovernmental authorities, on social, governance and environmental sustainability matters, such as climate change, greenhouse gases, packaging and waste, human rights, diversity, sustainable supply chain practices, animal health and welfare, deforestation, land, energy and water use and other corporate responsibility matters. We and our franchisees are and may become subject to changing rules, regulations and consumer or investor expectations with respect to these matters. As the result of these evolving requirements and increased expectations, as well as our commitment to sustainability matters, we may continue to establish or expand goals, commitments or targets, take actions to meet such goals, commitments and targets and provide expanded disclosure on these matters. These goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, we may be criticized for the accuracy, adequacy or completeness of disclosures and we are not able to mandate compliance by our franchisees with any of these goals. Further, goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, assumptions that are subject to change, and other risks and uncertainties, many of which are outside of our control. If our data, processes and reporting with respect to social and environmental matters are incomplete or inaccurate, or if we fail to achieve progress with respect to these goals on a timely basis, or if our franchisees are not able to meet consumer or investor expectations, consumer and investor trust in our brands may suffer which could diminish the value of our brands and adversely affect our business.
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
Risks Related to Our Nearly Fully Franchised Business Model
Our nearly fully franchised business model presents a number of disadvantages and risks.
Nearly all of our restaurants are owned and operated by franchisees. Therefore, our future prospects depend on our ability to attract new franchisees for each of our brands that meet our criteria and the willingness and ability of franchisees to open restaurants in existing and new markets. We may be unable to identify franchisees who meet our criteria, or franchisees we identify may not successfully implement their expansion plans.
Our nearly fully franchised business model presents a number of other drawbacks, such as limited influence over franchisee operations, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings, and reliance on franchisees to participate in our strategic initiatives. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. The failure of franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition. On occasion we have encountered, and may in the future encounter, challenges in receiving specific financial and operational results from our franchisees in a consistent and timely manner, which can negatively impact our business and operating results.
Our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs. As part of our growth strategy, we may decide to increase or decrease the number of Company-owned stores, either by purchasing existing franchised stores or by refranchising existing company-operated stores. Our failure to successfully execute these transactions could have an adverse effect on our operating results and could cause our stock price to decline.
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
If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions, rents and, delayed or reduced payments for Tim Hortons products and supplies, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Also, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, high real estate costs, or the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements our royalty revenues may decrease, which in turn could materially and adversely affect our business and operating results.
Franchisees and sub-franchisees may not successfully operate restaurants in a manner consistent with our established procedures, standards and requirements or standards set by applicable law, including sanitation and pest control standards, or data processing, privacy and cybersecurity requirements. Any operational shortcoming of a franchise or sub-franchise restaurant is likely to be attributed by guests to the entire brand and may be shared widely through social media, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. We may not be able to identify problems and take effective action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.
Labor challenges for franchisees or being liable as a joint employer could adversely affect our business.
Our franchisees are dependent upon their ability to attract and retain qualified employees in an intensely competitive labor market. The inability of our franchisees to recruit and retain qualified individuals or increased costs to do so, including due to labor market dynamics or increases in legally required wages, may delay openings of new restaurants by our franchisees and could adversely impact existing franchised restaurant operations and franchisee profitability, which could slow our growth. Boycotts, protests, work stoppages or other campaigns by labor organizations at either franchisee or company restaurants could increase costs, decrease flexibility or otherwise disrupt the business and responses to labor organizing efforts by our franchisees or us could negatively impact brand perception and our business and financial results. In September 2023, California passed legislation setting the minimum wage for fast food restaurant employees at $20 per hour effective April 1, 2024 and establishing a council to set future wage increases and to make recommendations to state agencies for other sector-wide workplace standards. This law and other labor related laws enacted or currently proposed at the federal, state, provincial or local level could increase our franchisees’ labor costs and decrease profitability.
Joint employer status is a developing area of franchise and labor and employment law that could be subject to changes in legislation, administrative agency interpretation or jurisprudential developments that may increase franchisor liability. In October 2023, the National Labor Relations Board issued its final rule addressing the standard for determining joint-employer status under the National Labor Relations Act. Under the new standard, effective February 26, 2024, a party may assert a joint-employment relationship to establish joint-employer status by using evidence of indirect and reserved forms of control bearing on an employee’s essential terms and conditions of employment. The rule is facing legal challenges, but if it becomes effective in its current form, we could potentially be liable for unfair labor practices and other violations by franchisees or we could be required to conduct collective bargaining negotiations regarding employees of franchisees, who are independent employers. In such event, our operating costs may increase as a result of required modifications to business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Employee claims that are brought against us as a result of joint employer standards and status may also, in addition to legal and financial liability, create negative publicity that could adversely affect our brands and divert financial and management resources. A significant increase in the number of these claims, or an increase in the number of successful claims, could adversely impact our brands’ reputation, which may cause significant harm.
Our future growth and profitability will depend on our ability to successfully accelerate international development with strategic partners and joint ventures.
We believe that the future growth and profitability of each of our brands will depend on our ability to successfully accelerate international development with master franchisee and joint venture partners in new and existing international markets. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may have lower average restaurant sales than restaurants in existing markets and may take longer than expected to reach target sales and profit levels or may never do so. We will need to build brand awareness in those new markets we enter through advertising and promotional activity, and those activities may not promote our brands as effectively as intended, if at all.
We have adopted a master franchise development model for all of our brands, which in markets with strong growth potential may include participating in joint ventures, to accelerate international growth. These arrangements may give our joint venture partners and/or master franchisees the exclusive right to develop and manage our restaurants in a specific country or countries, including, in some cases, the right to sub-franchise. A joint venture involves special risks, including the following: our joint venture partners may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. While sub-franchisees are required to operate their restaurants in accordance with specified operations, safety and health standards, we are not party to the agreements with the sub-franchisees and are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees has and may in the future result in the delay or discontinuation of the development of franchised restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.
Risks related to Information Technology
If we are unable to protect the personal information that we gather or fail to comply with privacy and data protection laws and regulations, we could be subject to civil and criminal penalties, suffer reputational harm and incur substantial costs.
In the ordinary course of our business, we collect, process, transmit, disclose, and retain personal information regarding our employees and their families, our franchisees and their employees, vendors, contractors, and guests (which can include social security numbers, social insurance numbers, banking and tax identification information, health care information for employees, and credit card information) and our franchisees collect similar information. In recent years we expanded our development and management of our brands’ mobile apps, online ordering platforms, and in-restaurant kiosks and home market loyalty programs. While our deployment of such technology facilitates our primary goals of generating incremental sales and improving operations at our franchisees’ restaurants as well as additional customer awareness and interest in our brands, such deployment also means that we are collecting and entrusted with additional personal information, in some cases including geo-location tracking information, about our customers.
In connection with the collection and retention of this information, we are subject to legal and compliance risks and associated liability related to privacy and data protection requirements. These types of legislation, which include the Canadian Consumer Privacy Protection Act, the California Privacy Rights Act of 2020, Quebec's Law 25, the European Union's General Data Protection Regulation (the “GDPR”) and the U.K. General Data Protection Regulation, can impose stringent data protection requirements, provide for costly penalties for noncompliance (eg. up to 4% of annual worldwide revenue for a breach of the GDPR), and confer the right upon data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations. In China, the Personal Information Protection Law (“PIPL”), has established personal information processing rules, data subject rights, and obligations for personal information processors, among other things. In addition to the PIPL, China’s Data Security Law regulates data processing activities associated with personal and non-personal data. Due to enhanced scrutiny from the general public, these regulations as well as their interpretation and criteria for enforcement continue to be subject to frequent change, and there are likely to be other jurisdictions that propose or enact new or emerging data privacy requirements in the future.
The complexity of these privacy and data protection laws may result in significant costs arising from compliance and from any non-compliance, whether or not due to our negligence, and could affect our brand reputation and our results of operations. We have and are expected to continue to have significant investments arising from compliance with these regulatory regimes due to changes in the scope of our operations and the ever-changing techniques and sophistication used to conduct cyber-attacks and breaches. In addition, to the extent that we are not in compliance with these laws or experience a major breach, theft, or loss of personal information that is held by us, or third parties on our behalf (whether or not due to our failure to comply with data security rules and standards), we could be subject to substantial fines, penalties, indemnification claims, and potential litigation which could negatively impact our results of operations and financial condition. For example, in Canada, we have been the subject of government investigation and purported class action lawsuits based on the use of certain geolocation data for Tim Hortons mobile app users. As a result of any breach, we may incur additional expenditures arising from additional security technologies, personnel, experts, and credit monitoring services for those whose data has been breached. These costs could adversely impact our results of operations during the period in which they are incurred. In addition, negative publicity regarding a breach or potential security vulnerabilities in our systems or those of our franchisees or vendors, has and in the future could adversely affect the reputation of our brands and acceptance of digital engagement by our customers which in turn could adversely affect our future results of operations.

Information technology system failures or interruptions or breaches of our network security may interrupt our operations, cause reputational harm, subject us to increased operating costs and expose us to litigation.
We rely heavily on information technology systems and infrastructure, including third-party vendors’ systems to whom we outsource certain functions across operations including, but not limited to, point-of-sale processing at our restaurants and in our mobile apps. Despite implementation of security measures, security incidents or breaches may occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. These may include damage, disruption or failures due to physical damage, power loss, telecommunications failure, or other catastrophic events, as well as from problems with transitioning systems, internal and external security breaches, malicious cyber-attacks including the introduction of malware or ransomware or other disruptive behavior by hackers, which may be exacerbated by artificial intelligence. Such damage, disruption or failures could adversely impact our results of operations and our reputation. From time to time, we have been notified by third party vendors of security incidents or breaches that affect their systems and their ability to provide services to us at expected service levels. If any of our or our vendors' systems were to fail or become subject to ransomware and we were unable to recover in a timely way, we could experience material and adverse impacts to our results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach due to human error.
Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry. If someone can circumvent our data security measures or those of third parties, including our franchisees, they could destroy or steal valuable information received as part of electronic payments. Such destruction or loss could expose us to litigation or liability and could impact our results of operations. Any resulting negative publicity could significantly harm our or our brands’ reputations.
Finally, we may need to continue to expend substantial resources to enhance our existing restaurant management systems, financial and management controls, information systems and personnel to accurately capture and reflect the financial and operational activities at our franchised restaurants. On occasion we have encountered, and may in the future encounter, challenges in receiving these results from our franchisees in a consistent and timely manner as a number of our systems relating to tracking the financial and operational activities and processes at our franchised restaurants are not fully integrated worldwide. Further, the information we receive from franchisees, including regarding their profitability, may not be audited or subject to a similar level of internal controls as our processes. To the extent that we are not able to obtain transparency into our operations from these systems, it could impair the ability of our management to react quickly when appropriate and our operating results could be negatively impacted.
Risks Related to our Indebtedness
Our leverage and obligations to service our debt could adversely affect our business.
As of December 31, 2023, we had aggregate outstanding indebtedness of $13,043 million, including senior secured term loan facilities in an aggregate principal amount of $6,450 million, senior secured first lien notes in an aggregate principal amount of $2,800 million and senior secured second lien notes in an aggregate principal amount of $3,650 million. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.
Our substantial leverage could have important potential consequences, including, but not limited to:
•increasing our vulnerability to, and reducing our flexibility to respond to, changes in our business and general adverse economic and industry conditions;
•requiring the dedication of a substantial portion of our cash flow from operations to our debt service, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, dividends, share repurchases or other corporate purposes;
•increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;
•placing us at a competitive disadvantage compared to competitors who are not as highly leveraged;
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
•imposing restrictive covenants that may hinder our ability to finance future operations and capital needs or to pursue certain business opportunities and activities, and which, in the event of non-compliance without cure or waiver, could result in an event of default and the acceleration of the applicable debt and any debt subject to cross-acceleration;

•requiring repayment or an offer to repurchase in the event of a change of control that may delay or prevent such change of control; and
•exposing us to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and substantially all of our debt is denominated in U.S. dollars.
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
We are subject to income and other taxes in Canada, the United States, and numerous foreign jurisdictions. A taxation authority may disagree with certain of our views, including, for example, the allocation of profits by tax jurisdiction, and the deductibility of our interest expense, and may take the position that material income tax liabilities, interest, penalties, or other amounts are payable by us, in which case, we expect to contest such assessment. Contesting such an assessment may be lengthy and costly and, if we were unsuccessful, the implications could be materially adverse to us and affect our effective income tax rate and/or operating income.
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
Because RBI and Partnership are organized under the laws of Canada, we are classified as foreign entities (and, therefore, non-U.S. tax residents) under general rules of U.S. federal income taxation that an entity is considered a tax resident in the jurisdiction of its organization or incorporation. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to complex rules under Section 7874 of the U.S. Internal Revenue Code of 1986, as amended. In addition, a retroactive or prospective change to U.S. tax laws in this area could adversely impact this classification. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
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
The 2021 Canadian Federal Budget proposed various tax law changes, including a new limitation on the deductibility of interest and similar expenses; revised draft legislation was released on November 21, 2023, with a proposed effective date for taxation years beginning on or after October 1, 2023. The proposed rules have not yet been enacted. In general, the draft legislation proposes to limit the deductibility of interest and other financing-related expenses to the extent that such expenses, net of interest and financing-related income, exceed a fixed ratio of the entity’s tax EBITDA, with a specified carry-back limit and an indefinite carry-forward limit. The proposed rules and their application are complex and could materially increase our future income taxes if enacted, adversely impacting our effective tax rate and financial results.
On November 21, 2023, Canada released revised, proposed legislation that would impose a 2% equity buyback tax for net equity repurchase transactions that occur on or after January 1, 2024, however, this legislation has not yet been enacted.
The Organization for Economic Cooperation and Development (“OECD”) and many countries in which we operate have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives, including a 15% global minimum tax applied on a country-by-country basis, likely applicable to periods beginning on or after December 31, 2023. The OECD has issued model rules with respect to various aspects of such proposed changes and ongoing public consultation with additional guidance expected. On November 21, 2023, Canada released initial draft enabling legislation with respect to aspects of such OECD model rules. The enactment, timing and many details regarding such potential tax law changes remain uncertain as Canada and other individual countries evaluate and pursue their respective approaches to enacting the principles underlying such model rules. Certain countries in which we operate have enacted legislation (with subsequent guidance and details expected to follow) to adopt the “Pillar Two” framework effective for periods beginning on or after January 1, 2024, including Switzerland, which will increase our future taxes, adversely impacting our effective tax rate and financial results. We will continue to evaluate the potential impact on future periods of the “Pillar Two” framework as additional guidance is released and other individual countries adopt such enabling legislation.
Risks Related to our Partnership Exchangeable Units
3G RBH owns approximately 28% of the combined voting power with respect to RBI, and its interests may conflict with or differ from the interests of the other equity holders.
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns approximately 92% of the Partnership exchangeable units and approximately 28% of the combined voting power with respect to RBI. The interests of 3G RBH and its principals may not always be aligned with the interests of the other holders of Partnership exchangeable units. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power of RBI, it will continue to be able to strongly influence or effectively control the business decisions of RBI and Partnership. 3G RBH and its principals may have interests that are different from those of the other holders of Partnership exchangeable units, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of the other holders of Partnership exchangeable units.
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
We are dependent on the efforts and abilities of our senior management, including the executives managing each of our brands, and our success will also depend on our ability to attract and retain additional qualified employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business. Also, integration of strategic transactions such as the acquisition of Firehouse Subs and pending acquisition of Carrols, may divert management’s attention from other initiatives, and effectively executing our growth strategy.
We have been, and in the future may be, subject to litigation that could have an adverse effect on our business.
We are regularly involved in litigation including related to disputes with franchisees, suppliers, employees, team members, and customers, as well as disputes over our advertising claims about our food and over our intellectual property. See the discussion of Legal Proceedings in Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Item 8 of this

Form 10-K. Active and potential disputes with franchisees could damage our brand reputation and our relationships with our broader franchise base. Such litigation may be expensive to defend, harm our reputation and divert resources away from our operations and negatively impact our reported earnings. Also, legal proceedings against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee. We, or our business partners, may become subject to claims for infringement of intellectual property rights and we may be required to indemnify or defend our business partners from such claims. Should management’s evaluation of our current exposure to legal matters pending against us prove incorrect and if such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our financial condition or results of operations may be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management and strategy
We recognize the critical importance of maintaining the trust and confidence of our customers, franchisees and employees. Consequently, our cybersecurity policies, standards, processes and practices are embedded within our overall enterprise risk management (“ERM”) program.
Our operations utilize multiple information systems, including accounting software, human resources management software, back of house systems, supply chain software, our brands’ mobile apps, online ordering platforms, in-restaurant kiosks, point-of-sale software, and back-of-house software. In the ordinary course of our business, we collect, process, transmit, disclose, and retain personal information regarding our employees, our franchisees, vendors, contractors, and guests (which can include social security numbers, social insurance numbers, banking and tax identification information, health care information for employees, and credit card information) and our franchisees collect similar information.
To protect the information that we gather and the availability of our information systems from cybersecurity threats, we have an ongoing cybersecurity risk mitigation program, which includes maintaining up-to-date detection, prevention and monitoring systems and contracting with outside cybersecurity firms to provide continuous monitoring of our systems as well as threat-detection services. We define a cybersecurity threat as any potential unauthorized occurrence on or conducted through our information systems or information systems of a third party that we utilize in our business that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology and include the following components:
•Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Deployment of Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Development and Periodic Testing of Incident Response and Recovery Planning: We have developed and maintain comprehensive incident response and recovery plans that address our response to cybersecurity threats, and such plans are tested and evaluated on a regular basis. Our periodic testing of these plans includes a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee, and we adjust cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
•Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, franchisees and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Implementation of Regular and Mandatory Employee Training and Awareness Programs: We provide regular, mandatory training for our personnel regarding cybersecurity threats as a means to equip them with effective tools to detect and address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
Governance
Our Audit Committee oversees our ERM process, including the management of risks arising from cybersecurity threats. The Audit Committee regularly receives presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our Internal Audit function performs periodic audits of our cyber security program and reports results to the Audit Committee. On a periodic basis, the Audit Committee discusses our approach to cybersecurity risk management with our Chief Information Security Officer (“CISO”).
Our CISO works in coordination with our senior management and leaders at each of our brands to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our CISO and the internal security team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate. We also use a Managed Security Service Provider (MSSP) to provide continuous monitoring of our systems and supplement our internal security team.
As of December 31, 2023, our CISO has served in various roles in information technology and information security for over 37 years, as an IT auditor and an IT security executive. He has been in various industries including Finance, Manufacturing and Retail. The CISO has both the CISA and CRP designations.
While cybersecurity threats as a result of any previous cybersecurity incidents have not materially affected our business strategy, results of operations or financial condition, future incidents may interrupt our operations, cause reputational harm, subject us to increased operating costs and/or expose us to litigation.

Executive Officers of Restaurant Brands International, Inc., General Partner of Registrant
Set forth below is certain information about our executive officers as of February 20, 2024.

Name	Age	Position
J. Patrick Doyle	60	Executive Chairman
Joshua Kobza	37	Chief Executive Officer
Matthew Dunnigan	40	Chief Financial Officer
Axel Schwan	50	President, Tim Hortons Canada & U.S.
Thomas B. Curtis	60	President, Burger King U.S. & Canada
Sami Siddiqui	39	President, Popeyes U.S. & Canada
David Shear	39	President, International
Duncan Fulton	48	Chief Corporate Officer
Jeff Housman	42	Chief People & Services Officer
Jill Granat	58	General Counsel and Corporate Secretary
Jacqueline Friesner	51	Controller and Chief Accounting Officer
Patrick Doyle. Mr. Doyle has served as Executive Chair of our Board since January 2023 and was appointed Executive Chairman of RBI in November 2022. Most recently, he served as an executive partner focused on the consumer sector of the Carlyle Group, a global diversified investment firm from September 2019 through November 2022, Prior to that he served as the chief executive officer of Domino’s Pizza from March 2010 to June 2018, having served as president from 2007 to 2010, as executive vice president of Domino’s Team USA from 2004 to 2007 and as executive vice president of Domino’s International form 1999 to 2004.
Joshua Kobza. Mr. Kobza was appointed Chief Executive Officer of RBI effective March 1, 2023. Prior to that, Mr. Kobza served as Chief Operating Officer of RBI from January 2019 to March 2023, as Chief Technology and Development Officer of RBI from January 2018 to January 2019, and as Chief Financial Officer of RBI from December 2014 to January 2018. From April 2013 to December 2014, Mr. Kobza served as Executive Vice President and Chief Financial Officer of Burger King Worldwide. Mr. Kobza

joined Burger King Worldwide in June 2012 as Director, Investor Relations, and was promoted to Senior Vice President, Global Finance in December 2012.
Matthew Dunnigan. Mr. Dunnigan was appointed Chief Financial Officer of RBI in January 2018. From October 2014 until January 2018, Mr. Dunnigan held the position of Treasurer, where he took on increasing responsibilities and successfully led all of RBI’s capital markets activities. Before he joined RBI, Mr. Dunnigan served as Vice President of Crescent Capital Group LP, from September 2013 through October 2014, where he evaluated investments across the credit markets. Prior to that, Mr. Dunnigan was a private equity investment professional for H.I.G. Capital.
Axel Schwan. Mr. Schwan was appointed as President, Tim Hortons Canada & US in October 2019 after serving as Global Chief Marketing Officer for Tim Hortons since October 2017. Mr. Schwan first joined RBI as Marketing Director, Germany, Austria and Switzerland in 2011 and was then appointed as Vice President, Marketing and Communications, EMEA for Burger King before advancing to the role of Global Chief Marketing Officer for the brand in January 2014. Prior to joining RBI, Mr. Schwan led the Schwan family restaurant business, alongside his sister, and worked in various marketing roles at Unilever and Danone in Germany.
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
Sami Siddiqui. Mr. Siddiqui was appointed President, Popeyes U.S. & Canada in September 2020. Prior to that Mr. Siddiqui served as President of Asia Pacific for RBI from February 2019 to September 2020 and as Chief Financial Officer for Burger King Corporation from October 2018 to February 2019. From September 2016 to September 2018, he was President of Tim Hortons and from April 2015 to September 2016, he was Executive Vice President, Finance for Tim Hortons. Mr. Siddiqui joined Burger King Corporation in 2013 and served various capacities within the Global Finance groups of Burger King Corporation prior to joining the Tim Hortons team.
David Shear. Mr. Shear was appointed President International of RBI in January 2021. Mr. Shear previously served as President EMEA beginning in September 2016. Mr. Shear joined the predecessor of RBI in 2011, holding roles of increasing responsibility within Burger King U.S. marketing. He then held various roles in Asia Pacific, including serving as President of Burger King APAC from 2014 to 2016. Prior to joining Burger King, Mr. Shear worked at strategy consulting firm Charles River Associates.
Duncan Fulton. Mr. Fulton was appointed Chief Corporate Officer of RBI, in June 2018, overseeing global communications, North American franchising, government relations and ESG initiatives. Mr. Fulton also serves as Chairman of the Board of Directors for the Tim Hortons Foundation. Prior to joining RBI, Mr. Fulton held several positions with Canadian Tire Corporation (CTC) from November 2009 to March 2018, including Senior Vice President of Corporate Affairs, Chief Marketing Officer for FGL Sports and Mark’s Work Warehouse, and President of FGL Sports. Previously, Mr. Fulton was Senior Partner and General Manager of Fleishman-Hilliard from April 2002 to November 2009. Prior to his agency experience, Mr. Fulton served as a communication advisor and spokesman for several political leaders, including former Canadian Prime Minister Jean Chrétien, Ontario Premier Dalton McGuinty and New Brunswick Premier Frank McKenna.
Jeff Housman. Mr. Housman was appointed Chief People & Services Officer of RBI in April 2021 and previously served as Chief Human Resources Officer beginning in February 2017 as well as Head of Global Business Services from January 2015 to January 2017. Mr. Housman joined Burger King in April 2013 serving in finance, real estate and business services roles. Prior to joining Burger King, Mr. Housman worked in investment banking at J.P. Morgan, and he holds an MBA from Columbia Business School and a Bachelor’s in Business Administration from Emory University.
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

Item 2. Properties
Our corporate headquarters is located in Toronto, Ontario and consists of approximately 65,000 square feet which we lease. Our U.S. headquarters is located in Miami, Florida and consists of approximately 150,000 square feet which we lease. We also lease office property in Switzerland, Singapore and Jacksonville, Florida and additional office space in Canada.
The table below sets forth the real estate profile of each of our franchised restaurants and company restaurants by operating segment. As discussed in the Business section, our TH, BK, PLK and FHS segments include operations for each of these brands in the U.S. and Canada while our INTL segment includes operations of each of our four brands outside of the U.S. and Canada. In addition to the restaurant properties below, we own five distribution centers and own two manufacturing plants in Canada which are included in our TH segment. We also lease one manufacturing plant in the U.S. which is included in our TH segment.
As of December 31, 2023, our restaurant footprint was as follows:

	TH	BK	PLK	FHS	INTL	Total
Franchised Restaurants
Sites owned by us and leased to franchisees	770	629	37	—	2	1,438
Sites leased by us and subleased to franchisees	2,771	670	56	—	6	3,503
Sites owned/leased directly by franchisees	976	5,707	3,260	1,226	14,734	25,903
Total franchised restaurant sites	4,517	7,006	3,353	1,226	14,742	30,844
Company Restaurants
Sites owned by us	1	31	10	—	—	42
Sites leased by us	7	107	31	39	—	184
Total company restaurant sites	8	138	41	39	—	226
Total system-wide restaurant sites	4,525	7,144	3,394	1,265	14,742	31,070
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
See Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for more information on certain legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Partnership Exchangeable Units
The Partnership exchangeable units trade on the Toronto Stock Exchange (“TSX”) under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange (“NYSE”) and the TSX under the ticker symbol “QSR”. As of February 14, 2024, there were 44 holders of record of Partnership exchangeable units.
Distribution Policy
On February 13, 2024, we announced that the RBI board of directors had declared a cash dividend of $0.58 per RBI common share for the first quarter of 2024. The dividend will be paid on April 4, 2024 to RBI common shareholders of record on March 21, 2024. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above. To fund the RBI common share dividend, Partnership will also make a corresponding distribution in respect of the Class A common units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the RBI common shares.
RBI is targeting a total of $2.32 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2024.
We do not have a formal distribution policy. However, pursuant to the partnership agreement, RBI, as our general partner, must cause us to make distributions on our Class A common units and Partnership exchangeable units, when a dividend has been declared and is payable in respect of RBI common shares.
Although RBI’s board of directors declared a cash distribution on Partnership exchangeable units for each quarter of 2023 and for the first quarter of 2024, any future distributions on Partnership exchangeable units will be determined at the discretion of RBI’s board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that RBI’s board of directors deems relevant. Although we are targeting a total of $2.32 in declared distributions per Partnership exchangeable unit for 2024, there is no assurance that we will achieve our target total distributions for 2024 and satisfy our debt service and other obligations.
Issuer Purchases of Equity Securities
We distributed to RBI $500 million, $326 million and $551 million during 2023, 2022 and 2021, respectively, to repurchase RBI common shares.
During 2023, we received exchange notices representing 9,398,876 Partnership exchangeable units. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. During 2022, we received exchange notices representing 1,996,818 Partnership exchangeable units and satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. During 2021, we received exchange notices representing 10,119,880 Partnership exchangeable units and satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. Pursuant to the terms of the partnership agreement, the purchase price for the Partnership exchangeable units was based on the weighted average trading price of RBI common shares on the NYSE for the 20 consecutive trading days ending on the last business day prior to the exchange date. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Stock Performance Graph
The following graph depicts the total return to the holders of Partnership exchangeable units from December 31, 2018 through December 31, 2023, relative to the performance of the Standard & Poor’s/TSX Composite Index and the Standard & Poor’s/TSX Capped Consumer Discretionary Index, a peer group. The graph assumes an investment of $100 in Partnership exchangeable units and each index on December 31, 2018 and the reinvestment of distributions paid since that date. The price performance shown in the graph is not necessarily indicative of future price performance.

$175
$150
$125
$100
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Restaurant Brands International Limited Partnership (TSX)
S&P/TSX Composite Index (C$)
S&P/TSX Capped Consumer Discretionary Index (C$)

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Restaurant Brands International Limited Partnership (TSX)	$100	$121	$116	$120	$140	$171
S&P/TSX Composite Index (C$)	$100	$123	$130	$162	$153	$171
S&P/TSX Capped Consumer Discretionary Index (C$)	$100	$116	$137	$164	$154	$171

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our audited Consolidated Financial Statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report for the year ended December 31, 2023 (our “Annual Report”).
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
Overview
We are a Canadian corporation that serves as the indirect holding company for the entities that own and franchise the Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs® brands. We are one of the world’s largest quick service restaurant (“QSR”) companies with over $40 billion in annual system-wide sales and over 30,000 restaurants in more than 120 countries and territories as of December 31, 2023. Our Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs® brands have similar franchised business models with complementary daypart mixes and product platforms. Our four iconic brands are managed independently while benefiting from global scale and sharing of best practices.
Tim Hortons restaurants are quick service restaurants with a menu that includes premium blend coffee, tea, espresso-based hot and cold specialty drinks, fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies and pastries, sandwiches, wraps, soups and more. Burger King restaurants are quick service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other food items. Popeyes restaurants are quick service restaurants that distinguish themselves with a unique “Louisiana” style menu featuring fried chicken, chicken sandwiches, chicken tenders, wings, fried shrimp and other seafood, red beans and rice and other regional items. Firehouse Subs restaurants are quick service restaurants featuring hot and hearty subs piled high with quality meats and cheese as well as chopped salads, chili and soups, signature and other sides, soft drinks and local specialties.

Beginning with the fourth quarter of 2023, we are reporting results under five operating and reportable segments. This shift in reportable segments reflects how RBI's leadership oversees and manages the business. As a result of this change, our five operating and reportable segments consist of the following:
1.Tim Hortons – all operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King – all operations of our Burger King brand in the U.S. and Canada (“BK”);
3.Popeyes Louisiana Kitchen – all operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – all operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”); and
5.International – all operations of each of our brands outside the U.S. and Canada (“INTL”).
Prior year amounts presented have been reclassified to conform to this new segment presentation with no effect on previously reported consolidated results.
In addition, we transitioned our definition of segment income from Adjusted EBITDA to Adjusted Operating Income (“AOI”). AOI represents income from operations, adjusted to exclude (i) franchise agreement amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. Unlike Adjusted EBITDA, our previous measure of segment income, AOI includes depreciation and amortization (excluding franchise agreement amortization) as well as share-based compensation and non-cash incentive compensation expense.
We generate revenues from the following sources: (i) sales, consisting primarily of (1) Tim Hortons supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales of consumer packaged goods (“CPG”), and (2) sales at Company restaurants; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) advertising revenues and other services, consisting primarily of (1) advertising fund contributions based on a percentage of sales reported by franchised restaurants to fund advertising expenses and (2) tech fees and revenues that vary by market and partially offset expenses related to technology initiatives.
Operating costs and expenses for our segments include:
•cost of sales comprised of (i) costs associated with the management of our Tim Hortons supply chain, including cost of goods, direct labor, depreciation, and cost of CPG products sold to retailers as well as (ii) food, paper and labor costs of Company restaurants;
•franchise and property expenses comprised primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, amortization of franchise agreements, and bad debt expense (recoveries);
•advertising expenses and other services comprised primarily of expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives, depreciation and amortization and other related support functions for the respective brands. We generally manage advertising expenses to equal advertising revenues in the long term, however in some periods there may be a mismatch in the timing of revenues and expenses or higher expenses due to our support initiatives behind marketing programs; and
•segment general and administrative expenses (“Segment G&A”) comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, general overhead for our corporate offices, share-based compensation and non-cash incentive compensation expense, and depreciation and amortization.
Firehouse Acquisition
We completed the acquisition of Firehouse Subs on December 15, 2021 for total consideration of approximately $1,016 million (the “Firehouse Acquisition”). Our 2023 and 2022 consolidated statement of operations includes FHS revenues and segment income for a full fiscal year. Our 2021 consolidated statement of operations included FHS revenues and segment income from the acquisition date of December 15, 2021 through December 26, 2021, the 2021 fiscal year end for FHS.

Key Operating Metrics
We evaluate our restaurants and assess our business based on the following operating metrics:
•System-wide sales growth refers to the percentage change in sales at all franchised restaurants and Company restaurants (referred to as system-wide sales) in one period from the same period in the prior year.
•Comparable sales refers to the percentage change in restaurant sales in one period from the same prior year period for restaurants that have been open for 13 months or longer for Tim Hortons, Burger King and Firehouse Subs and 17 months or longer for Popeyes. Additionally, if a restaurant is closed for a significant portion of a month, the restaurant is excluded from the monthly comparable sales calculation.
•System-wide sales growth and comparable sales are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation (“FX Impact”). For system-wide sales growth and comparable sales, we calculate the FX Impact by translating prior year results at current year monthly average exchange rates.
•Unless otherwise stated, system-wide sales growth, system-wide sales and comparable sales are presented on a system-wide basis, which means they include franchised restaurants and Company restaurants. System-wide results are driven by our franchised restaurants, as nearly all system-wide restaurants are franchised. Franchise sales represent sales at all franchised restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales.
•Net restaurant growth refers to the net change in restaurant count (openings, net of permanent closures) over a trailing twelve month period, divided by the restaurant count at the beginning of the trailing twelve month period. In determining whether a restaurant meets our definition of a restaurant that will be included in our net restaurant growth, we consider factors such as scope of operations, format and image, separate franchise agreement, and minimum sales thresholds. We refer to restaurants that do not meet our definition as “alternative formats.” These alternative formats are helpful to build brand awareness, test new concepts and provide convenience in certain markets.
These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of each brand’s marketing, operations and growth initiatives.
In our 2022 financial reports, our key operating metrics included results from our franchised Burger King restaurants in Russia, with supplemental disclosure provided excluding these restaurants. We did not generate any new profits from restaurants in Russia in 2022 and 2023. Consequently, beginning in the first quarter of 2023, our reported key operating metrics exclude the results from Russia for 2023 and 2022. Key operating metrics for 2021 include the results from Russia.

The following table presents our key operating metrics for each of the periods indicated, which have been derived from our internal records. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry who may define these metrics differently.

Key Business Metrics	2023	2022	2021
System-wide sales growth
TH	11.0%	11.7%	10.4%
BK	6.9%	2.8%	4.2%
PLK	10.5%	5.6%	4.8%
FHS (b)	7.1%	N/A	N/A
INTL (c)	17.6%	25.6%	28.9%
Consolidated (a)	12.2%	12.9%	13.8%
FHS (b)	N/A	4.2%	25.1%
System-wide sales ($ in millions)
TH	$7,245	$6,732	$6,243
BK	$11,474	$10,747	$10,475
PLK	$5,886	$5,338	$5,086
FHS (b)	$1,194	$1,154	N/A
INTL (c)	$17,087	$14,700	$13,691
Consolidated (a)	$42,886	$38,671	$35,495
FHS (b)	N/A	N/A	$1,091
Comparable sales
TH	10.4%	10.4%	10.6%
BK	7.4%	2.3%	4.8%
PLK	4.8%	(0.6)%	(1.9)%
FHS (b)	3.8%	N/A	N/A
INTL (c)	9.0%	15.4%	14.2%
Consolidated (a)	8.1%	7.9%	7.9%
FHS (b)	N/A	0.6%	20.9%
Net restaurant growth
TH	0.1%	(1.1)%	0.5%
BK	(3.3)%	(0.6)%	0.7%
PLK	4.9%	6.7%	6.4%
FHS (b)	3.0%	2.4%	N/A
INTL (c)	8.9%	9.1%	7.8%
Consolidated (a)	3.9%	4.4%	4.5%
FHS (b)	N/A	N/A	1.6%
System Restaurant count
TH	4,525	4,519	4,571
BK	7,144	7,389	7,433
PLK	3,394	3,235	3,031
FHS (b)	1,265	1,242	1,213
INTL (c)	14,742	13,517	13,208
Consolidated (d)	31,070	29,902	29,456
(a)Consolidated system-wide sales growth and consolidated comparable sales do not include the results of Firehouse Subs for 2022 and 2021. Consolidated system-wide sales and consolidated net restaurant growth do not include the results of Firehouse Subs for 2021.
(b)For 2022, FHS system-wide sales growth, system-wide sales, comparable sales and net restaurant growth are for the period from December 27, 2021 through December 31, 2022. FHS 2022 system-wide sales growth and comparable sales figures are shown for information purposes only. FHS figures for 2021 are shown for informational purposes only, consistent with its 2021 fiscal calendar. FHS system-wide sales and restaurant count include 14 FHS restaurants in Puerto Rico ("FHS PR") in 2022 and 2021 but not in 2023. For the purpose of calculating 2023 FHS system-wide sales growth, comparable sales and net restaurant growth, we exclude FHS PR in both the current and prior year periods.

(c)INTL includes FHS PR beginning January 1, 2023. For the purposes of calculating 2023 INTL system-wide sales growth, comparable sales and net restaurant growth, we include FHS PR in both the current and prior year periods.
(d)As of December 31, 2023, we had 342 alternative format units open, which primarily includes TH self-serves and Tims Express outlets in China, which are not included in restaurant count.
Macro Economic Environment
During 2023 and 2022, there were increases in commodity, labor, and energy costs partially due to the macroeconomic impact of the War in Ukraine and residual impacts from COVID-19. This has resulted in increases in inflation, foreign exchange volatility, rising interest rates and general softening in the consumer environment which have been exacerbated by conflicts in the Middle East. These pressures could have an adverse impact on our business and results of operations if we and our franchisees are not able to manage costs effectively without negatively impacting consumers.
In addition, the global crisis resulting from the spread of COVID-19 impacted our restaurant operations during 2022 and 2021. Certain markets, including Canada and China, were significantly impacted as a result of governments mandated lockdowns. These lockdowns, which have since been lifted, resulted in restrictions to restaurant operations, such as reduced, if any, dine-in capacity, and/or restrictions on hours of operation in those markets.
Consolidated Results of Operations for 2023, 2022 and 2021
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues and segment income for each segment may not calculate exactly due to rounding.

				2023 vs. 2022			2022 vs. 2021
Consolidated	2023	2022	2021	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,950	$2,819	$2,378	$131	$(79)	$210	$441	$(79)	$520
Franchise and property revenues	2,903	2,661	2,443	242	(33)	275	218	(84)	302
Advertising revenues and other services	1,169	1,025	918	144	(6)	150	107	(11)	118
Total revenues	7,022	6,505	5,739	517	(118)	635	766	(174)	940
Operating costs and expenses:
Cost of sales	2,435	2,312	1,890	(123)	63	(186)	(422)	62	(484)
Franchise and property expenses	512	518	489	6	11	(5)	(29)	12	(41)
Advertising expenses and other services	1,273	1,077	986	(196)	7	(203)	(91)	13	(104)
General and administrative expenses	704	631	484	(73)	—	(73)	(147)	10	(157)
(Income) loss from equity method investments	(8)	44	4	52	—	52	(40)	(1)	(39)
Other operating expenses (income), net	55	25	7	(30)	—	(30)	(18)	(9)	(9)
Total operating costs and expenses	4,971	4,607	3,860	(364)	81	(445)	(747)	87	(834)
Income from operations	2,051	1,898	1,879	153	(37)	190	19	(87)	106
Interest expense, net	582	533	505	(49)	1	(50)	(28)	1	(29)
Loss on early extinguishment of debt	16	—	11	(16)	—	(16)	11	—	11
Income before income taxes	1,453	1,365	1,363	88	(36)	124	2	(86)	88
Income tax (benefit) expense	(265)	(117)	110	148	2	146	227	4	223
Net income	$1,718	$1,482	$1,253	$236	$(34)	$270	$229	$(82)	$311
(a)We calculate the FX Impact by translating prior year results at current year monthly average exchange rates. We analyze these results on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements.

Sales and Cost of Sales
During 2023, the increase in sales was primarily driven by an increase of $173 million in our TH segment, an increase of $26 million in our BK segment and an increase of $11 million in our PLK segment, partially offset by an unfavorable FX Impact of $79 million.
During 2022, the increase in sales was primarily driven by an increase of $460 million in our TH segment, an increase of $38 million in our FHS segment reflecting a full year, an increase of $14 million in our PLK segment, and an increase of $6 million in our BK segment, partially offset by an unfavorable FX Impact of $79 million.
During 2023, the increase in cost of sales was primarily driven by an increase of $163 million in our TH segment, an increase of $17 million in our BK segment and an increase of $8 million in our PLK segment, partially offset by a favorable FX Impact of $63 million.
During 2022, the increase in cost of sales was primarily driven by an increase of $428 million in our TH segment, an increase of $34 million in our FHS segment reflecting a full year, an increase of $14 million in our PLK segment, and an increase of $7 million in our BK segment, partially offset by a favorable FX Impact of $62 million.
Franchise and Property
During 2023, the increase in franchise and property revenues was primarily driven by an increase of $108 million in our INTL segment, an increase of $79 million in our TH segment, an increase of $44 million in our BK segment, an increase of $30 million in our PLK segment, and an increase of $14 million in our FHS segment, partially offset by an unfavorable FX Impact of $33 million.
During 2022, the increase in franchise and property revenues was primarily driven by an increase of $105 million in our INTL segment, an increase of $82 million in our FHS segment reflecting a full year, an increase of $81 million in our TH segment, an increase of $20 million in our PLK segment, and an increase of $15 million in our BK segment, partially offset by an unfavorable FX Impact of $84 million.
During 2023, franchise and property expenses remained relatively consistent with 2022.
During 2022, the increase in franchise and property expenses was primarily driven by an increase of $17 million in our INTL segment, an increase of $8 million in our BK segment, an increase of $7 million in our TH segment, and an increase of $6 million in our FHS segment reflecting a full year, partially offset by a favorable FX impact of $12 million.
Advertising and Other Services
During 2023, the increase in advertising revenues and other services was primarily driven by an increase of $35 million in our FHS segment, an increase of $34 million in our TH segment, an increase of $32 million in our BK segment, an increase of $32 million in our PLK segment, and an increase of $17 million in our INTL segment, partially offset by an unfavorable FX Impact of $6 million.
During 2022, the increase in advertising revenues and other services was primarily driven by an increase of $45 million in our TH segment, an increase of $26 million in our PLK segment, an increase of $20 million in our BK segment, an increase of $13 million in our FHS segment reflecting a full year, and an increase of $13 million in our INTL segment, partially offset by an unfavorable FX Impact of $11 million.
During 2023, the increase in advertising expenses and other services was primarily driven by an increase of $76 million in our BK segment, an increase of $37 million in our FHS segment, an increase of $35 million in our TH segment, an increase of $34 million in our PLK segment, and an increase of $19 million in our INTL segment, partially offset by a favorable FX Impact of $7 million.
During 2022, the increase in advertising expenses and other services was primarily driven by an increase of $35 million in our BK segment, an increase of $28 million in our PLK segment, an increase of $14 million in our INTL segment, an increase of $14 million in our TH segment, and an increase of $12 million in our FHS segment reflecting a full year, partially offset by a favorable FX Impact of $13 million.

General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

				2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
				Favorable / (Unfavorable)
Segment G&A (b):
TH	$168	$151	$133	$(17)	(11)%	$(18)	(14)%
BK	145	126	110	(19)	(15)%	(16)	(15)%
PLK	86	72	64	(14)	(19)%	(8)	(13)%
FHS	58	52	1	(6)	(12)%	(51)	NM
INTL	190	160	142	(30)	(19)%	(18)	(13)%
FHS Transaction costs	19	24	18	5	21%	(6)	(33)%
Corporate restructuring and advisory fees	38	46	16	8	17%	(30)	(188)%
General and administrative expenses	$704	$631	$484	$(73)	(12)%	$(147)	(30)%
NM - Not meaningful
(b)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $194 million, $136 million and $102 million for 2023, 2022 and 2021, respectively. Segment G&A excludes income/expenses from non-recurring projects and non-operating activities, such as FHS Transaction costs and Corporate restructuring and advisory fees (both as defined below).
During 2023, the increase in general and administrative expenses was primarily driven by higher share-based compensation and non-cash incentive compensation as well as higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising. During 2022, the increase in general and administrative expenses was primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising, the increase in Segment G&A for our FHS segment driven by a full year of results in 2022 and an increase in share-based compensation and non-cash incentive compensation.
During 2023 and 2022, the increases in share-based compensation and non-cash incentive compensation expense were primarily due to an increase in equity awards granted during 2023 and 2022, including equity awards granted to our executive chairman during the fourth quarter of 2022, an increase in expenses related to previously granted performance-based equity awards recognized in 2023, and the non-recurrence of equity award forfeitures during 2021. In addition, the increase in share-based compensation and non-cash incentive compensation expense was also impacted by shorter vesting periods for equity awards granted beginning in 2021.
In connection with the Firehouse Acquisition, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation related expenses and integration costs. We do not expect to incur additional FHS Transaction costs in the future.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure as well as services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”). The decrease in Corporate restructuring and advisory fees in 2023 reflects decreased costs associated with corporate restructuring initiatives in 2023 compared to 2022. The increase in Corporate restructuring and advisory fees in 2022 reflects increased costs associated with finalizing restructuring initiatives and execution of restructuring actions in 2022 compared to primarily planning activities in 2021.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity method investees and impairment charges.
During 2023, the change in (income) loss from equity method investments was primarily related to our share of a gain recognized by one of our Burger King joint ventures on the sale of equity shares the joint venture held in a subsidiary and the non-recurrence of an impairment charge that we recognized in 2022. For additional information on equity method impairment charges, see

Note 6, “Equity Method Investments”, of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
During 2022, the change in (income) loss from equity method investments was primarily driven by an increase in equity method investment net losses and an impairment charge that we recognized in 2022.
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2023	2022	2021
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$16	$4	$2
Litigation settlements and reserves, net	1	11	81
Net losses (gains) on foreign exchange	20	(4)	(76)
Other, net	18	14	—
Other operating expenses (income), net	$55	$25	$7
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods. The amount for 2023 includes asset write-offs and related costs in connection with the discontinuance of an internally developed software project.
Litigation settlements and reserves, net primarily reflects accruals and payments made and proceeds received in connection with litigation and arbitration matters and other business disputes.
In early 2022, we entered into negotiations to resolve business disputes that arose during 2021 with counterparties to the master franchise agreements for Burger King and Popeyes in China. Based on these discussions, we paid approximately $100 million in 2022, $5 million and $72 million of which was recorded as Litigation settlements and reserves, net in 2022 and 2021, respectively. The majority of this amount related to Popeyes, resolved our disputes, and allowed us to move forward in the market with a new master franchisee. Additionally, pursuant to this agreement we and our partners made equity contributions to the Burger King business in China.
Net losses (gains) on foreign exchange are primarily related to revaluation of foreign denominated assets and liabilities.
Other, net for 2023 and 2022 are primarily related to payments in connection with FHS area representative buyouts.
Interest Expense, net

	2023	2022	2021
Interest expense, net	$582	$533	$505
Weighted average interest rate on long-term debt	5.0%	4.4%	4.2%
During 2023, interest expense, net increased primarily due to an increase in the weighted average interest rate driven by increases in interest rates which impacts our variable rate debt and the impact of our September 2023 term loan refinancing.
During 2022, interest expense, net increased primarily due to an increase in long-term debt and an increase in the weighted average interest rate driven by increases in interest rates which impacts our variable debt.
Income Tax Expense
Our effective tax rate was (18.2)% in 2023 and (8.6)% in 2022. The effective tax rate for 2023 reflects a $367 million increase in net deferred tax assets related to non-refundable tax credits and certain intangibles recognized in connection with intra-group reorganizations centralizing the management of various international business and financing operations, which reduced the effective tax rate by 25.3%. The effective tax rate for 2023 and 2022 includes a net decrease in tax reserves of $91 million and $364 million, respectively, related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 6.2% and 26.7%, respectively. Additionally, our effective tax rate for 2023 was favorably impacted by structural changes implemented in the latter part of 2022.

Our effective tax rate was (8.6)% in 2022 and 8.1% in 2021. The effective tax rate for 2022 and 2021 include net decreases in tax reserves of $364 million and $101 million, respectively, related primarily to expiring statutes of limitations for certain prior tax years which decreased the effective tax rate by 26.7% and 7.4%, respectively. The effective tax rates for 2022 and 2021 also reflect the mix of income from multiple tax jurisdictions, and the impact of internal financing arrangements and structural changes.
Net Income
We reported net income of $1,718 million for 2023 compared to net income of $1,482 million for 2022. The increase in net income is primarily due to a $148 million increase in income tax benefit, a $72 million increase in INTL segment income, a $53 million favorable change from the impact of equity method investments, a $33 million increase in TH segment income, a $16 million increase in PLK segment income, an $8 million decrease in Corporate restructuring and advisory fees, a $5 million decrease in FHS Transaction costs, a $5 million increase in FHS segment income and a $1 million decrease in franchise agreement amortization. These factors were partially offset by a $49 million increase in interest expense, net, a $30 million increase in other operating expenses (income), net, $16 million loss on early extinguishment of debt in the current year, and a $10.0 million decrease in BK segment income. Amounts above include a total unfavorable FX Impact to net income of $34 million.
We reported net income of $1,482 million for 2022 compared to net income of $1,253 million for 2021. The increase in net income is primarily due to an income tax benefit of $117 million in 2022 compared to an income tax expense of $110 million in 2021, an $80 million increase in TH segment income, a $31 million increase in FHS segment income reflecting a full year, a $14 million increase in INTL segment income, the non-recurrence of an $11 million loss on early extinguishment of debt, and a $7 million increase in PLK segment income. These factors were partially offset by a $34 million unfavorable change from the impact of equity method investments, a $30 million increase in Corporate restructuring and advisory fees, a $28 million increase in interest expense, net, a $25 million decrease in BK segment income, an $18 million increase in other operating expenses (income), net, and a $6 million increase in FHS Transaction costs. Amounts above include a total unfavorable FX Impact to net income of $82 million.
Segment Results of Operations for 2023, 2022 and 2021

				2023 vs. 2022			2022 vs. 2021
TH Segment	2023	2022	2021	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$2,725	$2,631	$2,249	$94	$(79)	$173	$381	$(78)	$460
Franchise and property revenues	955	905	853	50	(28)	79	52	(29)	81
Advertising revenues and other services	292	266	229	26	(8)	34	37	(8)	45
Total revenues	3,972	3,801	3,331	171	(115)	286	470	(116)	586
Cost of sales	2,231	2,131	1,765	(100)	63	(163)	(366)	62	(428)
Franchise and property expenses	325	332	336	7	11	(4)	4	11	(7)
Advertising expenses and other services	309	282	277	(27)	9	(35)	(5)	10	(14)
Segment G&A (a)	168	151	133	(17)	5	(22)	(18)	4	(22)
Adjustments:
Franchise agreement amortization (b)	6	7	8	—	—	—	(1)	—	(1)
Cash distributions received from equity method investments	14	13	17	—	—	1	(4)	(1)	(3)
Segment income	958	925	845	33	(28)	61	80	(30)	110
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $51 million, $37 million and $32 million for 2023, 2022 and 2021, respectively.
(b)Franchise agreement amortization is included in franchise and property expenses.

System-wide Sales
During 2023, the increase in TH system-wide sales of 11.0% was primarily driven by comparable sales of 10.4%, including Canada comparable sales of 10.9%, and net restaurant growth of 0.1%.
Sales and Cost of Sales
During 2023 and 2022, the increases in sales were primarily driven by increases in supply chain sales due to increases in system-wide sales as well as increases in commodity prices passed on to franchisees and increases in CPG sales, partially offset by an unfavorable FX Impact.
During 2023 and 2022, the increases in cost of sales were primarily driven by increases in supply chain sales and CPG sales, as well as increases in commodity prices, partially offset by a favorable FX Impact.
Franchise and Property
During 2023 and 2022, the increases in franchise and property revenues were primarily driven by increases in royalties and rent, as a result of increases in system-wide sales, partially offset by an unfavorable FX Impact.
During 2023 and 2022, franchise and property expenses remained relatively consistent with the prior year.
Advertising and Other Services
During 2023 and 2022, the increases in advertising revenues and other services were driven by increases in advertising fund contributions by franchisees, as a result of increases in system-wide sales, and, to a lesser extent for 2023, revenues from new product and service launches, partially offset by an unfavorable FX Impact.
During 2023, the increase in advertising expenses and other services was driven primarily by expenses related to new product and service launches as well as increases in advertising revenues and other services. During 2022, the increase in advertising expenses and other services was driven primarily by increases in advertising revenues and other services. Additionally, during 2022, the increase was partially offset by the non-recurrence of our support behind the marketing program in Canada during 2021.
Segment G&A
During 2023, the increase in Segment G&A was primarily driven by higher share-based compensation and non-cash incentive compensation, partially offset by a favorable FX Impact.
During 2022, the increase in Segment G&A was primarily driven by an increase in professional services, higher share-based compensation and non-cash incentive compensation and higher salary and employee-related costs for non-restaurant employees, partially offset by a favorable FX Impact.

				2023 vs. 2022			2022 vs. 2021
BK Segment	2023	2022	2021	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$97	$70	$64	$26	$—	$26	$6	$—	$6
Franchise and property revenues	731	688	674	43	(1)	44	14	(1)	15
Advertising revenues and other services	470	438	419	32	(1)	32	19	(1)	20
Total revenues	1,297	1,196	1,156	101	(2)	103	40	(2)	42
Cost of sales	90	74	66	(17)	—	(17)	(7)	—	(7)
Franchise and property expenses	144	144	137	—	—	—	(7)	—	(8)
Advertising expenses and other services	543	467	433	(75)	1	(76)	(35)	1	(35)
Segment G&A (a)	145	126	110	(19)	—	(19)	(16)	—	(16)
Adjustments:
Franchise agreement amortization (b)	11	11	11	—	—	—	—	—	—
Segment income	386	396	421	(10)	(1)	(9)	(25)	(1)	(24)
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $41 million, $30 million and $25 million for 2023, 2022 and 2021, respectively.
System-wide Sales
During 2023, the increase in BK system-wide sales of 6.9% was primarily driven by comparable sales of 7.4%, including US comparable sales of 7.5%, partially offset by net restaurant growth of (3.3)%.
Sales and Cost of Sales
During 2023, the increases in sales and cost of sales was primarily driven by increases in Company restaurants due to franchisee restaurant acquisitions during 2023.
During 2022, sales and cost of sales remained relatively consistent with the prior year.
Franchise and Property
During 2023 and 2022, the increases in franchise and property revenues were primarily driven by increases in royalties, as a result of increases in system-wide sales.
During 2023, franchise and property expenses remained consistent with the prior year. During 2022, the increase in franchise and property expenses was primarily related to bad debt expenses in 2022 compared to bad debt recoveries in 2021.
Advertising and Other Services
During 2023 and 2022, the increases in advertising revenues and other services were primarily driven by increases in advertising fund contributions by franchisees, as a result of increases in system-wide sales.
During 2023 and 2022, the increases in advertising expenses and other services were driven primarily by increases in advertising revenues and other services, increases in expenses related to our support behind the marketing program in the U.S. and technology initiatives.
Segment G&A
During 2023, the increase in Segment G&A was primarily driven by higher share-based compensation and non-cash incentive compensation as well as higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising.

During 2022, the increase in Segment G&A was primarily driven by higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising, and higher share-based compensation and non-cash incentive compensation.

				2023 vs. 2022			2022 vs. 2021
PLK Segment	2023	2022	2021	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$89	$78	$64	$11	$—	$11	$14	$—	$14
Franchise and property revenues	314	284	265	30	(1)	30	19	(1)	20
Advertising revenues and other services	289	256	230	32	—	32	26	—	26
Total revenues	692	619	559	73	(1)	74	60	(1)	60
Cost of sales	80	72	58	(8)	—	(8)	(14)	—	(14)
Franchise and property expenses	12	11	8	(1)	—	(1)	(3)	—	(3)
Advertising expenses and other services	295	261	233	(34)	—	(34)	(28)	—	(28)
Segment G&A (a)	86	72	64	(14)	—	(14)	(8)	—	(8)
Adjustments:
Franchise agreement amortization (b)	2	2	2	—	—	—	—	—	—
Segment income	221	205	198	16	—	16	7	(1)	8
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $26 million, $20 million, and $14 million for 2023, 2022 and 2021, respectively.
System-wide Sales
During 2023, the increase in PLK system-wide sales of 10.5% was primarily driven by comparable sales of 4.8%, including US comparable sales of 4.8%, and net restaurant growth of 4.9%.
Sales and Cost of Sales
During 2023 and 2022, the increases in sales and cost of sales was primarily driven by increases in comparable sales for Company restaurants.
Franchise and Property
During 2023 and 2022, the increases in franchise and property revenues were primarily driven by increases in royalties, as a result of increases in system-wide sales.
During 2023 and 2022, franchise and property expenses remained relatively consistent with the prior year.
Advertising and Other Services
During 2023 and 2022, the increases in advertising revenues and other services were primarily driven by increases in advertising fund contributions by franchisees, as a result of increases in system-wide sales.
During 2023 and 2022, the increases in advertising expenses and other services were primarily driven by increases in advertising revenues and other services.
Segment G&A
During 2023 and 2022, the increases in Segment G&A were primarily driven by higher share-based compensation and non-cash incentive compensation as well as higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising.

				2023 vs. 2022			2022 vs. 2021
FHS Segment	2023	2022	2021	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$39	$40	$1	$—	$—	$—	$38	$—	$38
Franchise and property revenues	99	85	4	14	—	14	82	—	82
Advertising revenues and other services	48	13	—	35	—	35	13	—	13
Total revenues	187	138	5	49	—	49	133	—	133
Cost of sales	34	35	1	1	—	1	(34)	—	(34)
Franchise and property expenses	9	7	1	(1)	—	(1)	(6)	—	(6)
Advertising expenses and other services	49	12	—	(37)	—	(37)	(12)	—	(12)
Segment G&A (a)	58	52	1	(6)	—	(6)	(51)	—	(51)
Adjustments:
Franchise agreement amortization (b)	1	1	—	—	—	—	1	—	1
Segment income	38	33	2	5	—	5	31	—	31
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $17 million and $8 million for 2023 and 2022, respectively, with none recognized in 2021.
System-wide Sales
During 2023, the increase in FHS system-wide sales of 7.1% was primarily driven by comparable sales of 3.8%, including US comparable sales of 4.2%, and net restaurant growth of 3.0%.
Franchise and Property
During 2023, the increases in franchise and property revenues were primarily driven by increases in royalties, as a result of increases in system-wide sales.
During 2023, franchise and property expenses remained relatively consistent with the prior year.
Advertising and Other Services
During 2023, the increases in advertising revenues and other services as well as advertising expenses and other services reflects modification of the advertising fund arrangements to be more consistent with those of our other brands and increases in advertising fund contributions by franchisees, with a corresponding increase in advertising expenses, as a result of increases in system-wide sales.
Segment G&A
During 2023, the increase in Segment G&A was primarily driven by higher share-based compensation and non-cash incentive compensation expense.

				2023 vs. 2022			2022 vs. 2021
INTL Segment	2023	2022	2021	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Sales	$—	$—	$—	$—	$—	$—	$—	$—	$—
Franchise and property revenues	804	699	647	105	(3)	108	52	(53)	105
Advertising revenues and other services	70	51	41	19	3	17	10	(3)	13
Total revenues	874	750	688	124	—	124	62	(55)	118
Cost of sales	—	—	—	—	—	—	—	—	—
Franchise and property expenses	22	24	7	2	—	2	(17)	—	(17)
Advertising expenses and other services	77	54	43	(23)	(3)	(19)	(11)	3	(14)
Segment G&A (a)	190	160	142	(30)	(4)	(26)	(18)	4	(22)
Adjustments:
Franchise agreement amortization (b)	11	10	11	—	—	—	(1)	(1)	—
Cash distributions received from equity method investments	—	1	4	(1)	—	(1)	(2)	—	(2)
Segment income	597	525	511	72	(8)	80	14	(49)	63
(a)Segment G&A includes share-based compensation and non-cash incentive compensation expense of $58 million, $41 million, and $31 million for 2023, 2022 and 2021, respectively.
System-wide Sales
During 2023, the increase in INTL system-wide sales of 17.6% was primarily driven by comparable sales of 9.0% and net restaurant growth of 8.9%.
Franchise and Property
During 2023 and 2022, the increases in franchise and property revenues were primarily driven by increases in royalties, primarily at Burger King, as a result of increases in system-wide sales, partially offset by an unfavorable FX Impact.
During 2023, franchise and property expenses remained relatively consistent with the prior year. During 2022, the increase in franchise and property expenses was primarily related to Burger King due to bad debt expenses in 2022, inclusive of Russia, compared to bad debt recoveries in 2021.
Advertising and Other Services
During 2023 and 2022, the increases in advertising revenues and other services were primarily driven by increases in advertising fund contributions by franchisees in the limited number of markets where we manage the advertising funds, as a result of increases in system-wide sales, and to a lesser extent an increase in tech revenues.
During 2023 and 2022, the increases in advertising expenses and other services were driven primarily by increases in advertising revenues and increases in technology initiatives.
Segment G&A
During 2023 and 2022, the increases in Segment G&A were primarily driven by higher share-based compensation and non-cash incentive compensation as well as higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising.

Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similar captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation related expenses and integration costs; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to re-occur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our five operating segments.

	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
				Favorable / (Unfavorable)

Income from operations	$2,051	$1,898	$1,879	$153	$19
Franchise agreement amortization	31	32	32	1	—
FHS Transaction costs	19	24	18	5	(6)
Corporate restructuring and advisory fees	38	46	16	8	(30)
Impact of equity method investments (a)	6	59	25	53	(34)
Other operating expenses (income), net	55	25	7	(30)	(18)
Adjusted Operating Income	$2,200	$2,084	$1,977	$116	$107

Segment income:
TH	$958	$925	$845	$33	$80
BK	386	396	421	(10)	(25)
PLK	221	205	198	16	7
FHS	38	33	2	5	31
INTL	597	525	511	72	14
Adjusted Operating Income	$2,200	$2,084	$1,977	$116	$107
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income.
The increase in Adjusted Operating Income for 2023 reflects an increase in INTL segment income, TH segment income, PLK segment income and FHS segment income, partially offset by a decrease in BK segment income and includes an unfavorable FX Impact of $37 million.
The increase in Adjusted Operating Income for 2022 reflects an increase in TH segment income, the inclusion of a full year of FHS in 2022 compared to the period December 15 through December 26 in 2021, and increases in INTL segment income and PLK segment income, partially offset by a decrease in BK segment income and includes an unfavorable FX Impact of $80 million.

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
At December 31, 2023, we had cash and cash equivalents of $1,139 million and borrowing availability of $1,248 million under our Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
On September 21, 2023, two of our subsidiaries (the “Borrowers”) entered into a seventh amendment (the “7th Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A, the “Term Loan Facilities”) and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). Under the 7th Amendment we (i) amended the existing Revolving Credit Facility to increase the availability from $1,000 million to $1,250 million and extended the maturity of the facility to September 21, 2028 without changing the leverage-based spread to adjusted SOFR (Secured Overnight Financing Rate); (ii) increased the Term Loan A to $1,275 million and extended the maturity of the Term Loan A to September 21, 2028 without changing the leverage-based spread to adjusted SOFR; (iii) increased the Term Loan B to $5,175 million, extended the maturity of the Term Loan B to September 21, 2030, and changed the interest rate applicable to borrowings under our Term Loan B to term SOFR, subject to a floor of 0.00%, plus an applicable margin of 2.25%; and (iv) made certain other changes as set forth therein, including removing the 0.10% adjustment to the term SOFR rate across the facilities and changes to certain covenants to provide increased flexibility. On December 28, 2023, we entered into an eighth amendment (the “8th Amendment” and together with the 7th Amendment, the “2023 Amendments”) to the credit agreement whereby Partnership and its subsidiaries became guarantors, subject to the covenants applicable to the Credit Facilities. The 2023 Amendments made no other material changes to the terms of the credit agreement.
In September 2022, Burger King shared the details of its “Reclaim the Flame” plan to accelerate sales growth and drive franchisee profitability. We are investing $400 million over the life of the plan, comprising $150 million in advertising and digital investments (“Fuel the Flame”) and $250 million in high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements (“Royal Reset”). During 2023, we funded $60 million toward the Fuel the Flame investment and $44 million toward our Royal Reset investment and as of December 31, 2023, we have funded a total of $73 million toward the Fuel the Flame investment and $61 million toward our Royal Reset investment.
On January 16, 2024, we announced that we have reached an agreement to acquire all of Carrols Restaurant Group, Inc. (“Carrols”) issued and outstanding shares that are not already held by RBI or its affiliates for $9.55 per share in an all cash transaction, or an aggregate total enterprise value of approximately $1.0 billion. The transaction is expected to be completed in the second quarter of 2024 and is subject to customary closing conditions, including approval by the holders of the majority of common stock held by Carrols stockholders excluding shares held by RBI and its affiliates and officers of Carrols in addition to approval by holders of a majority of outstanding common stock of Carrols. The transaction is not subject to a financing contingency and is expected to be financed with cash on hand of approximately $200 million and term loan debt of approximately $750 million for which RBI has received a financing commitment.
On August 31, 2023, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $1,000 million of RBI common shares until September 30, 2025. Repurchases under RBI's authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. During 2023, RBI repurchased and cancelled 7,639,137 RBI common shares on the open market for $500 million. During 2022, RBI repurchased and cancelled 6,101,364 RBI common shares on the open market for $326 million. During 2021, RBI repurchased and cancelled 9,247,648 RBI common shares on the open market for $551 million. Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases. As of December 31, 2023, RBI had $500 million remaining under its share repurchase authorization.
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

Debt Instruments and Debt Service Requirements
As of December 31, 2023, our long-term debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 5.75% First Lien Senior Notes due 2025, 3.50% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, RE Facility (each as defined below), and obligations under finance leases. For further information about our long-term debt, see Note 8, “Long Term Debt,” of the notes to the consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data” of our Annual Report.
Credit Facilities
As of December 31, 2023, there was $6,450 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 7.41%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 1.25%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 2.25%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of December 31, 2023, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $484 million in interest payments and $52 million in principal payments. In addition, based on SOFR as of December 31, 2023, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $136 million for the next twelve months. We may prepay the Term Loan Facilities in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facilities may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2023, we had no amounts outstanding under our Revolving Credit Facility (including revolving loans, swingline loans and letters of credit), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. The interest rate applicable to amounts drawn under each letter of credit ranges from 0.75% to 1.50%, depending on our net first lien leverage ratio.
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by Partnership and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
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
Based on the amounts outstanding at December 31, 2023, required debt service for the next twelve months on all of the senior notes outstanding is approximately $264 million in interest payments.
TH Facility and RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2023, we had approximately C$182 million outstanding under the TH Facility with a weighted average interest rate of 6.84%.
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of 1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of December 31, 2023, we had approximately $4 million outstanding under the RE Facility with a weighted average interest rate of 6.95%.
Based on the amounts outstanding under the TH Facility as of December 31, 2023, required debt service for the next twelve months is estimated to be approximately $9 million in interest payments and $15 million in principal payments. Based on the amounts outstanding under the RE Facility as of December 31, 2023, required debt service for the next twelve months is not material.
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
As of December 31, 2023, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility, RE Facility and the Senior Notes Indentures, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions
On January 4, 2024, RBI paid a dividend of $0.55 per RBI common share and Partnership made a distribution on the same day to RBI as holder of Class A common units in the amount of the aggregate dividends paid by RBI on RBI common shares. On January 4, 2024, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per Partnership exchangeable unit.
On February 13, 2024, we announced that the RBI board of directors had declared a quarterly cash dividend of $0.58 per common share for the first quarter of 2023, payable on April 4, 2024 to RBI shareholders of record on March 21, 2024. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of an RBI common share. The record date and payment date for these distributions on the Partnership exchangeable units are to be the same as the relevant record date and payment date for the corresponding dividends on RBI common shares. Accordingly, Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
RBI and Partnership are targeting a total of $2.32 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2024.
Because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of February 14, 2024, we had outstanding 202,006,067 Class A common units issued to RBI and 133,597,764 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and RBI’s outstanding equity awards, see Note 13 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,323 million in 2023, compared to $1,490 million in 2022. The decrease in cash provided by operating activities was driven by an increase in interest payments, an increase in cash used for working capital, an increase in income tax payments, and a decrease in BK segment income, partially offset by increases in INTL, TH, PLK and FHS segment income.
Cash provided by operating activities was $1,490 million in 2022, compared to $1,726 million in 2021. The decrease in cash provided by operating activities was driven by a decrease in cash provided by working capital, an increase in interest payments, an increase in income tax payments, and a decrease in BK segment income, partially offset by increases in TH, FHS, PLK and INTL segment income.
Investing Activities
Cash provided by investing activities was $11 million in 2023, compared to cash used for investing activities of $64 million in 2022. This change was primarily driven by an increase in net proceeds from derivatives, a decrease in payments for other investing activities, the non-recurrence of payments in connection with the acquisition of Firehouse Subs in the prior year, and an increase in net proceeds from disposal of assets, partially offset by an increase in capital expenditures.
Cash used for investing activities was $64 million in 2022, compared to $1,103 million in 2021. The change in cash used for investing activities was primarily driven by the Firehouse Subs acquisition in 2021, partially offset by an increase in proceeds from derivatives.
Financing Activities
Cash used for financing activities was $1,374 million in 2023, compared to $1,307 million in 2022. The change in cash used for financing activities was driven primarily by an increase in distributions to RBI for repurchases of RBI common shares, payment of financing costs in the current year, and an increase in distributions to unitholders. These factors were partially offset by an increase in proceeds from derivatives and an increase in proceeds from long-term debt.

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
Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2023 include:
Debt Obligations and Interest Payments — Refer to Note 8, “Long-Term Debt,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for further information on our obligations and the timing of expected payments. Future interest payments on our outstanding debt as of December 31, 2023 total $4,355 million, with $759 million due within the next twelve months. We have estimated our interest payments through the maturity of our Credit Facilities based on SOFR as of December 31, 2023.
Operating and Finance Leases — Refer to Note 9, “Leases,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for further information on our obligations and the timing of expected payments.
Purchase Commitments — Purchase obligations include commitments to purchase green coffee, certain food ingredients, advertising expenditures, and obligations related to information technology and service agreements. We have purchase obligations of approximately $542 million at December 31, 2023, with approximately $530 million due within the next 12 months.
Unrecognized Tax Benefit — Our contractual obligations and commitments include approximately $69 million of gross liabilities for unrecognized tax benefits and accrued interest and penalties relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits, see Note 10, “Income Taxes”, of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2023, no material amounts are outstanding under these guarantees.
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
We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:
Business Combinations
Business acquisitions are accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed.

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
We completed our impairment reviews for goodwill and the Brands as of October 1, 2023, 2022 and 2021 and no impairment resulted. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill or the Brands. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates.
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
On December 28, 2021, the U.S. Treasury Department released final regulations (T.D. 9959, published in the Federal Register on January 4, 2022) restricting the ability to credit certain foreign taxes, applicable prospectively starting January 1, 2022. Due to these new regulations, we released a portion of the valuation allowance on our foreign tax credit carryforwards during 2022. Based on our current analysis, we do not expect these regulations to have a material, ongoing impact as we anticipate being in an excess credit position prospectively. On November 18, 2022, the U.S. Treasury Department released proposed regulations including additional guidance with respect to the reattribution asset rule for purposes of allocating and apportioning foreign taxes, the cost recovery requirement, and the attribution rule for withholding taxes on royalty payments. We will continue to evaluate the potential effect of these proposed regulations as further guidance becomes available.
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
See Note 10, “Income Taxes,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about accounting for income taxes.
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
Currency Exchange Risk
We report our results in U.S. dollars, which is our reporting currency. Our operations that are denominated in currencies other than the U.S. dollar are impacted by fluctuations in currency exchange rates and changes in currency regulations. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for financial reporting purposes. Royalty payments from INTL franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. Furthermore, franchise royalties from non U.S. franchisees are calculated based on local currency sales; consequently, franchise revenues are still impacted by fluctuations in currency exchange rates. Each of their respective revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,000 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $2,750 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in accumulated other comprehensive income (loss) (“AOCI”) to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was a liability of $220 million as of December 31, 2023. The net unrealized loss, net of tax, related to these derivative instruments included in AOCI totaled $265 million as of December 31, 2023. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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
During 2023, income from operations would have decreased or increased approximately $114 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facilities and Revolving Credit Facility, which bear interest at SOFR plus a spread, subject to a SOFR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. At December 31, 2023, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $4,000 million of our Term Loan Facilities. The total notional value of these interest rate swaps is $4,000 million, of which $3,500 million expire on October 31, 2028 and $500 million expire on September 30, 2026.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and SOFR as of December 31, 2023, a hypothetical 1.00% increase in SOFR would increase our annual interest paid by approximately $25 million.

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
Impact of Inflation
While inflation did not have a material impact on our operations in 2021, inflationary pressures in 2023 and 2022 were significant and may continue going forward. Further significant increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

Disclosures Regarding Partnership Pursuant to Canadian Exemptive Relief
RBI is the sole general partner of Partnership. To address certain disclosure conditions to the exemptive relief that Partnership received from the Canadian securities regulatory authorities, RBI provides a summary of certain terms of the Partnership exchangeable units in its annual report on Form 10-K. The same summary is provided below. This summary is not complete and is qualified in its entirety by the complete text of the Amended and Restated Limited Partnership Agreement, dated December 11, 2014, as amended, between RBI, 8997896 Canada Inc. and each person who is admitted as a Limited Partner in accordance with the terms of the agreement (the “partnership agreement”) and the Voting Trust Agreement, dated December 12, 2014, between RBI, Partnership and Computershare Trust Company of Canada (the “voting trust agreement”), copies of which are available on SEDAR+ at www.sedarplus.ca and at www.sec.gov.
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
Exercise of Optional Exchange Right
In order to exercise the exchange right referred to above, a holder of Partnership exchangeable units must deliver to Partnership’s transfer agent a duly executed exchange notice together with such additional documents and instruments as the transfer agent and Partnership may reasonably require. The exchange notice must (i) specify the number of Partnership exchangeable units in respect of which the holder is exercising the exchange right and (ii) state the business day on which the holder desires to have Partnership exchange the subject units, provided that the exchange date must not be less than 15 business days nor more than 30 business days after the date on which the exchange notice is received by Partnership. If no exchange date is specified in an exchange notice, the exchange date will be deemed to be the 15th business day after the date on which the exchange notice is received by Partnership. An exercise of the exchange right may be revoked by the exercising holder by notice in writing given to Partnership before the close of business on the fifth business day immediately preceding the exchange date. On the exchange date at Partnership's option, (i) RBI will deliver or cause the transfer agent to deliver for and on behalf of Partnership, to the relevant holder the applicable number of exchanged shares, or (ii) Partnership will deliver or cause the transfer agent to deliver a cheque representing the applicable exchangeable units cash amount, in each case, less any amounts withheld on account of tax.
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

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our ability to become one of the most efficient franchised QSR operators in the world; (ii) the domestic and international growth opportunities for the Tim Hortons, Burger King, Popeyes and Firehouse Subs brands, both in existing and new markets; (iii) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (iv) the impact of our strategies on the growth of our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands and our profitability; (v) our commitment to technology and innovation, our continued investment in our technology capabilities and our plans and strategies with respect to digital sales, our information systems and technology offerings and investments; (vi) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (vii) our ability to drive traffic, expand our customer base and allow restaurants to expand into new dayparts through new product innovation; (viii) the benefits accrued from sharing and leveraging best practices among our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands; (ix) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (x) the impact of our cost management initiatives at each of our brands; (xi) the continued use of certain franchise incentives including contributions toward the cost of restaurant remodeling, their impact on our financial results and our ability to mitigate such impact; (xii) our expectation that we will continue to enter into master franchise agreements or development agreements in our INTL segment; (xiii) our expectation that the Carrols transaction will be completed in the second quarter of 2024; (xiv) the impact of increases in inflation, foreign exchange volatility, rising interest rates and general softening in the consumer spending environment and its potential to adversely impact our business, results of operations, liquidity, prospects and restaurant operations and those of our franchisees; (xv) our digital and marketing initiatives for all four brands, including the success of our “Reclaim the Flame”, initiative on sales growth and franchisee profitability; (xvi) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (xvii) our future uses of liquidity, including distribution payments and RBI share repurchases; (xviii) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xix) our tax positions and their compliance with applicable tax laws; (xx) certain accounting matters, including the impact of changes in accounting standards; (xxi) certain tax matters, including our estimates with respect to tax matters and their impact on future periods, and any costs associated with contesting tax liabilities; (xxii) our goals with respect to reduction in greenhouse gas emissions; (xxiii) the impact of governmental regulation, both domestically and internationally, on our business and financial and operational results; (xxiv) the adequacy of our facilities to meet our current requirements; (xxv) certain litigation matters; (xxxvi) our target total distributions for 2024; (xxvii) our sustainability initiatives and the impact of government sustainability regulation and initiatives; and (xxviii) the impact of the conflicts between Russia and Ukraine and in the Middle East.

Our forward-looking statements, included in this Annual Report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by us in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our nearly fully franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) risks related to unforeseen events such as pandemics; (12) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (14) evolving legislation and regulations in the area of franchise and labor and employment law; (15) our ability to address environmental and social sustainability issues; (16) risks related to the conflict between Russia and Ukraine, and the conflict in the Middle East; and (17) regulatory approvals of the acquisition of Carrols.

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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Partnership are being made only in accordance with authorizations of management and directors of RBI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Partnership’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of Partnership’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that Partnership’s internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, Partnership’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors,
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Gross unrecognized tax benefits

As discussed in Notes 2 and 10 to the consolidated financial statements, the Partnership records a liability for unrecognized tax benefits associated with uncertain tax positions. The Partnership recognizes tax benefits from tax positions only if there is more than a 50% likelihood that the tax positions will be sustained upon examination by the taxing authorities, based on the technical merits of the positions. As of December 31, 2023, the Partnership has recorded gross unrecognized tax benefits, excluding associated interest and penalties, of $58 million.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors,
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:
Opinion on Internal Control Over Financial Reporting
We have audited Restaurant Brands International Limited Partnership and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2024

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,139	$1,178
Accounts and notes receivable, net of allowance of $37 and $36, respectively	749	614
Inventories, net	166	133
Prepaids and other current assets	119	123
Total current assets	2,173	2,048
Property and equipment, net of accumulated depreciation and amortization of $1,187 and $1,061, respectively	1,952	1,950
Operating lease assets, net	1,122	1,082
Intangible assets, net	11,107	10,991
Goodwill	5,775	5,688
Other assets, net	1,262	987
Total assets	$23,391	$22,746
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$790	$758
Other accrued liabilities	1,005	1,001
Gift card liability	248	230
Current portion of long-term debt and finance leases	101	127
Total current liabilities	2,144	2,116
Long-term debt, net of current portion	12,854	12,839
Finance leases, net of current portion	312	311
Operating lease liabilities, net of current portion	1,059	1,027
Other liabilities, net	996	872
Deferred income taxes, net	1,296	1,313
Total liabilities	18,661	18,478
Commitments and contingencies (Note 16)
Partners’ capital:
Class A common units - 202,006,067 units issued and outstanding at December 31, 2023 and December 31, 2022	9,620	8,735
Partnership exchangeable units - 133,597,764 units issued and outstanding at December 31, 2023; 142,996,640 units issued and outstanding at December 31, 2022	(3,907)	(3,496)
Accumulated other comprehensive income (loss)	(985)	(973)
Total Partners’ capital	4,728	4,266
Noncontrolling interests	2	2
Total equity	4,730	4,268
Total liabilities and equity	$23,391	$22,746
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership:

By:	/s/ J. Patrick Doyle	By:	/s/ Ali Hedayat
	J. Patrick Doyle, Executive Chairman of Restaurant Brands International Inc.		Ali Hedayat, Director of Restaurant Brands International Inc.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)

	2023	2022	2021
Revenues:
Sales	$2,950	$2,819	$2,378
Franchise and property revenues	2,903	2,661	2,443
Advertising revenues and other services	1,169	1,025	918
Total revenues	7,022	6,505	5,739
Operating costs and expenses:
Cost of sales	2,435	2,312	1,890
Franchise and property expenses	512	518	489
Advertising expenses and other services	1,273	1,077	986
General and administrative expenses	704	631	484
(Income) loss from equity method investments	(8)	44	4
Other operating expenses (income), net	55	25	7
Total operating costs and expenses	4,971	4,607	3,860
Income from operations	2,051	1,898	1,879
Interest expense, net	582	533	505
Loss on early extinguishment of debt	16	—	11
Income before income taxes	1,453	1,365	1,363
Income tax (benefit) expense	(265)	(117)	110
Net income	1,718	1,482	1,253
Net income attributable to noncontrolling interests	3	3	4
Net income attributable to common unitholders	$1,715	$1,479	$1,249
Earnings per unit - basic and diluted (Note 3):
Class A common units	$5.89	$4.99	$4.15
Partnership exchangeable units	$3.78	$3.28	$2.72
Weighted average units outstanding - basic and diluted (in millions) (Note 3):
Class A common units	202	202	202
Partnership exchangeable units	139	144	151
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2023	2022	2021
Net income	$1,718	$1,482	$1,253

Foreign currency translation adjustment	250	(703)	(67)
Net change in fair value of net investment hedges, net of tax of $(22), $(77), and $15	(232)	332	111
Net change in fair value of cash flow hedges, net of tax of $(10), $(141), and $(36)	29	382	96
Amounts reclassified to earnings of cash flow hedges, net of tax of $24, $(12), and $(36)	(66)	34	96
Gain (loss) recognized on defined benefit pension plans and other items, net of tax of $(2), $(2), and $(3)	7	6	15
Other comprehensive income (loss)	(12)	51	251
Comprehensive income (loss)	1,706	1,533	1,504
Comprehensive income (loss) attributable to noncontrolling interests	3	3	4
Comprehensive income (loss) attributable to common unitholders	$1,703	$1,530	$1,500
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions of U.S. dollars, except unit data)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balances at December 31, 2020	202,006,067	$7,994	155,113,338	$(3,002)	$(1,275)	$4	$3,721
Distributions declared on Class A common units ($3.26 per unit)	—	(658)	—	—	—	—	(658)
Distributions declared on partnership exchangeable units ($2.12 per unit)	—	—	—	(318)	—	—	(318)
Exchange of Partnership exchangeable units for RBI common shares	—	638	(10,119,880)	(638)	—	—	—
Distributions to RBI for repurchase of RBI common shares	—	(551)	—	—	—	—	(551)
Capital contribution from RBI Inc.	—	160	—	—	—	—	160
Restaurant VIE distributions	—	—	—	—	—	(5)	(5)
Net income	—	838	—	411	—	4	1,253
Other comprehensive income (loss)	—	—	—	—	251	—	251
Balances at December 31, 2021	202,006,067	$8,421	144,993,458	$(3,547)	$(1,024)	$3	$3,853
Distributions declared on Class A common units ($3.28 per unit)	—	(664)	—	—	—	—	(664)
Distributions declared on partnership exchangeable units ($2.16 per unit)	—	—	—	(309)	—	—	(309)
Exchange of Partnership exchangeable units for RBI common shares	—	111	(1,996,818)	(111)	—	—	—
Distributions to RBI for repurchase of RBI common shares	—	(326)	—	—	—	—	(326)
Capital contribution from RBI Inc.	—	185	—	—	—	—	185
Restaurant VIE distributions	—	—	—	—	—	(4)	(4)
Net income	—	1,008	—	471	—	3	1,482
Other comprehensive income (loss)	—	—	—	—	51	—	51
Balances at December 31, 2022	202,006,067	$8,735	142,996,640	$(3,496)	$(973)	$2	$4,268
Distributions declared on Class A common units ($3.42 per unit)	—	(691)	—	—	—	—	(691)
Distributions declared on partnership exchangeable units ($2.20 per unit)	—	—	—	(302)	—	—	(302)
Exchange of Partnership exchangeable units for RBI common shares	—	634	(9,398,876)	(634)	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(500)	—	—	—	—	(500)
Capital contribution from RBI Inc.	—	252	—	—	—	—	252
Restaurant VIE distributions	—	—	—	—	—	(3)	(3)
Net income	—	1,190	—	525	—	3	1,718
Other comprehensive income (loss)	—	—	—	—	(12)	—	(12)
Balances at December 31, 2023	202,006,067	$9,620	133,597,764	$(3,907)	$(985)	$2	$4,730
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2023	2022	2021
Cash flows from operating activities:
Net income	$1,718	$1,482	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	190	201
Premiums paid and non-cash loss on early extinguishment of debt	5	—	11
Amortization of deferred financing costs and debt issuance discount	27	28	27
(Income) loss from equity method investments	(8)	44	4
Loss (gain) on remeasurement of foreign denominated transactions	20	(4)	(76)
Net (gains) losses on derivatives	(151)	(9)	87
Share-based compensation and non-cash incentive compensation expense	194	136	102
Deferred income taxes	(430)	(60)	(5)
Other	26	19	(16)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(147)	(110)	8
Inventories and prepaids and other current assets	(43)	(61)	12
Accounts and drafts payable	22	169	149
Other accrued liabilities and gift card liability	9	37	67
Tenant inducements paid to franchisees	(32)	(26)	(20)
Other long-term assets and liabilities	(78)	(345)	(78)
Net cash provided by operating activities	1,323	1,490	1,726
Cash flows from investing activities:
Payments for property and equipment	(120)	(100)	(106)
Net proceeds from disposal of assets, restaurant closures and refranchisings	37	12	16
Net payment for purchase of Firehouse Subs, net of cash acquired	—	(12)	(1,004)
Settlement/sale of derivatives, net	112	71	5
Other investing activities, net	(18)	(35)	(14)
Net cash provided by (used for) investing activities	11	(64)	(1,103)
Cash flows from financing activities:
Proceeds from long-term debt	55	2	1,335
Repayments of long-term debt and finance leases	(92)	(94)	(889)
Payment of financing costs	(44)	—	(19)
Distributions on Class A common and Partnership exchangeable units	(990)	(971)	(974)
Distributions to RBI for repurchase of RBI common shares	(500)	(326)	(551)
Capital contribution from RBI	60	51	60
Proceeds (payments) from derivatives	141	34	(51)
Other financing activities, net	(4)	(3)	(4)
Net cash used for financing activities	(1,374)	(1,307)	(1,093)
Effect of exchange rates on cash and cash equivalents	1	(28)	(3)
(Decrease) increase in cash and cash equivalents	(39)	91	(473)
Cash and cash equivalents at beginning of period	1,178	1,087	1,560
Cash and cash equivalents at end of period	$1,139	$1,178	$1,087
Supplemental cash flow disclosures:
Interest paid	$761	$487	$404
Income taxes paid, net	$290	$275	$256
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”) and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2023, we franchised or owned 5,833 Tim Hortons restaurants, 19,384 Burger King restaurants, 4,571 Popeyes restaurants, and 1,282 Firehouse Subs restaurants, for a total of 31,070 restaurants, and operate in more than 120 countries and territories. As of December 31, 2023, nearly all of the current system-wide restaurants are franchised.
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
Principles of Consolidation
The consolidated financial statements (the "Financial Statements") include our accounts and the accounts of entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consolidate marketing funds we control. All material intercompany balances and transactions have been eliminated in consolidation. Investments in other affiliates that are owned 50% or less where we have significant influence are generally accounted for by the equity method.
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
Tim Hortons has historically entered into certain arrangements in which an operator acquires the right to operate a restaurant, but Tim Hortons owns the restaurant’s assets. In these arrangements, Tim Hortons has the ability to determine which operators manage the restaurants and for what duration. We perform an analysis to determine if the legal entity in which operations are conducted is a VIE and consolidate a VIE entity if we also determine Tim Hortons is the entity’s primary beneficiary (“Restaurant VIEs”). As of December 31, 2023 and 2022, we determined that we are the primary beneficiary of 38 and 41 Restaurant VIEs, respectively, and accordingly, have consolidated the results of operations, assets and liabilities, and cash flows of these Restaurant VIEs in our Financial Statements.
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
Bad debt expense recognized for expected credit losses is classified in our consolidated statement of operations as Cost of sales, Franchise and property expenses or Advertising expenses and other services, based on the nature of the underlying receivable. Net bad debt expense (recoveries) totaled $20 million in 2023, $19 million in 2022 and $(9) million in 2021.
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
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with business combination transactions. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, the Popeyes brand and the Firehouse Subs brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit or Brand in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.

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
We completed our impairment tests for goodwill and the Brands as of October 1, 2023, 2022 and 2021 and no impairment resulted.
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
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of December 31,
	2023	2022
Fair value of our variable term debt and senior notes	$12,401	$11,885
Principal carrying amount of our variable term debt and senior notes	$12,900	$12,890
The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2023 and 2022 were based upon Level 3 inputs.
Revenue Recognition
Sales
Sales consist primarily of supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales to retailers and direct to consumer and are presented net of any related sales tax. Orders placed by customers specify the goods to be delivered and transaction prices for supply chain sales. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Shipping and handling costs associated with outbound freight for supply chain sales are accounted for as fulfillment costs and classified as cost of sales.
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
Royalties are calculated as a percentage of franchised restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Our franchise agreement royalties represent sales-based royalties that are related entirely to the Franchise PO and are recognized as franchise sales occur. Initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements other than MFDAs generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchised restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.

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
Advertising revenues and other services
Advertising revenues consist primarily of franchisee contributions to advertising funds in those markets where our subsidiaries manage an advertising fund and are calculated as a percentage of franchised restaurant sales over the term of the franchise agreement. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing, and related activities. We determined our advertising and promotion management services do not represent individually distinct performance obligations and are included in the Franchise PO.
Other services revenues consist primarily of tech fees and revenues, that vary by market, and partially offset expenses related to technology initiatives. These services are distinct from the Franchise PO because they are not dependent upon the franchise license or highly interrelated with the franchise license.
Cost of Sales
Cost of sales consists primarily of costs associated with the management of our Tim Hortons supply chain, including cost of goods, direct labor, depreciation, bad debt expense (recoveries) from supply chain sales and cost of products sold to retailers. Cost of sales also includes food, paper and labor costs of Company restaurants.
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
Company restaurants and franchised restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. The advertising contributions by Company restaurants (including Restaurant VIEs) are eliminated in consolidation. Consolidated advertising expense totaled $1,201 million, $1,032 million and $962 million in 2023, 2022 and 2021, respectively.

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
Supplier Finance Programs
Our Tim Hortons business includes individually negotiated contracts with suppliers, which include payment terms that range up to 120 days. A global financial institution offers a voluntary supply chain finance (“SCF”) program to certain Tim Hortons vendors, which provides suppliers that elect to participate with the ability to elect early payment, which is discounted based on the payment terms and a rate based on RBI's credit rating, which may be beneficial to the vendor. Participation in the SCF program is at the sole discretion of the suppliers and financial institution and we are not a party to the arrangements between the suppliers and the financial institution. Our obligations to suppliers are not affected by the suppliers’ decisions to participate in the SCF program and our payment terms remain the same based on the original supplier invoicing terms and conditions. No guarantees are provided by us or any of our subsidiaries in connection with the SCF Program.
Our confirmed outstanding obligations under the SCF program at December 31, 2023 and December 31, 2022 totaled $36 million and $47 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.
New Accounting Pronouncements
Accounting Relief for the Transition Away from LIBOR and Certain other Reference Rates – In March 2020 and as clarified in January 2021 and December 2022, the Financial Accounting Standards Board (“FASB”) issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2024. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. During 2021, we adopted certain of the expedients as it relates to hedge accounting as certain of our debt agreements and hedging relationships bear interest at variable rates, primarily U.S. dollar LIBOR. Additionally, during the three months ended September 30, 2023, we amended the LIBOR-referencing credit agreement governing our senior secured term loan facilities to reference the Secured Overnight Financing Rate (SOFR) as further disclosed in Note 8, Long-Term Debt. As of December 31, 2023, none of our debt agreements and hedging relationships make reference to LIBOR. The adoption of this new guidance did not have a material impact on our Financial Statements.
Liabilities—Supplier Finance Programs – In September 2022, the FASB issued guidance that requires buyers in a supplier finance program to disclose sufficient information about the program to allow investors to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. These disclosures would include the key terms of the program, as well as the obligation amount that the buyer has confirmed as valid to the third party that is outstanding at the end of the reporting period, a rollforward of that amount, and a description of where that amount is presented in the balance sheet. This amendment is effective in 2023, except for the amendment on rollforward information which is effective in 2024, with early adoption permitted. This guidance should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. During the first quarter of 2023, we adopted this guidance and added necessary disclosures upon adoption as disclosed in Note 2, Significant Accounting Policies, with the exception of rollforward information which will be added during the first quarter of 2024.
Segment Reporting – In November 2023, the FASB issued guidance that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact this new guidance will have on our disclosures upon adoption and expect to provide additional detail and disclosures under this new guidance.
Improvements to Income Tax Disclosures – In December 2023, the FASB issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted. We are currently evaluating the impact this new guidance will have on our disclosures upon adoption and expect to provide additional detail and disclosures under this new guidance.

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

The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	2023	2022	2021
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$1,190	$1,008	$838
Net income allocated to Partnership exchangeable unitholders	525	471	411
Net income attributable to common unitholders	$1,715	$1,479	$1,249
Denominator - basic and diluted partnership units:
Weighted average Class A common units	202	202	202
Weighted average Partnership exchangeable units	139	144	151
Earnings per unit - basic and diluted:
Class A common units (a)	$5.89	$4.99	$4.15
Partnership exchangeable units (a)	$3.78	$3.28	$2.72
(a)Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 4. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2023	2022
Land	$987	$985
Buildings and improvements	1,193	1,165
Restaurant equipment	215	192
Furniture, fixtures, and other	347	300
Finance leases	335	317
Construction in progress	62	52
	3,139	3,011
Accumulated depreciation and amortization	(1,187)	(1,061)
Property and equipment, net	$1,952	$1,950
Depreciation and amortization expense on property and equipment totaled $137 million for 2023, $135 million for 2022 and $148 million for 2021.
Included in our property and equipment, net at December 31, 2023 and 2022 are $226 million and $227 million, respectively, of assets leased under finance leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $109 million and $90 million, respectively.

Note 5. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2023			2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$727	$(348)	$379	$720	$(313)	$407
Favorable leases	81	(54)	27	90	(57)	33
Subtotal	808	(402)	406	810	(370)	440
Indefinite-lived intangible assets:
Tim Hortons brand	$6,423	$—	$6,423	$6,292	$—	$6,292
Burger King brand	2,107	—	2,107	2,088	—	2,088
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,701	—	10,701	10,551	—	10,551
Intangible assets, net			$11,107			$10,991

Goodwill
TH segment	$4,118			$4,038
BK segment	232			231
PLK segment	844			844
FHS segment	193			193
INTL segment	388			382
Total	$5,775			$5,688
During the fourth quarter of 2023, we revised our internal reporting structure to align with how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), manages the business, assesses performance, makes operating decisions and allocates resources, which resulted in a change in our operating and reportable segments. We manage each of our brands’ United States and Canada operations as an operating and reportable segment and our international operations as an operating and reportable segment. As part of this reevaluation, we moved the international components of our previous operating segments to the new International segment with no changes to the composition of any reporting units. The carrying amount of goodwill assigned to each international component is included above in our International segment for both periods presented.
Amortization expense on intangible assets totaled $37 million for 2023, $39 million for 2022, and $41 million for 2021. The change in the franchise agreements, brands and goodwill balances during 2023 was primarily due to the impact of foreign currency translation.
As of December 31, 2023, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2024	$36
2025	35
2026	34
2027	34
2028	33
Thereafter	234
Total	$406

Note 6. Equity Method Investments
The aggregate carrying amount of our equity method investments was $163 million and $167 million as of December 31, 2023 and 2022, respectively, and is included as a component of Other assets, net in our consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 14.7% equity interest in Carrols Restaurant Group, Inc. (“Carrols”) based on the quoted market price on December 31, 2023 is approximately $74 million. The aggregate market value of our 9.4% equity interest in BK Brasil Operação e Assessoria a Restaurantes S.A. based on the quoted market price on December 31, 2023 is approximately $30 million. The aggregate market value of our 4.2% equity interest in TH International Limited based on the quoted market price on December 31, 2023 was approximately $12 million. We evaluate declines in the market value of these equity method investments and as a result, during 2022, we recognized an impairment of $15 million due to a sustained decline in Carrols' share price and market capitalization.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Franchise and property revenue recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2023	2022	2021
Revenues from affiliates:
Royalties	$402	$353	$350
Advertising revenues	79	71	67
Property revenues	32	31	32
Franchise fees and other revenue	21	18	21
Sales	19	18	10
Total	$553	$491	$480
At December 31, 2023 and 2022, we had $61 million and $42 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $13 million during 2023 and 2022 and $16 million during 2021.
We recognized rent expense associated with the TIMWEN Partnership of $21 million, $19 million, and $18 million during 2023, 2022 and 2021, respectively.
(Income) loss from equity method investments reflects our share of investee net income or loss, non-cash dilution gains or losses from changes in our ownership interests in equity investees and impairment charges.

Note 7. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2023	2022
Current:
Distributions payable	$245	$243
Interest payable	67	89
Accrued compensation and benefits	147	124
Taxes payable	129	190
Deferred income	77	43
Accrued advertising expenses	58	37
Restructuring and other provisions	18	29
Current portion of operating lease liabilities	147	137
Other	117	109
Other accrued liabilities	$1,005	$1,001
Non-current:
Taxes payable	$57	$139
Contract liabilities (see Note 14)	555	540
Derivatives liabilities	227	34
Unfavorable leases	42	50
Accrued pension	34	40
Deferred income	57	44
Other	24	25
Other liabilities, net	$996	$872
Note 8. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of December 31,
	2023	2022
Term Loan B	$5,175	$5,190
Term Loan A	1,275	1,250
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	500	500
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	143	155
Less: unamortized deferred financing costs and deferred issuance discount	(122)	(111)
Total debt, net	12,921	12,934
Less: current maturities of debt	(67)	(95)
Total long-term debt	$12,854	$12,839

Credit Facilities
On September 21, 2023, two of our subsidiaries (the “Borrowers”) entered into a seventh amendment (the “7th Amendment”) to the credit agreement governing our senior secured term loan A facility (the “Term Loan A”), our senior secured term loan B facility (the “Term Loan B” and together with the Term Loan A, the “Term Loan Facilities”) and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). Under the 7th Amendment we (i) amended the existing Revolving Credit Facility to increase the availability from $1,000 million to $1,250 million and extended the maturity of the facility to September 21, 2028 without changing the leverage-based spread to adjusted SOFR (Secured Overnight Financing Rate); (ii) increased the Term Loan A to $1,275 million and extended the maturity of the Term Loan A to September 21, 2028 without changing the leverage-based spread to adjusted SOFR; (iii) increased the Term Loan B to $5,175 million, extended the maturity of the Term Loan B to September 21, 2030, and changed the interest rate applicable to borrowings under our Term Loan B to term SOFR, subject to a floor of 0.00%, plus an applicable margin of 2.25%; and (iv) made certain other changes as set forth therein, including removing the 0.10% adjustment to the term SOFR rate across the facilities and changes to certain covenants to provide increased flexibility. On December 28, 2023, we entered into an eighth amendment (the “8th Amendment” and together with the 7th Amendment, the “2023 Amendments”) to the credit agreement whereby Partnership and its subsidiaries became guarantors, subject to the covenants applicable to the Credit Facilities. The 2023 Amendments made no other material changes to the terms of the credit agreement. In connection with the 7th Amendment, we capitalized approximately $44 million in debt issuance costs and recorded a $16 million loss on early extinguishment of debt that primarily reflects expensing of fees in connection with the 7th Amendment and the write-off of unamortized debt issuance costs.
The interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) term SOFR, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage-based pricing grid. The commitment fee on the unused portion of the Revolving Credit Facility is 0.15%. At December 31, 2023, the interest rate on the Term Loan A was 6.61%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $8 million beginning March 31, 2025 and $16 million beginning March 31, 2027 until maturity, with the balance payable at maturity.
The interest rate applicable to the Term Loan B is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin of 1.25%, or (b) term SOFR, subject to a floor of 0.00%, plus an applicable margin of 2.25%. At December 31, 2023, the interest rate on the Term Loan B was 7.61%. The principal amount of the Term Loan B amortizes in quarterly installments equal to $13 million beginning March 31, 2024 until maturity, with the balance payable at maturity.
Revolving Credit Facility
As of December 31, 2023, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or repurchases of RBI common shares or repurchases of partnership exchangeable units, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. The interest rate applicable to amounts drawn under each letter of credit is 0.75% to 1.50%, depending on our net first lien leverage ratio. As of December 31, 2023, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $1,248 million.
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the Partnership and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
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

Obligations under the 3.875% First Lien Senior Notes due 2028 are guaranteed on a senior secured basis, jointly and severally, by the Partnership and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Note Guarantors”). The 3.875% First Lien Senior Notes due 2028 are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Note Guarantors, including borrowings and guarantees under our Credit Facilities.
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
As of December 31, 2023, we were in compliance with applicable financial debt covenants under the Credit Facilities and the Senior Notes Indentures and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). The interest rate applicable to the TH Facility is the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2023, we had approximately C$182 million outstanding under the TH Facility with a weighted average interest rate of 6.84%.
RE Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of $50 million with a maturity date of October 12, 2028 (the “RE Facility”). The interest rate applicable to the RE Facility is, at our option, either (i) a base rate, subject to a floor of 0.50%, plus an applicable margin of 0.50% or (ii) Adjusted Term SOFR (Adjusted Term SOFR is calculated as Term SOFR plus a margin based on duration), subject to a floor of 0.00%, plus an applicable margin of 1.50%. Obligations under the RE Facility are guaranteed by four of our subsidiaries, and amounts borrowed under the RE Facility are secured by certain parcels of real estate. As of December 31, 2023, we had approximately $4 million outstanding under the RE Facility with a weighted average interest rate of 6.95%.
Debt Issuance Costs
During 2023 and 2021, we incurred aggregate deferred financing costs of $44 million and $19 million, respectively. We did not incur any significant deferred financing costs during 2022.

Loss on Early Extinguishment of Debt
During 2023, we recorded a $16 million loss on early extinguishment of debt that primarily reflects expensing of fees in connection with the 7th Amendment and the write-off of unamortized debt issuance costs. During 2021, we recorded an $11 million loss on early extinguishment of debt that primarily reflects the payment of redemption premiums and the write-off of unamortized debt issuance costs in connection with the redemption of the remaining $775 million principal amount outstanding of the 4.25% first lien senior notes.
Maturities
The aggregate maturities of our long-term debt as of December 31, 2023 are as follows (in millions):

Year Ended December 31,	Principal Amount
2024	$67
2025	706
2026	84
2027	115
2028	3,505
Thereafter	8,566
Total	$13,043
Interest Expense, net
Interest expense, net consists of the following (in millions):

	2023	2022	2021
Debt (a)	$576	$493	$461
Finance lease obligations	19	19	20
Amortization of deferred financing costs and debt issuance discount	27	28	27
Interest income	(40)	(7)	(3)
Interest expense, net	$582	$533	$505
(a)Amount includes $61 million, $56 million and $45 million benefit during 2023, 2022 and 2021, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 11, Derivative Instruments.

Note 9. Leases
As of December 31, 2023, we leased or subleased 4,941 restaurant properties to franchisees and 132 non-restaurant properties to third parties under operating leases, direct financing leases and sales-type leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
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

Partnership as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2023	2022
Land	$856	$880
Buildings and improvements	1,102	1,129
Restaurant equipment	27	16
	1,985	2,025
Accumulated depreciation and amortization	(656)	(625)
Property and equipment leased, net	$1,329	$1,400
Our net investment in direct financing and sales-type leases is as follows (in millions):

	As of December 31,
	2023	2022
Future rents to be received:
Future minimum lease receipts	$111	$112
Contingent rents (a)	4	5
Estimated unguaranteed residual value	6	6
Unearned income	(26)	(36)
	95	87
Current portion included within accounts receivable	(5)	(5)
Net investment in property leased to franchisees (b)	$90	$82
(a)Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
(b)Included as a component of Other assets, net in our consolidated balance sheets.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2023	2022	2021
Rental income:
Minimum lease payments	$385	$410	$455
Variable lease payments	452	395	329
Amortization of favorable and unfavorable income lease contracts, net	2	1	3
Subtotal - lease income from operating leases	839	806	787
Earned income on direct financing and sales-type leases	12	7	6
Total property revenues	$851	$813	$793

Partnership as Lessee
Lease cost and other information associated with these lease commitments is as follows (in millions):
Lease Cost (Income)

	2023	2022	2021
Operating lease cost	$201	$202	$202
Operating lease variable lease cost	201	196	193
Finance lease cost:
Amortization of right-of-use assets	26	27	31
Interest on lease liabilities	19	19	20
Sublease income	(631)	(603)	(587)
Total lease income	$(184)	$(159)	$(141)
Lease Term and Discount Rate as of December 31, 2023 and 2022

	As of December 31,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	9.5 years	9.8 years
Finance leases	11.2 years	11.5 years
Weighted-average discount rate:
Operating leases	5.5%	5.5%
Finance leases	5.8%	5.8%
Other Information for 2023, 2022 and 2021

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$202	$198	$200
Operating cash flows from finance leases	$19	$19	$20
Financing cash flows from finance leases	$33	$31	$31
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease obligations	$32	$22	$52
Right-of-use assets obtained in exchange for new operating lease obligations	$168	$133	$133

As of December 31, 2023, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases	Operating Leases
2024	$8	$358	$52	$202
2025	7	333	49	191
2026	7	302	45	174
2027	7	272	42	160
2028	7	239	42	144
Thereafter	75	1,132	240	669
Total minimum receipts / payments	$111	$2,636	470	1,540
Less amount representing interest			(124)	(334)
Present value of minimum lease payments			346	1,206
Current portion of lease obligations (b)			(34)	(147)
Long-term portion of lease obligations			$312	$1,059
(a)Minimum lease payments have not been reduced by minimum sublease rentals of $1,608 million due in the future under non-cancelable subleases
(b)Current portion of operating lease obligations included as a component of Other accrued liabilities in our consolidated balance sheets.

Note 10. Income Taxes
Income before income taxes, classified by source of income, is as follows (in millions):

	2023	2022	2021
Canadian	$493	$444	$457
Foreign	960	921	906
Income before income taxes	$1,453	$1,365	$1,363

Income tax (benefit) expense attributable to income from continuing operations consists of the following (in millions):

	2023	2022	2021
Current:
Canadian	$(47)	$(284)	$16
U.S. Federal	77	105	(10)
U.S. state, net of federal income tax benefit	27	26	25
Other Foreign	108	96	84
	$165	$(57)	$115
Deferred:
Canadian	$(37)	$20	$32
U.S. Federal	(18)	(79)	(37)
U.S. state, net of federal income tax benefit	(5)	(9)	(7)
Other Foreign	(370)	8	7
	$(430)	$(60)	$(5)
Income tax (benefit) expense	$(265)	$(117)	$110

The statutory rate reconciles to the effective income tax rate as follows:

	2023	2022	2021
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	5.3	3.8	3.5
Foreign tax rate differential	(15.1)	(13.7)	(13.9)
Change in valuation allowance	(0.8)	(0.7)	1.1
Change in accrual for tax uncertainties	(6.2)	(26.7)	(7.4)
Intercompany financing	(2.7)	1.2	(3.5)
Benefit from stock option exercises	(0.4)	(0.1)	(0.8)
Litigation settlements and reserves	—	—	1.4
Intra-Group reorganizations	(25.3)	—	—
Other	0.5	1.1	1.2
Effective income tax rate	(18.2)%	(8.6)%	8.1%
Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.
Income tax (benefit) expense allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2023	2022	2021
Income tax (benefit) expense from continuing operations	$(265)	$(117)	$110
Cash flow hedge in accumulated other comprehensive income (loss)	(14)	153	72
Net investment hedge in accumulated other comprehensive income (loss)	22	77	(15)
Foreign Currency Translation in accumulated other comprehensive income (loss)	1	—	(4)
Pension liability in accumulated other comprehensive income (loss)	2	2	3
Total	$(254)	$115	$166
The significant components of deferred income tax (benefit) expense attributable to income from continuing operations are as follows (in millions):

	2023	2022	2021
Deferred income tax expense (benefit)	$(1,788)	$79	$(22)
Change in valuation allowance	1,357	(143)	14
Change in effective U.S. state income tax rate	2	3	3
Change in effective foreign income tax rate	(1)	1	—
Total	$(430)	$(60)	$(5)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2023	2022
Deferred tax assets:
Accounts and notes receivable	$5	$8
Accrued employee benefits	53	56
Leases	104	105
Operating lease liabilities	311	304
Liabilities not currently deductible for tax	452	403
Tax loss and credit carryforwards	1,042	316
Intangible assets	1,048	—
Other	—	9
Total gross deferred tax assets	3,015	1,201
Valuation allowance	(1,563)	(194)
Net deferred tax assets	$1,452	$1,007
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	7	15
Intangible assets	1,743	1,707
Leases	128	125
Operating lease assets	288	281
Statutory impairment	28	27
Derivatives	47	65
Outside basis difference	28	13
Other	5	—
Total gross deferred tax liabilities	$2,274	$2,233
Net deferred tax liability	$822	$1,226
The valuation allowance had a net increase of $1,369 million during 2023 primarily due to the establishment of new valuation allowances associated with deferred tax assets generated from Intra-Group reorganizations that occurred in the current year as well as changes in estimates related to derivatives and the utilization of foreign tax credits and capital losses.
Changes in the valuation allowance are as follows (in millions):

	2023	2022	2021
Beginning balance	$194	$356	$364
Change in estimates recorded to deferred income tax expense	(12)	(9)	14
Additions related to deferred tax assets generated in current year	1,369	—	—
Changes in losses and credits	—	(134)	—
(Reductions) additions related to other comprehensive income	12	(19)	(22)
Ending balance	$1,563	$194	$356

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2023 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$588	2036-2043
Canadian capital loss carryforwards	161	Indefinite
Canadian tax credits	5	2024-2042
U.S. federal net operating loss carryforward	51	Indefinite
U.S. state net operating loss carryforwards	519	2024-Indefinite
U.S. capital loss carryforwards	17	2037-2040
U.S. foreign tax credits	45	2024-2031
Other foreign net operating loss carryforwards	161	Indefinite
Other foreign net operating loss carryforwards	130	2024-2038
Other foreign capital loss carryforward	29	Indefinite
Other foreign credits	703	2033
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
We had $58 million and $139 million of unrecognized tax benefits at December 31, 2023 and December 31, 2022, respectively, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Beginning balance	$139	$437	$497
Additions for tax positions related to the current year	5	(5)	9
Additions for tax positions of prior years	7	3	23
Reductions for tax positions of prior years	(14)	(15)	(5)
Additions for settlement	6	—	7
Reductions due to statute expiration	(85)	(281)	(94)
Ending balance	$58	$139	$437
Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. During the twelve months beginning January 1, 2024, it is reasonably possible we will reduce unrecognized tax benefits by up to approximately $6 million due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities all being possibly impacted in multiple jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $11 million and $27 million at December 31, 2023 and 2022, respectively. Potential interest and penalties associated with uncertain tax positions in various jurisdictions recognized was $4 million during 2023, $3 million during 2022 and $2 million during 2021. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns with Canada and its provinces and territories. Generally, we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2016 through 2019 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods up to six years subsequent to the filing and assessment of the respective return.

We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and other foreign jurisdictions. We are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as other foreign tax jurisdictions. Taxable years of such U.S. companies are closed through 2019 for U.S. federal income tax purposes. We have various U.S. state and other foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
Note 11. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At December 31, 2023, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at December 31, 2023, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the interest rate on all these interest rate swaps transitioned from LIBOR to SOFR, with no impact to hedge effectiveness and no change in accounting treatment as a result of applicable accounting relief guidance for the transition away from LIBOR. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings. The net amount of pre-tax gains in connection with these net unrealized gains in AOCI as of December 31, 2023 that we expect to be reclassified into interest expense within the next 12 months is $115 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2023, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At December 31, 2023, we had outstanding cross-currency rate swaps that we entered into during 2022 to partially hedge the net investment in our Canadian subsidiaries. At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as net investment hedges. These swaps are contracts in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional amount of $5,000 million through the maturity date of September 30, 2028.
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

At December 31, 2023, we had outstanding cross-currency rate swap contracts between the Euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million have a maturity date of October 31, 2026, $1,200 million have a maturity date of November 30, 2028, and $150 million have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as a net investment hedge. During 2023, we settled our previously existing cross-currency rate swaps in which we paid quarterly fixed-rate interest payments on the Euro notional amount of €1,108 million and received quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200 million and an original maturity date of February 17, 2024. During 2023, we also settled our previously existing cross-currency rate swap contracts between the Euro and U.S. dollar with a notional value of $900 million and an original maturity date of February 17, 2024. In connection with these settlements, we received $69 million in cash which is included within operating activities in the consolidated statements of cash flows.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2023, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $169 million with maturities to February 18, 2025. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	2023	2022	2021
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$41	$509	$132
Forward-currency contracts	$(2)	$14	$—
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(210)	$409	$96
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		2023	2022	2021
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$83	$(54)	$(125)
Forward-currency contracts	Cost of sales	$7	$8	$(7)

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		2023	2022	2021
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$61	$56	$45

	Fair Value as of December 31,
	2023	2022	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$190	$280	Other assets, net
Foreign currency	—	7	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	7	78	Other assets, net
Total assets at fair value	$197	$365

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$2	$—	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	227	34	Other liabilities, net
Total liabilities at fair value	$229	$34

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
During 2023, Partnership exchanged 9,398,876 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 9,398,876 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2022, Partnership exchanged 1,996,818 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 1,996,818 Partnership exchangeable units for the same number of newly issued RBI common shares. During 2021, Partnership exchanged 10,119,880 Partnership exchangeable units, pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging 10,119,880 Partnership exchangeable units for the same number of newly issued RBI common shares. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheets in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheets in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares. Pursuant to the terms of the partnership agreement, upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was cancelled concurrently with the exchange.
RBI Share Repurchases
On August 31, 2023, the RBI Board of Directors approved a share repurchase program that allows RBI to purchase up to $1,000 million of RBI common shares until September 30, 2025. During 2023, RBI repurchased and cancelled 7,639,137 common shares for $500 million. During 2022, RBI repurchased and cancelled 6,101,364 common shares for $326 million. During 2021, RBI repurchased and cancelled 9,247,648 common shares for $551 million. Pursuant to the terms of the partnership agreement, Partnership made a distribution to RBI on the Class A common units in an amount sufficient for RBI to fund such share repurchases.

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2020	$(107)	$(45)	$(1,123)	$(1,275)
Foreign currency translation adjustment	—	—	(67)	(67)
Net change in fair value of derivatives, net of tax	207	—	—	207
Amounts reclassified to earnings of cash flow hedges, net of tax	96	—	—	96
Pension and post-retirement benefit plans, net of tax	—	15	—	15
Balances at December 31, 2021	$196	$(30)	$(1,190)	$(1,024)
Foreign currency translation adjustment	—	—	(703)	(703)
Net change in fair value of derivatives, net of tax	714	—	—	714
Amounts reclassified to earnings of cash flow hedges, net of tax	34	—	—	34
Pension and post-retirement benefit plans, net of tax	—	6	—	6
Balances at December 31, 2022	$944	$(24)	$(1,893)	$(973)
Foreign currency translation adjustment	—	—	250	250
Net change in fair value of derivatives, net of tax	(203)	—	—	(203)
Amounts reclassified to earnings of cash flow hedges, net of tax	(66)	—	—	(66)
Pension and post-retirement benefit plans, net of tax	—	7	—	7
Balances at December 31, 2023	$675	$(17)	$(1,643)	$(985)
Note 13. Share-based Compensation
Share-based compensation expense associated with the participation of Partnership and its subsidiaries in RBI’s share-based compensation plans is recognized in Partnership’s Financial Statements.
RBI is currently issuing awards under the 2023 Omnibus Incentive Plan (the “2023 Plan”) and the number of shares available for issuance under such plan as of December 31, 2023 was 15,319,222. The 2023 Plan, and, prior to its adoption the Amended and Restated 2014 Omnibus Incentive Plan as amended (the “2014 Plan” and together with the 2023 Plan, the “Omnibus Plans”), permits the grant of several types of awards with respect to RBI common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include RBI, S&P 500 Index and/or individual performance based-vesting conditions. Under the terms of the Omnibus Plans and the applicable award agreements, RSUs are generally entitled to dividend equivalents, which are not distributed unless the related awards vest. Upon vesting, the amount of the dividend equivalent, which is distributed in additional RSUs, except in the case of RSUs awarded to non-management members of our board of directors, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered.
RBI also has some outstanding awards under legacy plans for Burger King and Tim Hortons, which were assumed in connection with the merger and amalgamation of those entities within the RBI group. No new awards may be granted under the 2014 Plan or these legacy Burger King plans or legacy Tim Hortons plans.
Share-based compensation expense is generally classified as general and administrative expenses in the consolidated statements of operations and consists of the following for the periods presented (in millions):

	2023	2022	2021
Total share-based compensation expense	$177	$121	$88
As of December 31, 2023, total unrecognized compensation cost related to share-based compensation arrangements was $285 million and is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted Stock Units
The fair value of the time-vested RSUs and performance-based RSUs is based on the closing price of RBI’s common shares on the trading day preceding the date of grant. Time-vested RSUs are expensed over the vesting period. Performance-based RSUs are expensed over the vesting period, based upon the probability that the performance target will be met. RBI grants fully vested RSUs, with dividend equivalent rights that accrue in cash, to non-employee members of our board of directors in lieu of a cash retainer and committee fees. All such RSUs will settle and common shares of RBI will be issued following termination of service by the board member.
Starting in 2021, grants of time-vested RSUs generally vest 25% per year on December 15th or 31st over four years from the grant date and performance-based RSUs generally cliff vest three years from the grant date (the starting date for the applicable vesting period is referred to as the “Anniversary Date”). Time-vested RSUs and performance-based RSUs awarded prior to 2021 generally cliff vest five years from the original grant date.
During 2022, RBI granted performance-based RSUs that cliff vest three years from the original grant date based on achievement of performance metrics with a multiplier that can increase or decrease the amount vested based on the achievement of contractually defined relative total shareholder return targets with respect to the S&P 500 Index. Performance-based RSUs granted in 2021 and 2023 cliff vest three years from the original grant date based solely on defined relative total shareholder return targets with respect to the S&P 500 Index. Performance-based RSUs granted to the CEO of RBI in 2023 cliff vest five years from the date of grant and may be earned from 50% for threshold performance to 200% for maximum performance, based on meeting performance targets tied to the appreciation of the price of RBI common shares, with none of the award being earned if the threshold is not met. The respective fair value of these performance-based RSU awards was based on a Monte Carlo Simulation valuation model and these market condition awards are expensed over the vesting period. The total fair value of performance-based RSUs that solely have a performance condition relative to the S&P 500 Index does not change regardless of the value that the award recipients ultimately receive.
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

Restricted Stock Units Activity
The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2023:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	3,553	$57.31	6,437	$57.43
Granted	1,005	$68.40	1,458	$59.66
Vested and settled	(1,398)	$58.96	(670)	$59.53
Dividend equivalents granted	105	$—	227	$—
Forfeited	(231)	$61.67	(106)	$69.28
Outstanding at December 31, 2023	3,034	$60.29	7,346	$57.68
The weighted-average grant date fair value of time-vested RSUs granted was $57.24 and $60.97 during 2022 and 2021, respectively. The weighted-average grant date fair value of performance-based RSUs granted was $51.31 and $57.60 during 2022 and 2021, respectively. The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of RBI during 2023, 2022 and 2021 was $141 million, $58 million and $99 million, respectively.
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
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted in 2022 at the grant date. There were no significant stock option awards granted in 2023 or 2021.

2022
Risk-free interest rate	3.92%
Expected term (in years)	7.50
Expected volatility	30.0%
Expected dividend yield	3.24%
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

Stock Options Activity
The following is a summary of stock option activity under our plans for the year ended December 31, 2023:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2023	7,494	$58.00
Granted	28	$70.58
Exercised	(1,260)	$47.80
Forfeited	(64)	$64.85
Outstanding at December 31, 2023	6,198	$60.23	$111,001	5.6
Exercisable at December 31, 2023	2,520	$51.55	$66,983	2.8
Vested or expected to vest at December 31, 2023	5,978	$60.02	$108,271	5.6

(a)The intrinsic value represents the amount by which the fair value of RBI's stock exceeds the option exercise price at December 31, 2023.
The weighted-average grant date fair value per stock option granted was $18.61, $17.52, and $10.15 during 2023, 2022 and 2021, respectively. The total intrinsic value of stock options exercised was $30 million during 2023, $10 million during 2022, and $46 million during 2021.

Note 14. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2022 and December 31, 2023 (in millions):

Contract Liabilities
Balance at December 31, 2022	$540
Recognized during period and included in the contract liability balance at the beginning of the year	(60)
Increase, excluding amounts recognized as revenue during the period	69
Impact of foreign currency translation	6
Balance at December 31, 2023	$555

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of December 31, 2023 (in millions):

Contract liabilities expected to be recognized in
2024	$55
2025	53
2026	50
2027	47
2028	43
Thereafter	307
Total	$555
Disaggregation of Total Revenues
As described in Note 17, Segment Reporting and Geographical Information, during the fourth quarter of 2023, we revised our internal reporting structure, which resulted in a change to our operating and reportable segments. As a result, we manage each of our brands’ United States and Canada operations as an operating and reportable segment and our international operations as an operating and reportable segment.
The following tables disaggregate revenue by segment (in millions):

	2023
	TH	BK	PLK	FHS	INTL	Total
Sales	$2,725	$97	$89	$39	$—	$2,950
Royalties	324	483	291	69	753	1,920
Property revenues	609	227	13	—	2	851
Franchise fees and other revenue	22	20	10	31	49	132
Advertising revenues and other services	292	470	289	48	70	1,169
Total revenues	$3,972	$1,297	$692	$187	$874	$7,022

	2022
	TH	BK	PLK	FHS	INTL	Total
Sales	$2,631	$70	$78	$40	$—	$2,819
Royalties	302	450	264	66	655	1,737
Property revenues	576	222	12	—	3	813
Franchise fees and other revenue	26	16	8	19	42	111
Advertising revenues and other services	266	438	257	13	51	1,025
Total revenues	$3,801	$1,196	$619	$138	$751	$6,505

	2021
	TH	BK	PLK	FHS	INTL	Total
Sales	$2,249	$64	$64	$1	$—	$2,378
Royalties	278	435	247	2	599	1,561
Property revenues	556	221	13	—	3	793
Franchise fees and other revenue	19	18	5	2	45	89
Advertising revenues and other services	229	418	230	—	41	918
Total revenues	$3,331	$1,156	$559	$5	$688	$5,739

Note 15. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2023	2022	2021
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$16	$4	$2
Litigation settlements and reserves, net	1	11	81
Net losses (gains) on foreign exchange	20	(4)	(76)
Other, net	18	14	—
Other operating expenses (income), net	$55	$25	$7
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent sales of properties and other costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods. The amount for 2023 includes asset write-offs and related costs in connection with the discontinuance of an internally developed software project.
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
Other, net for 2023 and 2022 are primarily related to payments in connection with FHS area representative buyouts.
Note 16. Commitments and Contingencies
Letters of Credit
As of December 31, 2023, we had $12 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $2 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2023, no amounts had been drawn on any of these irrevocable standby letters of credit.
Purchase Commitments
We have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $30 million over the next three years, some of which have early termination fees. We also enter into commitments to purchase advertising. As of December 31, 2023, these commitments totaled $201 million and run through 2028.
Litigation
From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
On October 5, 2018, a class action complaint was filed against Burger King Worldwide, Inc. (“BKW”) and Burger King Company, successor in interest, (“BKC”) in the U.S. District Court for the Southern District of Florida by Jarvis Arrington, individually and on behalf of all others similarly situated. On October 18, 2018, a second class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Monique Michel, individually and on behalf of all others similarly situated. On October 31, 2018, a third class action complaint was filed against BKC and BKW in the U.S. District Court for the Southern District of Florida by Geneva Blanchard and Tiffany Miller, individually and on behalf of all others similarly situated. On November 2, 2018, a fourth class action complaint was filed against RBI, BKW and BKC in the U.S. District Court for the Southern District of Florida by Sandra Munster, individually and on behalf of all others similarly situated. These complaints have been consolidated and allege that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the standard form franchise agreement all Burger King franchisees are required to sign. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. On March 24, 2020, the Court granted BKC’s motion to dismiss for failure to state a claim and on April 20, 2020 the plaintiffs filed a motion for leave to amend their complaint. On April 27, 2020, BKC filed a motion opposing the motion for leave to amend. The court denied the plaintiffs motion for leave to amend their complaint in August 2020 and the plaintiffs appealed this ruling. In August 2022, the federal appellate court reversed the lower court's decision to dismiss the case and remanded the case to the lower court for further proceedings. While we intend to vigorously defend these claims, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
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
Our business generates revenue from the following sources: (i) sales, consisting primarily of (1) Tim Hortons supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales of consumer packaged goods (“CPG”), and (2) sales at Company restaurants; (ii) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and franchise fees paid by franchisees; (iii) property revenues from properties we lease or sublease to franchisees; and (iv) advertising revenues and other services, consisting primarily of (1) advertising fund contributions based on a percentage of sales reported by franchised restaurants to fund advertising expenses and (2) tech fees and revenues, that vary by market, and partially offset expenses related to technology initiatives.
During the fourth quarter of 2023, we revised our internal reporting structure, which resulted in a change to our operating and reportable segments. As a result, we manage each of our brands’ United States and Canada operations as an operating and reportable segment and our international operations as a separate operating and reportable segment.
Consequently, we have five operating and reportable segments: (1) TH, which includes all operations of our Tim Hortons brand in the United States and Canada, (2) BK, which includes all operations of our Burger King brand in the United States and Canada, (3) PLK, which includes all operations of our Popeyes brand in the United States and Canada, (4) FHS, which includes all operations of our Firehouse Subs brand in the United States and Canada, and (5) INTL, which includes all operations of each of our brands outside the United States and Canada. Our five operating segments represent our reportable segments. Prior year amounts presented have been reclassified to conform to this new segment presentation with no effect on previously reported consolidated results. FHS revenues and segment income for the period from the acquisition date of December 15, 2021 through December 26, 2021 (the fiscal year end for FHS) are included in our consolidated statement of operations for 2021.

The following tables present revenues, by segment and by country, depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions):

	2023	2022	2021
Revenues by operating segment:
TH	$3,972	$3,801	$3,331
BK	1,297	1,196	1,156
PLK	692	619	559
FHS	187	138	5
INTL	874	751	688
Total	$7,022	$6,505	$5,739

Revenues by country (a):
Canada	$3,630	$3,484	$3,048
United States	2,518	2,270	2,003
Other	874	751	688
Total	$7,022	$6,505	$5,739

Depreciation and amortization:
TH	$108	$114	$131
BK	46	45	44
PLK	11	10	9
FHS	4	4	—
INTL	22	17	17
Total	$191	$190	$201

(Income) loss from equity method investments:
TH	$(15)	$(13)	$(14)
BK	8	27	7
INTL	(1)	30	11
Total	$(8)	$44	$4

Capital expenditures:
TH	$51	$39	$66
BK	37	31	13
PLK	9	9	13
FHS	4	3	—
INTL	19	18	14
Total	$120	$100	$106
(a)Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to our CODM or used in his decisions to allocate resources or assess performance of the segments. Therefore, total segment assets and long-lived assets have not been disclosed.

Total long-lived assets by country are as follows (in millions):

	As of December 31,
	2023	2022
By country:
Canada	$1,545	$1,531
United States	1,578	1,558
Other	41	25
Total	$3,164	$3,114
Long-lived assets include property and equipment, net, finance and operating lease right of use assets, net and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2023 and December 31, 2022.
In connection with our change in operating and reportable segments, we also transitioned our definition of segment income from Adjusted EBITDA to Adjusted Operating Income and represents income from operations adjusted to exclude (i) franchise agreement amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expense incurred in connection with the acquisition of Firehouse consisting of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”). Unlike Adjusted EBITDA, our previous measure of segment income, Adjusted Operating Income includes depreciation and amortization (excluding franchise agreement amortization) as well as share-based compensation and non-cash incentive compensation expense. Prior year amounts presented have been reclassified to conform to this new segment income presentation with no effect on previously reported consolidated results.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	2023	2022	2021
Segment income:
TH	$958	$925	$845
BK	386	396	421
PLK	221	205	198
FHS	38	33	2
INTL	597	525	511
Adjusted Operating Income	2,200	2,084	1,977
Franchise agreement amortization	31	32	32
FHS Transaction costs	19	24	18
Corporate restructuring and advisory fees	38	46	16
Impact of equity method investments (a)	6	59	25
Other operating expenses (income), net	55	25	7
Income from operations	2,051	1,898	1,879
Interest expense, net	582	533	505
Loss on early extinguishment of debt	16	—	11
Income tax (benefit) expense	(265)	(117)	110
Net income	$1,718	$1,482	$1,253
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
The agreement governing our Credit Facilities, the 3.875% First Lien Senior Notes Indenture, the 3.50% First Lien Senior Notes Indenture, the 5.75% First Lien Senior Notes Indenture, the 4.375% Second Lien Senior Notes Indenture and the 4.00% Second Lien Senior Notes Indenture allow the financial reporting obligation of the Parent Issuer to be satisfied through the reporting of Partnership’s consolidated financial information, provided that the consolidated financial information of the Parent Issuer and its restricted subsidiaries is presented on a standalone basis.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,139	$—	$—	$1,139
Accounts and notes receivable, net	749	—	—	749
Inventories, net	166	—	—	166
Prepaids and other current assets	119	—	—	119
Total current assets	2,173	—	—	2,173
Property and equipment, net	1,952	—	—	1,952
Operating lease assets, net	1,122	—	—	1,122
Intangible assets, net	11,107	—	—	11,107
Goodwill	5,775	—	—	5,775
Intercompany receivable	—	245	(245)	—
Investment in subsidiaries	—	4,730	(4,730)	—
Other assets, net	1,262	—	—	1,262
Total assets	$23,391	$4,975	$(4,975)	$23,391
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$790	$—	$—	$790
Other accrued liabilities	760	245	—	1,005
Gift card liability	248	—	—	248
Current portion of long-term debt and finance leases	101	—	—	101
Total current liabilities	1,899	245	—	2,144
Long-term debt, net of current portion	12,854	—	—	12,854
Finance leases, net of current portion	312	—	—	312
Operating lease liabilities, net of current portion	1,059	—	—	1,059
Other liabilities, net	996	—	—	996
Payables to affiliates	245	—	(245)	—
Deferred income taxes, net	1,296	—	—	1,296
Total liabilities	18,661	245	(245)	18,661
Partners’ capital:
Class A common units	—	9,620	—	9,620
Partnership exchangeable units	—	(3,907)	—	(3,907)
Common shares	2,246	—	(2,246)	—
Retained earnings	3,467	—	(3,467)	—
Accumulated other comprehensive income (loss)	(985)	(985)	985	(985)
Total Partners’ capital/shareholders’ equity	4,728	4,728	(4,728)	4,728
Noncontrolling interests	2	2	(2)	2
Total equity	4,730	4,730	(4,730)	4,730
Total liabilities and equity	$23,391	$4,975	$(4,975)	$23,391

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,950	$—	$—	$2,950
Franchise and property revenues	2,903	—	—	2,903
Advertising revenues and other services	1,169	—	—	1,169
Total revenues	7,022	—	—	7,022
Operating costs and expenses:
Cost of sales	2,435	—	—	2,435
Franchise and property expenses	512	—	—	512
Advertising expenses and other services	1,273	—	—	1,273
General and administrative expenses	704	—	—	704
(Income) loss from equity method investments	(8)	—	—	(8)
Other operating expenses (income), net	55	—	—	55
Total operating costs and expenses	4,971	—	—	4,971
Income from operations	2,051	—	—	2,051
Interest expense, net	582	—	—	582
Loss on early extinguishment of debt	16	—	—	16
Income before income taxes	1,453	—	—	1,453
Income tax benefit	(265)	—	—	(265)
Net income	1,718	—	—	1,718
Equity in earnings of consolidated subsidiaries	—	1,718	(1,718)	—
Net income (loss)	1,718	1,718	(1,718)	1,718
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$1,715	$1,715	$(1,715)	$1,715
Total comprehensive income (loss)	$1,706	$1,706	$(1,706)	$1,706

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Sales	$2,819	$—	$—	$2,819
Franchise and property revenues	2,661	—	—	2,661
Advertising revenues and other services	1,025	—	—	1,025
Total revenues	6,505	—	—	6,505
Operating costs and expenses:
Cost of sales	2,312	—	—	2,312
Franchise and property expenses	518	—	—	518
Advertising expenses and other services	1,077	—	—	1,077
General and administrative expenses	631	—	—	631
(Income) loss from equity method investments	44	—	—	44
Other operating expenses (income), net	25	—	—	25
Total operating costs and expenses	4,607	—	—	4,607
Income from operations	1,898	—	—	1,898
Interest expense, net	533	—	—	533
Income before income taxes	1,365	—	—	1,365
Income tax benefit	(117)	—	—	(117)
Net income	1,482	—	—	1,482
Equity in earnings of consolidated subsidiaries	—	1,482	(1,482)	—
Net income (loss)	1,482	1,482	(1,482)	1,482
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$1,479	$1,479	$(1,479)	$1,479
Total comprehensive income (loss)	$1,533	$1,533	$(1,533)	$1,533

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,718	$1,718	$(1,718)	$1,718
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,718)	1,718	—
Depreciation and amortization	191	—	—	191
Premiums paid and non-cash loss on early extinguishment of debt	5	—	—	5
Amortization of deferred financing costs and debt issuance discount	27	—	—	27
(Income) loss from equity method investments	(8)	—	—	(8)
Loss (gain) on remeasurement of foreign denominated transactions	20	—	—	20
Net (gains) losses on derivatives	(151)	—	—	(151)
Share-based compensation and non-cash incentive compensation expense	194	—	—	194
Deferred income taxes	(430)	—	—	(430)
Other	26	—	—	26
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(147)	—	—	(147)
Inventories and prepaids and other current assets	(43)	—	—	(43)
Accounts and drafts payable	22	—	—	22
Other accrued liabilities and gift card liability	9	—	—	9
Tenant inducements paid to franchisees	(32)	—	—	(32)
Other long-term assets and liabilities	(78)	—	—	(78)
Net cash provided by operating activities	1,323	—	—	1,323
Cash flows from investing activities:
Payments for property and equipment	(120)	—	—	(120)
Net proceeds from disposal of assets, restaurant closures and refranchisings	37	—	—	37
Settlement/sale of derivatives, net	112	—	—	112
Other investing activities, net	(18)	—	—	(18)
Net cash used for investing activities	11	—	—	11
Cash flows from financing activities:
Proceeds from long-term debt	55	—	—	55
Repayments of long-term debt and finance leases	(92)	—	—	(92)
Payment of financing costs	(44)	—	—	(44)
Distributions on Class A and Partnership exchangeable units	—	(990)	—	(990)
Distributions to RBI for repurchase of RBI common shares	—	(500)	—	(500)
Capital contribution from RBI	60	—	—	60
Distributions from subsidiaries	(1,490)	1,490	—	—
Proceeds (payments) from derivatives	141	—	—	141
Other financing activities, net	(4)	—	—	(4)
Net cash used for financing activities	(1,374)	—	—	(1,374)
Effect of exchange rates on cash and cash equivalents	1	—	—	1
Increase (decrease) in cash and cash equivalents	(39)	—	—	(39)
Cash and cash equivalents at beginning of period	1,178	—	—	1,178
Cash and cash equivalents at end of period	$1,139	$—	$—	$1,139

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,482	$1,482	$(1,482)	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,482)	1,482	—
Depreciation and amortization	190	—	—	190
Amortization of deferred financing costs and debt issuance discount	28	—	—	28
(Income) loss from equity method investments	44	—	—	44
Loss (gain) on remeasurement of foreign denominated transactions	(4)	—	—	(4)
Net (gains) losses on derivatives	(9)	—	—	(9)
Share-based compensation and non-cash incentive compensation expense	136	—	—	136
Deferred income taxes	(60)	—	—	(60)
Other	19	—	—	19
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(110)	—	—	(110)
Inventories and prepaids and other current assets	(61)	—	—	(61)
Accounts and drafts payable	169	—	—	169
Other accrued liabilities and gift card liability	37	—	—	37
Tenant inducements paid to franchisees	(26)	—	—	(26)
Other long-term assets and liabilities	(345)	—	—	(345)
Net cash provided by operating activities	1,490	—	—	1,490
Cash flows from investing activities:
Payments for property and equipment	(100)	—	—	(100)
Net proceeds from disposal of assets, restaurant closures and refranchisings	12	—	—	12
Net payment for purchase of Firehouse Subs, net of cash acquired	(12)	—	—	(12)
Settlement/sale of derivatives, net	71	—	—	71
Other investing activities, net	(35)	—	—	(35)
Net cash used for investing activities	(64)	—	—	(64)
Cash flows from financing activities:
Proceeds from long-term debt	2	—	—	2
Repayments of long-term debt and finance leases	(94)	—	—	(94)
Distributions on Class A and Partnership exchangeable units	—	(971)	—	(971)
Distributions to RBI for repurchase of RBI common shares	—	(326)	—	(326)
Capital contribution from RBI	51	—	—	51
Distributions from subsidiaries	(1,297)	1,297	—	—
Proceeds (payments) from derivatives	34	—	—	34
Other financing activities, net	(3)	—	—	(3)
Net cash used for financing activities	(1,307)	—	—	(1,307)
Effect of exchange rates on cash and cash equivalents	(28)	—	—	(28)
Increase (decrease) in cash and cash equivalents	91	—	—	91
Cash and cash equivalents at beginning of period	1,087	—	—	1,087
Cash and cash equivalents at end of period	$1,178	$—	$—	$1,178

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

Note 19. Subsequent Events
Distributions/Dividends
On January 4, 2024, RBI paid a cash dividend of $0.55 per RBI common share to common shareholders of record on December 21, 2023. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.55 per exchangeable unit to holders of record on December 21, 2023.
On February 13, 2024, we announced that the RBI board of directors had declared a cash dividend of $0.58 per RBI common share for the first quarter of 2024. The dividend will be paid on April 4, 2024 to RBI common shareholders of record on March 21, 2024. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
Acquisition of Carrols Restaurant Group
On January 16, 2024, we announced that we have reached an agreement to acquire all of Carrols issued and outstanding shares that are not already held by RBI or its affiliates for $9.55 per share in an all cash transaction, or an aggregate total enterprise value of approximately $1.0 billion. Carrols is the largest Burger King franchisee in the U.S. today, currently operating approximately 1,020 Burger King restaurants and approximately 60 Popeyes restaurants.
The transaction is expected to be completed in the second quarter of 2024 and is subject to customary closing conditions, including approval by the holders of the majority of common stock held by Carrols stockholders excluding shares held by RBI and its affiliates and officers of Carrols in addition to approval by holders of a majority of outstanding common stock of Carrols.
The transaction is not subject to a financing contingency and is expected to be financed with cash on hand and term loan debt for which RBI has received a financing commitment.
*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of RBI, of the effectiveness of the design and operation of Partnership’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of December 31, 2023. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.
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
Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest 25% or 50% of their net cash bonus into RBI common shares (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (“RSUs”). The matching RSUs vest ratably over four years on December 15th of each year, beginning the year of grant. All of the unvested matching RSUs will be forfeited if an NEO’s service (including service on the Board of Directors of RBI) is terminated for any reason (other than death or disability) prior to the date of vesting. If an NEO transfers any Investment Shares before the vesting date, he or she will forfeit 100% of the unvested matching RSUs. All of RBI’s eligible NEOs elected to participate in the 2023 Bonus Swap Program at the 50% level. On January 29, 2024, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the 2024 bonus swap program on substantially the same terms as the 2023 bonus swap program.
On January 29, 2024, the Compensation Committee determined to increase the base salary of NEOs to reflect the competitive market. These changes will be effective March 1, 2024: Mr. Kobza’s base salary will increase from $900,000 to $950,000, Mr. Dunnigan’s base salary will increase from $650,000 to $685,000 and Mr. Shear’s base salary will increase from $700,000 to $735,000. The bonus targets as a percentage of salary for NEOs have not changed.
On January 29, 2024, the Compensation Committee approved the 2024 Annual Bonus Program. For 2024 annual incentive, each of the NEOs will have 25% of the target based on achievement of individual metrics which may be earned from 0% up to 100% and 75% of the target based on a mix of comparable sales achievement, net restaurant growth (“NRG”) achievement, franchisee profitability and on organic adjusted operating income (“AOI”) achievement, each of which may be earned from a threshold of 50% to a maximum of 200%; with the weighting based on the applicable business unit. For corporate roles, the weighting is 15% NRG achievement, 20% comparable sales achievement, 10% franchisee profitability achievement and 30% organic AOI achievement. Overall, any annual incentive payout will require (1) achievement of the threshold amount of organic AOI, (2) that individual achievement must also be earned at no less than 20% and (3) that certain general and administrative expense targets must be met.
On January 29, 2024, the Compensation Committee approved performance based RSUs (“PSUs”) discretionary awards to Messrs. Kobza, Dunnigan, and Shear, which consist of the following PSUs at target based on the closing price on February 22, 2024: $9 million for Mr. Kobza, $2.5 million for Mr. Dunnigan, and $4.5 million for Mr. Shear. The performance measure for purposes of determining the number of PSUs earned by each of Messrs. Kobza, Dunnigan, and Shear is the relative total shareholder return of RBI shares on the NYSE compared to the S&P 500 for the period from February 23, 2024 to February 23, 2027. The Compensation Committee established a target performance level from the 50th to 60th percentile, a performance threshold at or above which 50% of target is earned and below which no shares are earned at the 25th percentile, and a maximum performance level at the 85th percentile at or above which 150% of the target is earned. Amounts earned between threshold and 50th percentile or 60th percentile and maximum will be based on linear interpolation. Once earned, the PSUs will cliff vest on March 15, 2027. In addition, if an executive’s service to RBI is terminated (other than due to death or disability) prior to February 23, 2026, he or she will forfeit the entire award. A copy of the form of the Performance Award Agreement between RBI and each of the NEOs is filed herewith as Exhibit 10.14(c). This summary is qualified in its entirety to the full text of the form of award agreement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information regarding our executive officers set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, required by Item 401 of Regulation S-K, is incorporated herein by reference from RBI’s definitive proxy statement to be filed no later than 120 days after December 31, 2023. We refer to this proxy statement as the RBI Definitive Proxy Statement.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under RBI's compensation plans as of December 31, 2023 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
RBI Equity Compensation Plans Approved by Security Holders	16,578	$60.23	15,319
RBI Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	16,578	$60.23	15,319
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
(a)(3)Exhibits
The following exhibits are filed as part of this report.

Exhibit Number	Description	Incorporated by Reference

3.1	Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

3.2	Amended and Restated By-Law 1 of the Registrant.	Incorporated herein by reference to Exhibit 3.4 to the Form 8-K of Restaurant Brands International Inc. filed on December 12, 2014.

3.3
Amended and Restated Limited Partnership Agreement, dated December 31, 2023, between Restaurant Brands International Inc., 8997896 Canada Inc. and each person who is admitted as a Limited Partner in accordance with the terms of the agreement.
Incorporate herein by reference to Exhibit 10.12 to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

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

4.19
Form of Supplemental Indenture, dated as of December 28, 2023, by and among Restaurant Brands International Limited Partnership, 1013414 B.C. Unlimited Liability Company, 1013421 B.C. Unlimited Liability Company, 1011778 B.C. Unlimited Liability Company, New Red Finance, Inc. and Wilmington Trust, national Association as trustee and collateral agent.
Incorporate by reference to Exhibit 4.19 to the Form 8-K of Restaurant Brands International Inc. filed on January 4, 2024.

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
Incorporated herein by reference to Exhibit 10.80 to the Form 8-K of Restaurant Brands International Inc. filed on December 15, 2021.

10.10(m)
Amendment No. 7, dated as of September 21, 2023, to the Credit Agreement, dated October 27, 2014, by an among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, 1013421 B.C. Unlimited Liability Company, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.10(m) to the Form 8-K of Restaurant Brands International Inc. filed on September 21, 2023.

10.10(n)
Amendment No. 8, dated as of December 28, 2023, to the Credit Agreement, dated October 27, 2014, by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, 1013421 B.C. Unlimited Liability Company, Restaurant Brands International Limited Partnership, 1013414 B.C. Unlimited Liability Company, and JPMorgan Chase Bank, N.A. as administrative agent.
Incorporated herein by reference to Exhibit 10.10(n) to the Form 8-K of Restaurant Brands International Inc. filed on January 4, 2024.

10.11(a)*	2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.11(b)*	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(c)*	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(c) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(d)*	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(d) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(e)*	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(e) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(f)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(f) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.14(a)*	Restaurant Brands International Inc. 2023 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Restaurant Brands International Inc. filed on August 8, 2023.

10.14(b)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.14(c)*	Form of Performance Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.14(d)*	Form of Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(d) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.14(e)*	Form of Matching Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(e) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.17(b)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2012 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 9, 2012.

10.17(c)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2013 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on May 8, 2013.

10.17(d)*	Tim Hortons Inc. Form of Nonqualified Stock Option Award Agreement under the 2012 Stock Incentive Plan (2014 Award).	Incorporated herein by reference to Exhibit 10(c) to the Form 10-Q of Tim Hortons Inc. filed on August 6, 2014.

10.22(a)*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.22(b)*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.59 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.22(c)*	Second Amendment dated March 1, 2023 to Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza	Incorporated herein by reference to Exhibit 10.22(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.23(a)*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.23(b)*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.60 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.23(c)*	Second Amendment dated March 1, 2023 to Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 between Burger king Corporation and Joshua Kobza	Incorporated herein by reference to Exhibit 10.23(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.24(a)*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.24(b)*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.61 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.24(c)*	Second Amendment dated March 1, 2023 to Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza	Incorporated herein by reference to Exhibit 10.24(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Restaurant Brands International Inc. filed on September 1, 2015.

10.35(a)*	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(b)*	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(b) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(c)*	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(c) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(d)*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.36*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(a)*	Form of Performance Award Agreement (TH) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.73 to the Form 10-Q of Restaurant Brands International Inc. filed on May 1, 2020.

10.36(b)*	Form Matching Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(c)*	Form Amended Performance Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(d)*	Form Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(d) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(e)*	Form Performance Awards Agreement (TSR) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(e) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(f)*	Form of Performance Award Agreement (Performance Measure and TSR) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(f) to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2021.

10.36(g)*	Form of Performance Award Agreement (Relative TSR) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(g) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(h)*	Form of Performance Award Agreement (Kobza 2023) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(h) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(i)*	Form Matching Restricted Stock Unit Agreement (2023) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(i) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(j)*	Form Restricted Stock Unit Agreement (2023) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(j) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.37*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2016.

10.38*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Incorporated herein by reference to Exhibit 10.38 to the Form 10-K of Restaurant Brands International Inc. filed on February 17, 2017.

10.40*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.41*	Form of Base Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.40 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.42*	Form of Additional Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.41 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.49(a)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between The TDL Group Corp. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 24, 2018.

10.49(b)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Restaurant Brands International Inc. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(b) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.49(c)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Burger King Corporation and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(c) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.50*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between The TDL Group Corp. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.50 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.51*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International Inc. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.51 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.52*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International U.S. Services LLC and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.52 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.53*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between The TDL Group Corp. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.53 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.54*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Restaurant Brands International Inc. and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.54 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.55*	Employment and Post-Employment Covenants Agreement dated as of January 23, 2019 by and between Burger King Corporation and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.55 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.62*	Form of Performance Award Agreement under Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.62 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.63*	Amended and Restated Performance Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.63 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.64*	Form of Amended and Restated Base Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.64 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.65*	Form of Amended and Restated Additional Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.65 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.77*	Offer Letter dated February 26, 2021 between The TDL Group Corp. and Axel Schwan.	Incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021.

10.78*	Tax Equalization Agreement dated December 21, 2020 between Popeyes Louisiana Kitchen, Inc. and Sami Siddiqui.	Incorporated herein by reference to Exhibit 10.78 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021.

10.80*	Offer Letter dated December 8, 2020 among Burger King Europe GmbH, PLK Europe GmbH, and Tim Hortons Restaurants International GmbH and David Shear.	Incorporated here by reference to Exhibit 10.80 to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2022.

10.81*	Tax Equalization Agreement dated April 30, 2021 between Burger King Europe GmbH and David Shear.	Incorporated here by reference to Exhibit 10.81 to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2022.

10.82	Stock Purchase Agreement, dated November 15, 2022, between Restaurant Brands International Inc. and Lodgepole 231 LLC	Incorporated here by reference to Exhibit 10.82 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.83*	Offer Letter, dated November 15, 2022, between J. Patrick Doyle and Restaurant Brands International US Services LLC	Incorporated here by reference to Exhibit 10.83 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.84*	Form of Options Award Agreement for J. Patrick Doyle.	Incorporated here by reference to Exhibit 10.84 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.85*	Form of Restricted Stock Unit Award Agreement for J. Patrick Doyle	Incorporated here by reference to Exhibit 10.85 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.86*	Form of Performance Award Agreement	Incorporated here by reference to Exhibit 10.86 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.87(a)*	Agreement dated February 13, 2023 terminating Employment Agreements between Jose E. Cil and each of Restaurant Brands International Inc. and The TDL Group Corp.	Incorporated herein by reference to Exhibit 10.87(a) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.87(b)*	Amendment dated February 13, 2023 to Employment Agreement between Burger King Company LLC and Jose E. Cil	Incorporated herein by reference to Exhibit 10.87(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.87(c)*	Separation Agreement dated February 13, 2023 between Burger King Company LLC and Jose E. Cil.	Incorporated herein by reference to Exhibit 10.87(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

21.1	List of Subsidiaries of the Registrant.	Filed herewith.

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
Furnished herewith.

97.1	Restaurant Brands International Inc. Amended and Restated Executive Officer Compensation Clawback Policy	Incorporated herein by reference to Exhibit 97.1 to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive File	Formatted as Inline XBRL and contained in Exhibit 101.

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

Restaurant Brands International Limited Partnership
By:	Restaurant Brands International Inc., its general partner

By:	/s/ Joshua Kobza
Name:	Joshua Kobza
Title:	Chief Executive Officer
Date: February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Kobza	Chief Executive Officer of Restaurant Brands International Inc. (principal executive officer)	February 22, 2024
Joshua Kobza

/s/ Matthew Dunnigan	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer)	February 22, 2024
Matthew Dunnigan

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer of Restaurant Brands International Inc. (principal accounting officer)	February 22, 2024
Jacqueline Friesner

/s/ J. Patrick Doyle	Executive Chairman of Restaurant Brands International Inc.	February 22, 2024
J. Patrick Doyle

/s/ Alexandre Behring	Director of Restaurant Brands International Inc.	February 22, 2024
Alexandre Behring

/s/ Maximilien de Limburg Stirum	Director of Restaurant Brands International Inc.	February 22, 2024
Maximilien de Limburg Stirum

/s/ Jordana Fribourg	Director of Restaurant Brands International Inc.	February 22, 2024
Jordana Fribourg

/s/ Ali Hedayat	Director of Restaurant Brands International Inc.	February 22, 2024
Ali Hedayat

/s/ Marc Lemann	Director of Restaurant Brands International Inc.	February 22, 2024
Marc Lemann

/s/ Jason Melbourne	Director of Restaurant Brands International Inc.	February 22, 2024
Jason Melbourne

/s/ Cristina Farjallat	Director of Restaurant Brands International Inc.	February 22, 2024
Cristina Farjallat

/s/ Daniel Schwartz	Director of Restaurant Brands International Inc.	February 22, 2024
Daniel Schwartz

/s/ Thecla Sweeney	Director of Restaurant Brands International Inc.	February 22, 2024
Thecla Sweeney