Form 10-K
period 2024-12-31
Restaurant Brands International Limited Partnership
filed 2025-02-21
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36787

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
(Exact name of Registrant as Specified in Its Charter)

Canada				98-1206431
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

130 King Street West, Suite 300
	Toronto,	Ontario	M5X1E1
(Address of Principal Executive Offices and Zip Code)
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The aggregate market value of Class B exchangeable limited partnership units held by non-affiliates of the registrant on June 30, 2024, computed by reference to the closing price for such units on the Toronto Stock Exchange on such date, was C$961,577,374.
The number of the registrant’s Class B exchangeable limited partnership units and Class A common units outstanding as of February 14, 2025 was 127,038,577 units and 208,565,254 units, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement of Restaurant Brands International Inc., the registrant’s general partner, for the 2025 Annual General Meeting of Shareholders of Restaurant Brands International Inc., which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
2024 FORM 10-K ANNUAL REPORT

Tim Hortons® is a trademark of Tim Hortons Canadian IP Holdings Corporation. Burger King®, Whopper® and BK® are trademarks of Burger King Company LLC. Popeyes® and Popeyes Louisiana Kitchen® are trademarks of Popeyes Louisiana Kitchen, Inc. Firehouse Subs® is a trademark of FRG, LLC. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Partnership” refer to Restaurant Brands International Limited Partnership and its subsidiaries.

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
Unless the context otherwise requires, all references in this section to “RBI” are to Restaurant Brands International, Inc. and its subsidiaries, collectively.
All references to “$” or “dollars” in this report are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.

Part I
Item 1. Business
In this Annual Report on Form 10-K, references to (i) “we” or “Partnership” refers to Restaurant Brands International Limited Partnership, and its consolidated subsidiaries, (ii) “Company restaurants” refers to those restaurants owned by us and (iii) “our restaurants” or “system-wide restaurants” includes Company restaurants and franchised restaurants.
Company Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with nearly $45 billion in annual system-wide sales and more than 32,000 restaurants in more than 120 countries and territories as of December 31, 2024. As of December 31, 2024, approximately 95% of system-wide restaurants were franchised. However, we believe that directly operating a limited number of branded restaurants contributes to our ability to act as a franchisor by providing an environment to test products, equipment, operating standards and other initiatives before implementing them across the applicable system and to develop operational talent.
Brand Overview
We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes® and Firehouse Subs®. Our four iconic brands have complementary daypart mixes and product platforms that benefit from global scale and sharing of best practices to optimize costs while preserving the independence and rich heritage of each brand.
Tim Hortons® – Founded in 1964, Tim Hortons is one of the largest coffee and baked goods restaurant chains in North America and the largest in Canada as measured by total number of restaurants. Tim Hortons restaurants also serve a variety of hot and cold specialty beverages alongside delicious breakfast, lunch and dinner offerings including sandwiches, wraps, flatbread pizzas, and more.
Burger King® – Founded in 1954, Burger King is the world’s second largest quick service hamburger restaurant chain, as measured by total number of restaurants, and is Home of the Whopper®. Burger King restaurants feature flame-grilled hamburgers, chicken and other specialty sandwiches.
Popeyes® – Founded in 1972, Popeyes is the world’s second largest quick service chicken concept, as measured by total number of restaurants, and delivers guests a unique “Louisiana” style menu featuring fried bone-in chicken, chicken sandwiches, chicken tenders, wings, fried shrimp and regional items.
Firehouse Subs® – Founded in 1994, Firehouse Subs is a leading player in the sandwich category in North America delivering guests hot and hearty subs piled high with quality steamed meats and cheese as well as chopped salads, chili, soups, soft drinks, and other sides.
The following is a summary of our brands as of and for the year ended December 31, 2024:

	Number of Restaurants
Brand	U.S. and Canada	International	Global	Number of Countries and Territories	Global System Wide Sales ($ in millions)
Tim Hortons	4,539	1,504	6,043	22	$8,105
Burger King	7,082	12,650	19,732	125	$27,728
Popeyes	3,520	1,459	4,979	47	$7,394
Firehouse Subs	1,345	26	1,371	7	$1,249
Consolidated	16,486	15,639	32,125		$44,476
Our Business Strategy
Our strategic focus is centered on delivering three core pillars – Quality, Service and Convenience – which we believe resonate with guests, franchisees and the broader market and will allow us to deliver financial growth to our franchisees and our shareholders.

•High Quality Food and Experienced Franchisees
◦We are dedicated to consistently serving our guests high-quality food and beverages, both through everyday menu items and innovative limited-time promotions. We believe the development of new products is a key driver of the long-term success of our brands. Based on guest feedback, we seek to drive innovation designed to increase traffic, expand our guest base, strengthen underutilized dayparts, and continue to build brand leadership in food quality and taste. We seek to recruit experienced and motivated franchisees, provide them a quality business model, and work with them to increase restaurant sales and profitability, as we believe that franchisee profitability is critical to growing our brands around the world.
•Service Excellence is at the Heart of the Guest Experience
◦We believe that promoting consistent service excellence, across all of our brands and restaurants, is vital to our growth. We are working to enhance the guest experience through comprehensive training programs, modernized restaurant operations that leverage innovative technology and digital solutions, and reimaged restaurants that improve both aesthetics and operational efficiency. Enhancing capabilities such as loyalty programs and digital ordering platforms including kiosks, allows us to provide more seamless and personalized interactions with guests.
•Increasing Convenience
◦We are committed to increasing convenience for our guests by expanding our global footprint through accelerated net restaurant growth, renovating existing restaurants, and strengthening drive-thru and delivery channels. We believe that refreshed, renovated restaurants enhance our brands’ images and drive franchisee profitability, and we work collaboratively with our franchisee to upgrade the image of our brands.
We believe that our focus on these three pillars will not only enhance profitability for our business and our franchisees, but also reinforce our commitment to the local communities where our restaurants operate.
Operating Segments
As a result of our acquisition of Carrols Restaurant Group Inc. (“the Carrols Acquisition”) and Popeyes China (“PLK China”) (“the PLK China Acquisition”), we established a new operating and reportable segment. Therefore, beginning in the second quarter of 2024, we began reporting results under the following six operating and reportable segments:
1.Tim Hortons – operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King – operations of our Burger King brand in the U.S. and Canada, excluding results of Burger King restaurants acquired as part of the Carrols Acquisition (“BK”);
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada, including the Popeyes restaurants acquired as part of the Carrols Acquisition (“PLK”);
4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – operations of each of our brands outside the U.S. and Canada, excluding results of PLK China and Firehouse Subs Brazil (“FHS Brazil”) restaurants (“INTL”); and
6.Restaurant Holdings – operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China and FHS Brazil restaurants (“RH”).
As previously announced, we currently intend to increase the pace of remodels for the Burger King restaurants acquired in the Carrols Acquisition and to accelerate net restaurant growth at PLK China and FHS Brazil. Once remodeled, we expect to refranchise the majority of the acquired Burger King restaurants with motivated, local franchisees who will continue to enhance the guest service experience. We also plan to find a new partner for the PLK China restaurants and new investors for FHS Brazil over time.
As discussed in Note 20, “Subsequent Events,” on February 14, 2025, we acquired substantially all of the remaining equity interests in Burger King China from our former joint venture partners and will report Burger King China as a discontinued operation commencing in the first quarter of 2025. We are working to identify a new controlling shareholder which aligns with our long-term strategy of partnering with experienced local operators while maintaining a primarily franchised business.
Additional financial information about our reportable segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18, “Segment Reporting and Geographic Information,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

Franchise and Development Agreements
Our franchise model is designed to drive both operational efficiency and brand consistency. Franchise agreements can be either individual agreements for a specific restaurant or master agreements that cover a number of restaurants.
Our franchise agreements in the U.S. and Canada generally have either a 10-year or 20-year term with the opportunity to renew for additional terms ranging from 5 to 20 years upon payment of an additional franchise fee. Royalties for standard restaurants typically range from 3.0% to 6.0% of gross sales, however, these can vary based on whether we own or sublease the property to a franchisee. Royalty rates for non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, vary and are negotiated on a case-by-case basis. As part of our development approach in the U.S. and Canada, we enter into development agreements with franchisees to open restaurants within specific geographic areas. Some of these agreements provide limited exclusivity and incentives to encourage development of additional restaurants. In 2024, we offered U.S. BK franchisees the opportunity to increase royalties in exchange for us contributing to their restaurant improvements and remodels. We expect payment of these contributions will continue during 2025. These limited-term incentive programs are expected to negatively impact our cash flow in the early years but increase royalty income in future years.
As part of our international growth strategy, we enter into master franchise agreements or development agreements that grant franchisees exclusive or non-exclusive development rights and, in some cases, allow them to sub-franchise or require them to provide support services to other franchisees in their markets. Internationally, we also at times participate in strategic master franchise joint ventures through an equity stake. The franchise fees, royalty rate and advertising contributions paid by master franchisees or developers vary from country to country,
In 2024, we entered into master franchise agreements for Popeyes in Italy, Tim Hortons in Indonesia, and Firehouse Subs in Brazil; and we entered into development agreements for Burger King in Greece as well as Popeyes in United Arab Emirates, El Salvador, and Paraguay.
Franchise Restaurant Leases
As of December 31, 2024, we leased or subleased approximately 4,600 properties, primarily to TH and BK franchisees. Franchisees typically pay monthly rent based on a percentage (usually 8.5% to 10.0%) of monthly gross sales or fixed monthly rent based on the terms of an underlying lease. Franchisees who lease properties from us are obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. In many cases, we will contribute toward the cost of remodeling these leased properties in connection with extensions of the underlying lease.
Advertising and Promotions
Franchise restaurants and Company restaurants are required to utilize a percentage of their respective restaurants’ sales for advertising programs with the goal of increasing sales and enhancing the reputation of the brands. Advertising fund contributions, which range from 2.0% to 5.0% of gross sales, are used to pay for expenses relating to marketing, advertising, and promotion, including market research, production, advertising costs, sales promotions, social media campaigns, technology initiatives and other related support functions for the respective brands. We manage the advertising funds for each of our brands in the U.S. and Canada. Conversely, while we manage ad funds in a few international markets, most international advertising funds are franchisee-managed, including those in master franchised markets. As part of our global marketing strategy, we provide franchisees with advertising support and guidance in order to deliver a consistent global brand message.
Operations Support
Our operations strategy is designed to deliver best-in-class restaurant operations by our franchisees and to improve friendliness, cleanliness, speed of service and overall guest satisfaction. Each of our brands has uniform operating standards and specifications relating to product quality, cleanliness and maintenance, and restaurants are subject to periodic inspection for compliance. In addition, our restaurants are required to be operated in accordance with quality assurance and health standards that each brand has established, as well as standards set by applicable governmental laws, regulations, and health authority guidelines. Franchisees typically participate in initial and ongoing training programs to learn all aspects of operating a restaurant in accordance with our operating standards. We provide additional support for franchisees through our brand field teams.
Manufacturing, Supply and Distribution
We approve the manufacturers of the food, packaging, equipment, and other products used in restaurants for each of our brands. Our comprehensive supplier approval process requires food and packaging products worldwide to pass our quality standards and the suppliers’ manufacturing processes and facilities to pass on-site food safety inspections. Our franchisees are required to purchase substantially all food and other products from approved suppliers and distributors.

TH Manufacturing and Supply Chain
Our TH segment includes significant supply chain operations, including roasting our proprietary coffee blends and producing fondants, fills and syrups for baked goods and beverages as well as providing procurement, warehousing, and distribution services for our Canadian and U.S. restaurants.
•Coffee. We operate two coffee roasting facilities where we roast the majority of the coffee for our Tim Hortons restaurants globally and blend the beans for our take home, packaged coffee. We utilize third-party roasting or manufacturing facilities for other take home products and some international markets. Because the available supply and price for high-quality coffee beans can fluctuate significantly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high-quality coffee beans at acceptable prices.
•Fondants and Fills. Our fondant and fills manufacturing facility produces, and is the primary supplier of, the ready-to-use glaze, fondants, fills, and syrups which are used in a number of Tim Hortons products in Canada and the U.S.
For most of the other products used in our TH Canada restaurants, we purchase products from a few suppliers and sell directly to our TH franchisees. Nine distribution centers service our TH restaurants in Canada, five of which are owned and operated by us. We also own or lease a significant number of trucks and trailers that regularly deliver products to our Canadian restaurants from our distribution centers. In the U.S., we supply similar products to TH restaurants through third-party distributors.
Other Supply and Distribution
Products used in our Burger King, Popeyes, and Firehouse Subs restaurants around the world are sourced from third-party suppliers. Some suppliers pay us rebates based on items purchased by franchisees.
BK and PLK U.S. and Canada. BK and PLK work with purchasing cooperatives that negotiate the purchase terms for most equipment and products (other than branded soft drinks) and manage distribution services with approved distributors from which BK and PLK franchisees purchase directly. We work with these purchasing cooperatives and suppliers to use our global purchasing scale to benefit franchisees. As of December 31, 2024, BK uses seven distributors in the U.S., four of which serviced approximately 92% of BK restaurants and PLK uses eight broadline distributors in the U.S. of which four serviced approximately 88% of PLK restaurants, with additional distributors for poultry.
In 2023, Burger King entered into a new long-term exclusive contract with The Coca-Cola Company to supply BK restaurants with certain of their products for ten years. The contract retains the remaining volume obligation under the prior agreement for restaurants in the U.S. to purchase a specified number of gallons of soft drink syrup. Burger King also has a volume commitment agreement with Dr. Pepper/Snapple, Inc. As of December 31, 2024, we estimate that it will take approximately four years to complete the Coca-Cola purchase commitment and approximately eight years to complete the Dr Pepper/Snapple, Inc. purchase commitment. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $193 million as of December 31, 2024, based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest, and certain other costs.
FHS U.S. and Canada. FHS franchisees purchase directly from approved distributors. As of December 31, 2024, FHS uses seven distributors in the U.S., three of which serviced approximately 87% of the FHS restaurants, and one distributor services FHS restaurants in Canada.
International. In those markets with master franchise agreements, the master franchisee is responsible for selecting the third-party suppliers and distributors and negotiating price, provided the suppliers and distributors are approved under our approval process. In other international markets, franchisees can make their own purchasing decisions from an approved supplier list. We encourage our international franchisees to source products from local suppliers that are approved by us and we work with franchisees to approve potential suppliers and distributors in their local markets.
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
Information Systems and Digital Technology
We believe that investing in information systems and digital technology will contribute to our and our franchisees’ continued growth and improved profitability in an increasingly digital and convenience-driven market. Key components of our programs are:

•Integrated information systems. Our restaurants utilize point-of-sale software from approved third-party vendors that allows us to assess how our new and existing products are performing around the world. Some of these vendors also offer labor scheduling, inventory, production management, cash control services and other services which improve the operational efficiency of our restaurants.
•Customizable Digital Delivery Applications. We have deployed in the U.S., Canada, and several international markets an architecture that enables us to build custom guest-facing applications and integrate them with our third-party providers, to support mobile ordering, web ordering, and kiosks. This allows us to offer our guests added convenience through third-party and white label delivery at many of our restaurants.
•Digital Loyalty Programs. We have established digital loyalty programs across all our brands in the U.S. and Canada and digital loyalty programs are offered in many of our international markets.
•Technology Enhanced Guest Experience. We are continuing to modernize the drive-thru experience and we plan to leverage technology to continue to expand the choices for how guests order, pay for and receive their food.
Competition
Each of our brands competes in the U.S., Canada and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. With few barriers to entry to the restaurant industry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. We also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, (iii) convenience stores and grocery stores, and (iv) new concepts. Furthermore, delivery aggregators and other food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urban areas. Each of our brands also competes for qualified franchisees, suitable restaurant locations, management, and personnel.
Government Regulations and Affairs
We and our franchisees are subject to multiple laws and regulations including licensing and regulation by a number of governmental authorities relating to food preparation (including manufacture, labeling, packaging, traceability and safety of food), menu-labeling and sustainability; public accommodation, design, accessibility and operation of facilities; zoning, building and fire regulations for our restaurants; health, sanitation and safety standards in our restaurants; traffic and transportation regulations in our distribution business, employment laws, including laws governing labor organizing, working conditions, work authorization requirements, health insurance, overtime and wages; and information security, privacy and consumer protection laws. Additionally, we are subject to various state and federal laws that regulate the franchise relationship, including required disclosures to franchisees.
Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar in nature to those affecting us and our franchisees in the U.S. and Canada. We and our franchisees are also subject to a variety of tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment.
Environmental. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations and the operations of our franchisees; however, we do not believe that compliance with applicable environmental regulations will have a material effect on our capital expenditures, financial condition, results of operations, or competitive position. While we cannot predict the nature of how governmental initiatives with respect to environmental matters (including changes in weather patterns, climate or water resources) will evolve, we expect that they may impact our business both directly and indirectly.
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
•Planet - continuing to reduce our environmental footprint, with a focus on packaging and recycling, green buildings, and responsible sourcing; and
•People & Communities - supporting communities and enhancing livelihoods, with a focus on supporting communities, talent development, ethics and human rights, and improving supplier livelihoods.

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
Human Capital
As of December 31, 2024, we had approximately 37,600 employees, including approximately 2,900 corporate employees in our restaurant support centers and serving our franchisees from the field, approximately 1,300 employees in our distribution centers and manufacturing facilities, and approximately 33,400 employees in Company restaurants. Of our total employees as of December 31, 2024, approximately 34,800 were in the United States, approximately 2,100 were in Canada and approximately 700 were based internationally. Our franchisees are independent business owners that separately employ team members in their restaurants.
We strive to create a workplace environment where our employees love coming to work each day; a place that is committed to inclusion, respect, accountability and doing what is right. While our board regularly receives updates from our people team, the compensation committee has oversight of our compensation program and the audit committee has been tasked with oversight of workforce management risks. Our people team focuses on attracting, retaining, developing and rewarding top talent.
•Attracting Top Talent. We identify and assess candidates from campuses and professional sources who best fit our needs. In 2024, RBI hired approximately 800 new corporate employees, 53,100 new restaurant employees, and 200 new distribution and manufacturing employees. We have a dedicated onboarding program designed to get employees up to speed quickly and foster a smooth transition into the workplace.
•Retaining Top Talent. Focusing on employee engagement and work environment enhancements, we regularly conduct anonymous surveys to seek feedback from our restaurant support center and field employees. Action plans are developed and put in place to address and improve employee sentiment.
•Developing Top Talent. We have a rigorous talent assessment process for restaurant support center and field employees built on specific competencies that we assess at both the employee and job level. We believe this data allows us to identify potential successors and illuminate potential opportunities for our employees in a more objective and unbiased way. In addition, we emphasize continuous training and development on topics such as management and leadership, safety and security, new products and service offerings, and deployment of technologies. We also offer a formal mentoring program that connects employees from our restaurant support centers around the world. Our brand service days, which allow corporate employees to work in our restaurants, enable a better link between corporate decisions and their operational impact.
•Rewarding Top Talent. We are committed to providing market-competitive pay and benefits, affirming our pay for performance philosophy while balancing retention risk. Our incentive plan reinforces and rewards individuals for achievement of specific business goals.
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
Tim Hortons Foundation Camps and Smile Cookie Initiative: Created in 1974, Tim Hortons Foundation Camps are helping youth aged 12-16 from disadvantaged circumstances discover the strengths within themselves. Through December 31, 2024, the Tim Hortons Foundation’s annual Camp Day has sent thousands of youth to a multi-year camp-based program at one of seven Tims Camps in Canada and the U.S. In addition, the Tim Hortons annual Smile Cookie initiative is empowering restaurant owners to sell special Smile Cookies for a full week and donate 100% of the proceeds to the charities they select. Since the first-ever Smile Cookie campaign in 1996, this charitable campaign has raised millions of dollars for local charities, hospitals, and community programs.
The Burger King Foundation: Established in 2005, the Burger King Foundation creates brighter futures by empowering individuals and feeding potential through education and emergency relief. Since its inception, thousands of children and families have been supported through educational programs and employee emergency relief grants, with the Burger King Scholars Program awarding millions in scholarship funds alone. After the acquisition of Carrols Restaurant Group, the Carrols Cares Fund was consolidated into the BK Emergency Fund.
The Popeyes Foundation: The Popeyes Foundation aims to strengthen communities with food and support in times of need. The Popeyes Foundation contributes to communities through third-party initiatives and, since 2018, has provided millions of meals to children in local communities. The Foundation also provides emergency relief to company and franchisee employees in the U.S. who may be victims of natural disasters or other emergency hardship situations.
Firehouse Subs Public Safety Foundation: Both the U.S. and Canadian foundations are committed to supporting public safety in our communities through providing lifesaving equipment to first responders as well as delivering prevention education to promote safety, offering scholarships for careers in public safety, and providing disaster relief assistance. We strive to make a tangible impact in the communities we serve by supporting and empowering the heroes who work so tirelessly to keep us safe.
Available Information
We make available free of charge on or through the Investor Relations section of our internet website at www.rbi.com, all materials that we file electronically with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material with the SEC and with the Canadian Securities Administrators. This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and on SEDAR+ at www.sedarplus.ca, a website maintained by the Canadian Securities Administrators. The references to our website address, the SEC’s website address and the website maintained by the Canadian Securities Administrators do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.
A copy of our Corporate Governance Guidelines, Code of Business Ethics and Conduct for Non-Restaurant Employees, Code of Ethics for Executive Officers, Code of Conduct for Directors and the Charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Conflicts Committee of our board of directors are posted in the Investor Relations section of our website at www.rbi.com.
Executive Offices
Our general partner’s principal executive offices are located at 5707 Blue Lagoon Drive, Miami, Florida 33126 and 130 King Street West, Suite 300, Toronto, Ontario M5X 1E1, Canada.

Item 1A. Risk Factors
Risks Related to Our Business Operations
We face intense competition in our markets, which could negatively impact our business.
The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of product choice, quality, value, affordability, product innovation, delivery options, mobile ordering, brand reputation, loyalty, service, facilities, and location. With few barriers to entry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, grocery and convenience stores, and new competitors may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas, and may form a closer relationship with our guests and increase costs to us. Each of our brands also competes for qualified franchisees, suitable restaurant locations, management and personnel.
Our ability to compete will depend on the success of our plans to effectively respond to consumer preferences, improve existing products, develop and roll-out new products, and manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our guests' digital experience through mobile ordering, delivery, kiosks, loyalty programs, and social interaction. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. We may be unable to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. In addition, online platforms and aggregators may direct potential guests to other options based on paid placements, online reviews or other factors. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future.
Failure to preserve the value and relevance of our brands could negatively impact our financial results.
To be successful in the future, we must preserve, enhance and leverage the value of our Tim Hortons, Burger King, Popeyes, and Firehouse Subs brands. Brand value is based in part on consumer tastes, preferences and perceptions on a variety of factors, including the nutritional content, methods of production and preparation of our products and our business practices, including with respect to animal welfare, natural resources, sustainability and other environmental or social concerns. Consumer acceptance of our products may be influenced by or subject to change for a variety of reasons. For example, adverse publicity associated with nutritional, health and other initiatives, scientific studies and conclusions, which constantly evolve and often have contradictory implications, may drive popular opinion against quick service restaurants in general, which may impact the demand for our products. Moreover, health campaigns against products we offer in favor of foods that are perceived as healthier may affect consumer perception of our product offerings and reduced consumption of our products as a result of increased use of weight loss drugs may impact the value of our brands and our results of operations.
In addition, adverse publicity, including through social media, related to incidents, litigation, or regulation (including initiatives intended to drive consumer behavior) involving us, our restaurants, our franchisees, competitors, suppliers, vendors, collaborators, charitable organizations we support, or marketing partners, regardless of accuracy, may impact the value of our brands by discouraging guests from buying our products. Perceptions may also be affected by activist campaigns to promote adverse perceptions of the quick service restaurant industry or our brands and/or our operations, suppliers, franchisees or other partners such as campaigns aimed at sustainability or living-wage opinions. Consumer demand for our products and our brand equity could diminish if we, our employees or our franchisees or other business partners fail to preserve the quality of our products, act or are perceived to act as unethical, illegal, racially-biased or in a socially irresponsible manner, including with respect to the sourcing, content or sale of our products or the use of consumer data for general or direct marketing or other purposes, fail to comply with laws and regulations, publicly take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets. If we are unsuccessful in addressing consumer adverse perceptions, our brands and our financial results may suffer.
Economic conditions have and may continue to adversely affect consumer discretionary spending and our business and results.
We believe that our restaurant sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income, inflation, and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our guest base, decreased salaries and wage rates, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. As a result, we and our franchisees could experience reduced sales and profitability.
Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, war or terrorist attacks, pandemics, or other catastrophic events.
Unforeseen events, such as severe adverse weather conditions, earthquakes, hurricanes and other natural disasters, wars or terrorist attacks, pandemics or catastrophic events, as well as the actions taken in response to these unforeseen events can keep guests in the affected area from dining out, cause damage to or closure of restaurants and result in lost sales for our restaurants. These events have and may in the future adversely affect workforces, guests, consumer sentiment, supply chains, economies and financial markets. In addition, actual or threatened armed conflicts, such as the war in Ukraine and conflicts in the Middle East, terrorist attacks, efforts to combat terrorism, or heightened security requirements have and may in the future adversely affect our operations. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales and increases in labor, energy and commodity costs during these periods hurt our and our franchisees’ operating margins and can result in restaurant operating losses and loss of royalties.
Our results depend on effective marketing and advertising, successful new product launches and digital engagement.
Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. If our marketing and advertising programs are not successful, or we fail to develop commercially successful new products, our ability to attract new guests and retain existing guests and our results of operations could be materially adversely affected. Because franchisees contribute to advertising funds based on a percentage of gross sales at their franchised restaurants, advertising fund expenditures generally are dependent upon restaurant sales volumes. If system-wide sales decline, amounts available for our marketing and advertising programs will be reduced unless we contribute to advertising spend, which could adversely affect our results of operations. Also, to the extent we use value offerings in our marketing and advertising programs to drive traffic and/or respond to the competitive environment, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment.
In addition, we continue to focus on transforming the restaurant experience through technology and digital engagement to improve our service model and strengthen relationships with guests, including through digital channels, loyalty initiatives, mobile ordering and payment systems, social media engagement, and delivery initiatives. If our digital commerce platforms do not meet guests’ expectations in terms of security, privacy, speed, attractiveness or ease of use, guests may be less inclined to return to those platforms, which could negatively impact the same store sales of our brands. Also, utilizing third-party delivery services may also introduce food quality and guest satisfaction risks outside of our control. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. The delivery business is also the subject of increased scrutiny from federal, state, and local regulators, which may result in additional costs and expenses that the delivery business may seek to pass on to participating restaurants, including through increased fees.
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
•changes in the laws and policies that govern foreign investment and trade in and among the countries in which we operate, including the imposition of or increase in tariffs, import restrictions or controls or similar trade policies;
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
•the impact of labor costs on our franchisees' margins given changing labor conditions and difficulties experienced by our franchisees or us in staffing international operations; and
•the effects of increases in the taxes we pay and other changes in applicable tax laws.
Geopolitical conflicts in the Ukraine and the Middle East have and may continue to adversely impact economic conditions in those regions and elsewhere including through decreased demand for brands associated with the U.S. or Canada and/or increased commodity, labor and energy costs, and/or delays or disruptions in supply chains that may adversely affect us and our franchisees’ restaurants. Decreased profitability of affected franchisees may also delay restaurant development.
We recently acquired formerly franchised restaurants in China and we are working to position these businesses for growth. As a result, we have greater exposure to the risks described above that relate to owning and operating restaurants in China, including those related to licensing, administrative challenges, economic and political conditions, tariffs, currency regulation and fluctuations, privacy and information security regulation, leasing real estate, adapting to local consumer preferences, and attracting and retaining talent. Also, we may not be able to identify experienced local partners to take control of these businesses within the expected time frames.
Our operations are subject to fluctuations in foreign currency exchange and interest rates.
Because our reporting currency is U.S. dollars, our international revenue that is generated in currencies other than the U.S. dollar, including in Canada, is translated to U.S. dollars for our financial reporting purposes. These international revenues are impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our business and the availability of financing for franchisees to open more restaurants. Although we attempt to mitigate these risks through geographic diversification and the utilization of derivative financial instruments, our risk management strategies may not be effective and our results of operations could be adversely affected.
Increases in food, equipment and commodity costs or shortages or interruptions in supply or delivery thereof could harm our operating results and the results of our franchisees.
The profitability of our franchisees and us depends in part on our ability to anticipate and react to changes in food, equipment, commodity and supply costs. For example, the markets for beef, chicken, coffee and other commodities used in our restaurants are subject to significant price fluctuations due to seasonal shifts, climate conditions, the cost of grain, disease, industry demand, international commodity markets, food safety concerns, product recalls, government regulation, political instability, labor availability and cost, trade restrictions (such as increased tariffs or quotas, embargoes, or customs restrictions), and other factors, all of which are beyond our control and, in many instances unpredictable. Increases, especially rapid increases, in commodity prices may adversely affect the profitability of our TH supply business and lead to reduced franchisee profitability to the extent prices cannot be proportionately increased without adversely affecting consumer demand. Such increases in commodity costs may materially and adversely affect our business and operating results.
We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply or distribution of fresh food products or equipment caused by unanticipated demand, natural disasters or unforeseen events, such as pandemics, problems in production or distribution, inclement weather, delays or restrictions on shipping and/or manufacturing, closures of supplier or distributor facilities, financial distress or insolvency of suppliers or distributors, or other conditions have and in the future could adversely affect the availability, quality and cost of ingredients and equipment, which could adversely affect our operating results. PLK and FHS utilize exclusive or sole sourcing for some of their proprietary products, which increases these risks. Burger King and Popeyes restaurants in the U.S. and Canada utilize purchasing cooperatives to negotiate supplier contracts for most of our food and packaging. We do not control these purchasing cooperatives and if they do not properly manage suppliers or cease operations, the relevant supply chain could experience significant disruption. As of December 31, 2024, we have only a few distributors that service most of our Burger King, Popeyes and Firehouse Subs operations in the U.S., and our operations could be adversely affected if any of these distributors were unable to fulfill their responsibilities and we or the purchasing cooperative was unable to secure a substitute distributor in a timely manner.
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
•increased transportation, shipping, food and other supply costs, including due to tariffs and trade restrictions;
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
If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Moreover, interruptions in the availability and delivery of food, beverages and other supplies to our restaurants or retailers arising from shortages or greater than expected demand, may increase costs or reduce revenues. As of December 31, 2024, we have only one or a few suppliers to service each category of products sold at our TH restaurants, and the loss of any one of these suppliers would likely adversely affect our business.
We and our franchisees may be unable to secure and renew desirable restaurant locations to maintain and grow our restaurant portfolios.
The success of any restaurant depends in substantial part on its location. Neighborhood or economic conditions where our restaurants are located could decline in the future as demographic patterns change, resulting in potentially reduced sales in those locations. Our sales and growth strategies may be adversely affected if we or franchisees cannot obtain and renew desirable locations for restaurants at reasonable prices due to, among other things, higher than anticipated acquisition, construction, development or remodel costs, difficulty negotiating leases with acceptable terms, delays or cancellation of new site developments by developers, onerous land use or zoning restrictions, or challenges in securing required governmental permits. Competition for restaurant locations can be intense and other restaurant companies may be able to use their size and financial resources to negotiate more favorable lease terms, priority or exclusivity with landlords and developers.
Food safety concerns and concerns about the health risk of fast food may adversely affect our business.
Food safety is a top priority for us and we dedicate substantial resources to ensure that our guests enjoy safe, high-quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Also, our reliance on third-party food suppliers, distributors and food delivery aggregators increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any occurrence of food-borne illness or any report or publicity, including through social media, linking us or one of our franchisees or suppliers to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, whether or not accurate, could require us to temporarily close restaurants, reduce sales and profits and adversely affect our brands and reputation. Such occurrence at restaurants of competitors could adversely affect sales as a result of negative publicity about the industry generally. The occurrence of food-borne illnesses or food safety issues, at our franchisees' restaurants or those of our competitors, could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase costs and/or lower margins for us and our franchisees.
Some of our products contain caffeine, dairy products, fats, sugar and other compounds and allergens, the health effects of which are the subject of public scrutiny, including suggesting that excessive consumption of these ingredients can lead to a variety of adverse health effects. An unfavorable report on the health effects of any compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products. A decrease in guest traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.
Operating Company restaurants, including in the Restaurant Holdings segment, exposes us to additional risk and could adversely affect our operating margins and cash flows.
Historically, we operated a nearly fully-franchised business model. However, in 2024 we completed the Carrols Acquisition and the PLK China Acquisition which include operating approximately 1,100 restaurants. In 2023 and 2024, we also acquired approximately 125 BK restaurants unrelated to the acquisition of Carrols. As of December 31, 2024, we operate 17% of our BK restaurants in the U.S. and Canada and 4% of our total restaurants. In addition, on February 14, 2025, we acquired substantially all of the remaining equity interest of Burger King China from our former joint venture partners and as result we now operate most of the nearly 1,500 Burger King restaurants in China. Acquisition activities inherently subject us to a number of risks and uncertainties as the acquired restaurants may fail to achieve the benefits we expected and may be subject to debt or other liabilities that are difficult to refinance or restructure at attractive rates, or at all, particularly if we are required to place greater reliance on the financial and operational representations and warranties of the sellers.
Operating a material portfolio of restaurants can expose us to additional risks or exacerbate those risks to which we are already exposed as a franchisor. For example, as a result of the Carrols Acquisition, we increased our number of employees by approximately 24,000. This increase in employees exposes us to additional liability and costs, such as risks associated with minimum wage increases and other mandated benefits, increased costs arising from third-party and self-insured health care insurance, employment and labor liability, and regulatory compliance risks. We could also be subject to additional liability such as property, environmental and other liability as a result of being a direct operator and lessee of additional restaurants and liability arising from regulatory compliance. Furthermore, risks arising from increases in commodity prices, fuel prices or other costs associated with operating restaurants could adversely affect our operating margins if we are unable to increase pricing proportionately.
Additionally, we are and plan to continue to fund the remodel of a large number of BK restaurants acquired in the Carrols acquisition. Any future adverse pressure on acquired Carrols restaurants’ cash flow may delay these plans. We also plan to refranchise the vast majority of these restaurants over the next several years to new and existing franchisees. Our ability to successfully refranchise is dependent upon our ability to source qualified franchisees in the local markets, available financing, and our ability to close acceptable transactions. While we are identifying a new controlling shareholder for Burger King China and expect over time to find a new partner for PLK China and new investors for FHS Brazil, we may be unable to source and onboard experienced local partners in the expected time frames.
If we cannot adequately protect our intellectual property, the value of our brands and our business may be harmed.
Our brands, which represent approximately 41% of the total assets on our balance sheet as of December 31, 2024, are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents, industrial designs, and other intellectual property rights to protect our brands and the respective branded products. While we have registered certain trademarks in Canada, the U.S. and foreign jurisdictions, not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and other countries may not be adequate and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us. In these cases, our proprietary rights could be challenged, circumvented, infringed, or invalidated. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S. and franchisees and other third parties who hold licenses to our intellectual property may take actions that adversely affect the value of our intellectual property.
Changes in regulations may adversely affect restaurant operations and our financial results.
Our restaurants are subject to licensing and regulation by health, sanitation, safety and other agencies in the state, province and/or municipality in which the restaurant is located. Federal, state, provincial and local government authorities have enacted and may enact laws, rules, regulations or other policies that impact restaurant operations and may increase the cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. If we fail to comply with existing or future laws or policies, we may be subject to governmental fines and sanctions.
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
We and our franchisees may be adversely affected by changes in climate and weather patterns.
We, our franchisees, and our supply chain are subject to risks and costs arising from the effects of changes in climate, greenhouse gases, and diminishing energy and water resources. Changes in climate and weather patterns may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken, coffee beans and dairy. Additionally, increased frequency or severity of weather-related events and natural disasters may lead to disruptions of our operations, restaurant closures or delays in the opening of new restaurants, and/or increases in the costs of (and decreases in the availability of) food and other supplies needed for our operations. In turn this could result in reduced profitability for our franchisees and our Company restaurants and reduced system-wide sales and franchise revenue for us. In addition, various legislative and regulatory efforts to combat climate change may increase in the future, which could result in additional taxes, increased expenses and otherwise disrupt or adversely impact our business and/or our growth prospects.
We are subject to increasing and evolving requirements and expectations with respect to social, governance and environmental sustainability matters, which could expose us to numerous risks.
Many investors, members of the public and governmental and nongovernmental authorities, are focused on social, governance and environmental sustainability matters, such as climate change, greenhouse gases, packaging and waste, human rights, diversity, sustainable supply chain practices, animal health and welfare, deforestation, land, energy and water use and other corporate responsibility matters. We and our franchisees are and may become subject to changing rules, regulations and consumer or investor expectations with respect to these matters, including reporting requirements under the European Union’s Corporate Sustainability Reporting Directive (“CSRD”). As a result of these evolving requirements and expectations, we may continue to establish or expand goals, commitments or targets, take actions to meet such goals, commitments and targets and provide expanded disclosure on these matters. These goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, we may be criticized for the accuracy, adequacy or completeness of disclosures and we are not able to mandate compliance by our franchisees with these goals. Further, goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, assumptions that are subject to change, and other risks and uncertainties, many of which are outside of our control. If our data, processes and reporting with respect to social and environmental matters are incomplete or inaccurate, if we fail to achieve progress with respect to these goals on a timely basis, or if our franchisees are not able to meet consumer or investor expectations, consumer and investor trust in our brands may suffer which could diminish the value of our brands and adversely affect our business. In addition, some third parties may object to the scope or nature of our social and environmental initiatives or goals or any revisions to them, which could give rise to criticism, governmental action or negative consumer sentiment that could adversely affect us and our brand value.
Outsourcing certain functions to third-party vendors subjects us to risks, including disruptions and increased costs.
We have outsourced certain administrative functions for our business, certain information technology support services and benefit plan administration to third-party service providers. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the outsourced service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and guests, the loss of or damage to intellectual property through security breach, and the loss of data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, guest notice obligations or costly litigation, harm our reputation with our guests or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.
Risks Related to Our Franchised Business Model
Our franchised business model presents a number of disadvantages and risks.
As of December 31, 2024, approximately 95% of our restaurants are owned and operated by franchisees. Therefore, our future prospects depend on our ability to attract new franchisees for each of our brands that meet our criteria and the willingness and ability of franchisees to open restaurants in existing and new markets. We may be unable to identify franchisees who meet our criteria, or franchisees we identify may not successfully implement their expansion plans.
Our franchised business model presents a number of other drawbacks, such as limited influence over franchisee operations, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings, and reliance on franchisees to participate in our strategic initiatives. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. In many areas, franchisees have discretion as to the prices they charge to consumers, which, if not well calibrated, could negatively impact consumer demand and decrease overall revenues. The failure of franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition. On occasion we have encountered, and may in the future encounter, challenges in receiving specific financial and operational results from our franchisees in a consistent and timely manner. Further, the information we receive from franchisees, including regarding their profitability, may not be audited or subject to a similar level of internal controls as our processes. To the extent that we are not able to obtain transparency into our operations from these systems, it could impair the ability of our management to react quickly when appropriate and our operating results could be negatively impacted.
Our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs. As part of our growth strategy, we may decide to increase or decrease the number of Company restaurants, by purchasing existing franchised stores, by refranchising existing Company restaurants, or by developing additional stores. Our failure to successfully execute these transactions could have an adverse effect on our operating results.
The ability of our franchisees and prospective franchisees to obtain financing for development of new restaurants or reinvestment in existing restaurants depends in part upon financial and economic conditions beyond their control and may be subject to increased development costs. If our franchisees are unable to obtain financing on acceptable terms or otherwise do not devote sufficient resources to develop new restaurants or reinvest in existing restaurants, our business and financial results could be adversely affected. Also, investments in restaurant remodels and upgrades by franchisees and us may not have the expected results with respect to consumer sentiment, increased traffic or return on investment.
Our results are closely tied to the success of independent franchisees, and we have limited influence over their operations.
We generate revenues in the form of royalties, fees and other amounts from our franchisees and our operating results are closely tied to their success. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. At times, we have and may in the future provide cash flow support to franchisees by extending loans or guarantees, advancing cash payments and/or providing rent relief where we have property control. These actions have and may in the future adversely affect our cash flow and financial results.
If sales trends or economic conditions decline for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions, rents and, delayed or reduced payments for Tim Hortons products and supplies, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Also, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, high real estate costs, or the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements our royalty revenues may decrease, which could adversely affect our business and operating results.
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
Labor challenges for franchisees and Company restaurants or being liable as a joint employer could adversely affect our business.
Our franchisees and Company restaurants are dependent upon their ability to attract and retain qualified employees in an intensely competitive labor market. The inability of our franchisees and Company restaurants to recruit and retain qualified individuals or increased costs to do so, including due to labor market dynamics or increases in legally required wages, may delay openings of new restaurants and could adversely impact existing restaurant operations and franchisee and Company restaurant profitability, which could slow our growth. Boycotts, protests, work stoppages or other campaigns by labor organizations at either franchisee or Company restaurants could increase costs, decrease flexibility or otherwise disrupt the business. Responses to labor organizing efforts by our franchisees or us could negatively impact brand perception and our business and financial results. Effective April 2024, California set the minimum wage for fast food restaurant employees at $20 per hour and established a council to set future wage increases and to make recommendations to state agencies for other sector-wide workplace standards. This law and other labor related laws enacted or currently proposed at the federal, state, provincial or local level could increase our and our franchisees’ labor costs and decrease profitability.
Joint employer status is a developing area of franchise and labor and employment law that has changed significantly in recent years and could be subject to additional changes that may impact our liability as a franchisor. Under this doctrine, we could potentially be liable for unfair labor practices and other violations by franchisees, or we could be required to conduct collective bargaining negotiations regarding employees of franchisees, who are independent employers. In the event of a finding of joint employment by the National Labor Relations Board or applicable state authorities, our operating costs may increase as a result of required modifications to business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability. Employee claims that are brought against us as a result of joint employer standards and status may also, in addition to legal and financial liability, create negative publicity that could adversely affect our brands and divert financial and management resources. A material increase in the number of these claims, or an increase in the number of successful claims, could adversely impact our brands’ reputation, which may cause significant harm.
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
We have adopted a master franchise development model for all of our brands, which in markets with strong growth potential may include participating in joint ventures, to accelerate international growth. These arrangements may give our joint venture partners and/or master franchisees the exclusive right to develop and manage our restaurants in a specific country or countries, including, in some cases, the right to sub-franchise. A joint venture involves special risks, including the following: our joint venture partners may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. While sub-franchisees are required to operate their restaurants in accordance with specified operations, safety and health standards, we are not party to the agreements with the sub-franchisees and are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees has and may in the future result in the delay or discontinuation of the development of franchised restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume operations and development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.
Risks Related to Information Technology
If we are unable to protect the personal information that we gather or fail to comply with privacy and data protection laws and regulations, we could be subject to civil and criminal penalties, suffer reputational harm and incur substantial costs.
We collect, use, and retain personal and financial information regarding our employees, franchisees and their employees, vendors, contractors, and guests. As we continue to expand our development and management of our brands’ digital ordering platforms, in-restaurant kiosks and loyalty programs in home markets and certain international markets, to facilitate our primary goals of generating incremental sales, improving operations at our restaurants, and increasing guest awareness in our brands, we collect larger volumes and additional categories of personal information, in some cases including geo-location tracking information, about our guests.
In connection with the handling of this information, we are subject to numerous privacy and data protection laws and regulations, including the Canadian Consumer Privacy Protection Act, the California Privacy Rights Act of 2020, Quebec's Law 25, the European Union's General Data Protection Regulation (the “GDPR”), the U.K. General Data Protection Regulation, the China Personal Information Protection Law (“PIPL”), and other laws governing data protection, the use of biometrics and artificial intelligence. Existing privacy laws and their interpretation and enforcement criteria are subject to frequent change, and new privacy laws continue to emerge. These laws impose stringent data protection requirements and costly penalties for non-compliance, and allow individuals to bring complaints with supervisory authorities and seek damages.
Due to the complex and evolving nature of these laws, the scope of our operations, and the increased sophistication of cyber threats, we may incur significant expenses relating to compliance and non-compliance with privacy and data protection legislation.
If we fail to comply with these laws, or experience a major breach, theft, or loss of personal information that we hold, or that third parties hold on our behalf (whether or not due to our failure to comply with data security rules and standards), we could be subject to regulatory investigations and actions, substantial fines, legal proceedings, and civil and criminal penalties, which could negatively impact our results of operations and financial condition. For example, in Canada, we have been the subject of government investigation and purported class action lawsuits based on the use of certain geolocation data for Tim Hortons mobile app users. Non-compliance with data protection laws, data breaches or misuse of data by us, our franchisees or vendors, has and in the future could adversely affect the reputation of our brands and guest engagement which could adversely affect our future results of operations.
Information technology system failures or interruptions or breaches of our network security may interrupt our operations, cause reputational harm, subject us to increased operating costs and expose us to litigation.
We rely heavily on information technology systems and infrastructure, including systems of third-party vendors to whom we outsource certain functions across our operations, such as, point-of-sale processing at our restaurants, web and mobile applications and payment services. Despite implementation of controls and security measures, disruptions and security incidents involving our systems and the systems of our third-party providers and franchisees have occurred and may occur in the future. These may include disruption or failures due to physical damage to systems, power loss, telecommunications failure, or other catastrophic events, as well as problems with transitioning systems, and security breaches.
Malicious cyber-attacks including the introduction of malware or ransomware, phishing, denial of service attacks, or other disruptive behavior by hackers continue to increase and become more sophisticated. The use of artificial intelligence may heighten our cybersecurity risks by making cyber-attacks more difficult to detect and mitigate. Our cybersecurity program and measures may not be fully implemented or effective to protect our systems and information.
If we are unable to protect our systems, or those provided by our third-party vendors and franchisees, from damage, disruption, fraud or cyber-attacks, our results, operations and reputation could be adversely affected. Such incidents could also result in litigation, government investigations and actions, significant costs and penalties and have a material effect on our financial results. We also could suffer loss of data, an inability to access data and the unauthorized use of confidential information about our business and operations. We also may incur significant costs to investigate and remedy cybersecurity incidents, recover lost data, enhance security technology, and engage additional personnel and services, including cybersecurity experts and credit monitoring for individuals whose data may be affected.
Further, the standards and technology currently used for transmission and approval of electronic payment transactions are determined and controlled by the payment card industry (“PCI”). If we or our franchisees fail to comply with these standards or if a third party circumvents our data security measures or those of our franchisees or vendors, we and our franchisees could be exposed to litigation, liability, reputational harm, fines from the payment card companies and increased costs, which could impact our results of operations.
Risks Related to our Indebtedness
Our leverage and obligations to service our debt could adversely affect our business.
As of December 31, 2024, we had aggregate outstanding indebtedness of $13,759 million, including senior secured term loan facilities in an aggregate principal amount of $6,001 million, senior secured first lien notes in an aggregate principal amount of $4,000 million and senior secured second lien notes in an aggregate principal amount of $3,650 million. Subject to restrictions set forth in these instruments, we may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.
Our leverage could have important potential consequences, including, but not limited to:
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
•placing us at a competitive disadvantage compared to those competitors who are not as highly leveraged;
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
•imposing restrictive covenants that may hinder our ability to finance future operations and capital needs or to pursue certain business opportunities and activities, and which, in the event of non-compliance without a cure or waiver, could result in an event of default and the acceleration of the applicable debt and any debt subject to cross-acceleration;
•requiring repayment or an offer to repurchase in the event of a change of control that may delay or prevent such change of control; and
•exposing us to risks related to fluctuations in foreign currency to the extent not appropriately hedged, as we earn profits in a variety of currencies around the world and substantially all of our debt is denominated in U.S. dollars.
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
The outcome of a tax audit or related litigation could result in us not being in a position to take advantage of the effective income tax rates and the level of benefits that we anticipated to achieve as a result of corporate reorganizations, initiatives and transactions, and the implications could have a material adverse effect on our effective income tax rate, income tax provision, net income (loss) or cash flows in the period or periods for which that determination is made.
RBI and Partnership may be treated as U.S. corporations for U.S. federal income tax purposes, which could subject us and Partnership to substantial additional U.S. taxes.
Because RBI and Partnership are organized under the laws of Canada, we are classified as foreign entities (and, therefore, non-U.S. tax residents) under general rules of U.S. federal income taxation that an entity is considered a tax resident in the jurisdiction of its organization or incorporation. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to complex rules under Section 7874 of the U.S. Internal Revenue Code of 1986, as amended. In addition, a retroactive or prospective change to U.S. tax laws in this area could adversely impact this classification. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
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
On June 20, 2024, Canada enacted Bill C-59 which included significant tax law changes, including the new limitation on the deductibility of interest and similar expenses (“EIFEL”) as well as the 2% tax on certain share buy backs. The EIFEL rules are effective for taxation years beginning on or after October 1, 2023, while the tax on share buy backs applies to certain share repurchases on or after January 1, 2024. The EIFEL rules have been implemented and as a result, we have restricted interest and financing deductions which can be carried forward indefinitely.
The Organization for Economic Cooperation and Development (“OECD”) has developed model rules which address numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives, including a 15% global minimum tax applied on a country-by-country basis. Global Minimum Tax Act addressing the OECD “Pillar Two” model rules were enacted by both Canada and Switzerland and are effective for taxation years beginning on or after January 1, 2024. The adoption of the “Pillar Two” framework by countries in which we operate may increase our future cash taxes, adversely impacting our effective tax rate and financial results. We continue to evaluate the potential impact on future periods of the “Pillar Two” framework as additional guidance is released and other individual countries adopt such enabling legislation.
Additionally, on January 15, 2025, the OECD released Administrative Guidance (the “Guidance) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and such guidance. The Guidance may eliminate the tax basis in certain deferred tax assets and tax credit carryforwards for purposes of global minimum tax established under the Framework. This Guidance may lead to an adjustment to our deferred tax assets. We are continuing to analyze the impacts of the Guidance and will recognize any resulting provisions in the first quarter of 2025.
Risks Related to our Partnership Exchangeable Units
3G RBH owns approximately 26% of the combined voting power with respect to RBI, and its interests may conflict with or differ from the interests of the other equity holders.
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns approximately 92% of the Partnership exchangeable units and approximately 26% of the combined voting power with respect to RBI. The interests of 3G RBH and its principals may not always be aligned with the interests of the other holders of Partnership exchangeable units. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power of RBI, it will continue to be able to strongly influence or effectively control the business decisions of RBI and Partnership. 3G RBH and its principals may have interests that are different from those of the other holders of Partnership exchangeable units, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of the other holders of Partnership exchangeable units.
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
We are dependent on the efforts and abilities of our senior management, including the executives managing each of our brands, and our success will also depend on our ability to attract and retain additional qualified employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business. Also, integration of strategic transactions such as the acquisition of Carrols, may divert management’s attention from other initiatives, and effectively executing our growth strategy.
We have been, and in the future may be, subject to litigation that could have an adverse effect on our business.
We are regularly involved in litigation including related to disputes with franchisees, suppliers, employees, team members, and guests, as well as disputes over our advertising claims about our food and over our intellectual property. See the discussion of Legal Proceedings in Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Item 8 of this Form

10-K. Active and potential disputes with franchisees could damage our brand reputation and our relationships with our broader franchise base. Such litigation may be expensive to defend, harm our reputation and divert resources away from our operations and negatively impact our reported earnings. Also, legal proceedings against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee. We, or our business partners, may become subject to claims for infringement of intellectual property rights and we may be required to indemnify or defend our business partners from such claims. Should management’s evaluation of our current exposure to legal matters pending against us prove incorrect, and if such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our financial condition or results of operations may be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management and strategy
We recognize the critical importance of maintaining the trust and confidence of our guests, franchisees and employees. Consequently, our cybersecurity policies, standards, processes and practices are embedded within our overall enterprise risk management (“ERM”) program.
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

Governance
Our Audit Committee oversees our ERM program, including the management of risks arising from cybersecurity threats. The Audit Committee regularly receives presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our Internal Audit function performs periodic audits of our cyber security program and reports results to the Audit Committee. On a periodic basis, the Audit Committee discusses our approach to cybersecurity risk management with our Chief Information Security Officer (“CISO”).
We have a dedicated team of cybersecurity specialists, led by our Chief Information Security Officer (CISO), who works in coordination with our senior management and leaders at each of our brands to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our CISO has served in various roles in information technology and information security, as an IT auditor and an IT security executive, for over 38 years as of December 31, 2024, and has both the CISA and CRP designation. We also use a Managed Security Service Provider (MSSP) to provide continuous monitoring of our systems and supplement our internal security team.
While cybersecurity threats as a result of any previous cybersecurity incidents have not materially affected our business strategy, results of operations or financial condition, future incidents may interrupt our operations, cause reputational harm, subject us to increased operating costs and/or expose us to litigation. For further discussion of risks related to cybersecurity, see the Risk Factors discussed under “Risks Related to Information Technology”.

Executive Officers of Restaurant Brands International, Inc., General Partner of Registrant
Set forth below is certain information about our executive officers as of February 20, 2025.
Patrick Doyle. Mr. Doyle, age 61, has served as Executive Chair of our Board since January 2023 and was appointed Executive Chairman of RBI in November 2022. Most recently, he served as an executive partner focused on the consumer sector of the Carlyle Group, a global diversified investment firm from September 2019 through November 2022. Prior to that he served as the chief executive officer of Domino’s Pizza from March 2010 to June 2018, having served as president from 2007 to 2010, as executive vice president of Domino’s Team USA from 2004 to 2007 and as executive vice president of Domino’s International from 1999 to 2004.
Joshua Kobza. Mr. Kobza, age 38, was appointed Chief Executive Officer of RBI effective March 1, 2023. Prior to that, Mr. Kobza served as Chief Operating Officer of RBI from January 2019 to March 2023, as Chief Technology and Development Officer of RBI from January 2018 to January 2019, and as Chief Financial Officer of RBI from December 2014 to January 2018. From April 2013 to December 2014, Mr. Kobza served as Executive Vice President and Chief Financial Officer of Burger King Worldwide. Mr. Kobza joined Burger King Worldwide in June 2012 as Director, Investor Relations, and was promoted to Senior Vice President, Global Finance in December 2012.
Sami Siddiqui. Mr. Siddiqui, age 40, was appointed Chief Financial Officer of RBI in March 2024. Prior to that he served as President, Popeyes U.S. & Canada from September 2020, as President of Asia Pacific for RBI from February 2019 to September 2020 and as Chief Financial Officer for Burger King Corporation from October 2018 to February 2019. From September 2016 to September 2018, he was President of Tim Hortons and from April 2015 to September 2016, he was Executive Vice President, Finance for Tim Hortons. Mr. Siddiqui joined Burger King Corporation in 2013 and served various capacities within the Global Finance groups of Burger King Corporation prior to joining the Tim Hortons team. Prior to that, he worked in the Private Equity Group at Blackstone.
Axel Schwan. Mr. Schwan, age 51, was appointed as President, Tim Hortons Canada & US in October 2019 after serving as Global Chief Marketing Officer for Tim Hortons since October 2017. Mr. Schwan first joined RBI as Marketing Director, Germany, Austria and Switzerland in 2011 and was then appointed as Vice President, Marketing and Communications, EMEA for Burger King before advancing to the role of Global Chief Marketing Officer for the brand in January 2014. Prior to joining RBI, Mr. Schwan led the Schwan family restaurant business, alongside his sister, and worked in various marketing roles at Unilever and Danone in Germany.

Tom Curtis. Mr. Curtis, age 61, was appointed President, Burger King U.S. & Canada in October 2021. From May 2021 to October 2021, he was the Chief Operating Officer, where he was responsible for overseeing field operations, restaurant development and restaurant operations. Prior to joining BKC, Mr. Curtis spent 35-years at Domino’s Pizza, Inc., where he most recently served as Executive Vice President, U.S. Operations and Global Operations Support, overseeing both franchise and company-owned operations from March 2020 to April 2021. Prior to that, he served as Executive Vice President, Corporate Operations from July 2018 to March 2020, and as Vice President of Franchise Relations and Operations Innovation from March 2017 to July 2018. Mr. Curtis joined Domino’s in 2006, after being a Domino’s franchisee since 1987.
Jeffrey Klein. Mr. Klein, age 49, was appointed President of Popeyes U.S. & Canada in March 2024. From June 2022 to March 2024, Mr. Klein held the position of Chief Marketing Officer of Popeyes U.S. & Canada. Prior to joining RBI, he served as Chief Marketing Officer of Little Caesars Pizza from April 2019 to June 2022. Prior to that, Mr. Klein spent 15 years leading CPG brand marketing for various brands at PepsiCo where he held several roles during his tenure, including Senior Vice President and Chief Marketing Officer of PepsiCo Foodservice.
Thiago Santelmo. Mr. Santelmo, age 40, was appointed President, International of Restaurant Brands International in March 2024. He previously served as President, EMEA starting in February 2022 and prior to that was President of the Latin America and Caribbean region. Mr. Santelmo has been with RBI since 2013, holding strategic roles including Head of Finance & Business development, EMEA. Prior to joining RBI, he worked at McKinsey & Company.
Duncan Fulton. Mr. Fulton, age 49, was appointed Chief Corporate Officer of RBI, in June 2018, overseeing global communications, North American franchising, government relations and ESG initiatives. Mr. Fulton also serves as Chairman of the board of directors for the Tim Hortons Foundation. Prior to joining RBI, Mr. Fulton held several positions with Canadian Tire Corporation (CTC) from November 2009 to March 2018, including Senior Vice President of Corporate Affairs, Chief Marketing Officer for FGL Sports and Mark’s Work Warehouse, and President of FGL Sports. Previously, Mr. Fulton was Senior Partner and General Manager of Fleishman-Hilliard from April 2002 to November 2009. Prior to his agency experience, Mr. Fulton served as a communication advisor and spokesman for several political leaders, including former Canadian Prime Minister Jean Chrétien, Ontario Premier Dalton McGuinty and New Brunswick Premier Frank McKenna.
Jeff Housman. Mr. Housman, age 43, was appointed Chief People & Services Officer of RBI in April 2021 and previously served as Chief Human Resources Officer beginning in February 2017 as well as Head of Global Business Services from January 2015 to January 2017. Mr. Housman joined Burger King in April 2013 serving in finance, real estate and business services roles. Prior to joining Burger King, Mr. Housman worked in investment banking at J.P. Morgan.
Jill Granat. Ms. Granat, age 59, was appointed General Counsel and Corporate Secretary of RBI in December 2014. Ms. Granat served as Senior Vice President, General Counsel and Secretary of Burger King Worldwide and its predecessor since February 2011. Prior to this time, Ms. Granat was Vice President and Assistant General Counsel of Burger King Corporation from July 2009 until February 2011. Ms. Granat joined Burger King Corporation in 1998 as a member of the legal department and served in positions of increasing responsibility with Burger King Corporation.
Jacqueline Friesner. Ms. Friesner, age 52, was appointed Controller and Chief Accounting Officer of RBI in December 2014. Prior to that time, Ms. Friesner served in positions of increasing responsibility with Burger King Corporation after joining in October 2002. Previous to Burger King Corporation, she was an audit manager at Pricewaterhouse Coopers in Miami, Florida.

Item 2. Properties
Our general partner’s corporate headquarters are located in Miami, Florida and Toronto, Ontario and consist of approximately 150,000 square feet and approximately 65,000 square feet, respectively, which we lease. We also lease property for brand and other regional offices. Our TH segment is based in our Toronto office, our BK and PLK segments are based in our Miami office, our FHS segment is based in an office in Jacksonville, Florida and our INTL segment is based in an office in Switzerland.
The table below sets forth the real estate profile of each of our franchised restaurants and Company restaurants by operating segment. As discussed in the Business section, our TH, BK, PLK and FHS segments include operations for each of these brands in the U.S. and Canada while our INTL segment includes operations of each of our four brands outside of the U.S. and Canada. In addition to the restaurant properties below, we own five distribution centers and two manufacturing plants in Canada which are included in our TH segment. We also lease one manufacturing plant in the U.S. which is included in our TH segment.
As of December 31, 2024, our restaurant footprint was as follows:

	TH	BK	PLK	FHS	INTL	Total
Franchised Restaurants
Sites owned by us and leased to franchisees	756	529	35	1	2	1,323
Sites leased by us and subleased to franchisees	2,754	526	55	—	5	3,340
Sites owned/leased directly by franchisees	997	4,850	3,332	1,302	15,614	26,095
Total franchised restaurant sites	4,507	5,905	3,422	1,303	15,621	30,758
Company Restaurants
Sites owned by us	12	124	12	—	—	148
Sites leased by us	20	1,053	86	42	18	1,219
Total company restaurant sites (a)	32	1,177	98	42	18	1,367
Total system-wide restaurant sites	4,539	7,082	3,520	1,345	15,639	32,125
(a)BK segment includes 1,017 Carrols BK company restaurants included in our RH segment and INTL segment includes 18 PLK China company restaurants included in our RH segment.
We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and guests, as well as disputes over our intellectual property.
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
The Partnership exchangeable units trade on the Toronto Stock Exchange (“TSX”) under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange (“NYSE”) and the TSX under the ticker symbol “QSR”. As of February 14, 2025, there were 42 holders of record of Partnership exchangeable units.
Distribution Policy
On February 12, 2025, we announced that the RBI board of directors had declared a cash dividend of $0.62 per RBI common share for the first quarter of 2025. The dividend will be paid on April 4, 2025 to RBI common shareholders of record on March 21, 2025. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as those set forth above. To fund the RBI common share dividend, Partnership will also make a corresponding distribution in respect of the Class A common units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the RBI common shares.
RBI is targeting a total of $2.48 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2025.
We do not have a formal distribution policy. However, pursuant to the partnership agreement, RBI, as our general partner, must cause us to make distributions on our Class A common units and Partnership exchangeable units, when a dividend has been declared and is payable in respect of RBI common shares.
Although RBI’s board of directors declared a cash distribution on Partnership exchangeable units for each quarter of 2024 and for the first quarter of 2025, any future distributions on Partnership exchangeable units will be determined at the discretion of RBI’s board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors that RBI’s board of directors deems relevant. There is no assurance that we will achieve our target total distributions for 2025 and satisfy our debt service and other obligations.
Issuer Purchases of Equity Securities
We distributed to RBI $500 million and $326 million during 2023 and 2022, respectively, to repurchase RBI common shares. RBI did not repurchase any common shares during 2024.
We received exchange notices representing 6,559,187, 9,398,876 and 1,996,818 Partnership exchangeable units during 2024, 2023 and 2022, respectively. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Stock Performance Graph
The following graph depicts the total return to the holders of Partnership exchangeable units from December 31, 2019 through December 31, 2024, relative to the performance of the Standard & Poor’s/TSX Composite Index and the Standard & Poor’s/TSX Capped Consumer Discretionary Index, a peer group. The graph assumes an investment of $100 in Partnership exchangeable units and each index on December 31, 2019 and the reinvestment of distributions paid since that date. The price performance shown in the graph is not necessarily indicative of future price performance.

$175
$150
$125
$100
$75
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Restaurant Brands International Limited Partnership (TSX)
S&P/TSX Composite Index (C$)
S&P/TSX Capped Consumer Discretionary Index (C$)

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Restaurant Brands International Limited Partnership (TSX)	$100	$96	$99	$116	$141	$132
S&P/TSX Composite Index (C$)	$100	$106	$132	$124	$139	$169
S&P/TSX Capped Consumer Discretionary Index (C$)	$100	$119	$142	$133	$148	$165

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements (“Financial Statements”) in Item 8, the Special Note Regarding Forward-Looking Statements later in this Item 7 and the Risk Factors set forth in Item 1A. All Note references herein refer to the Notes to the Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated. Percentages may not recompute due to rounding.
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with nearly $45 billion in annual system-wide sales and more than 32,000 restaurants in more than 120 countries and territories as of December 31, 2024. As of December 31, 2024, approximately 95% of system-wide restaurants were franchised. We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our four iconic brands have complementary daypart mixes and product platforms that benefit from global scale and sharing of best practices to optimize costs while preserving the independence and rich heritage of each brand.
We completed the acquisitions of Carrols Restaurant Group Inc. (“Carrols”) (“the Carrols Acquisition”) and Popeyes China (“PLK China”) (“the PLK China Acquisition”) on May 16, 2024 and June 28, 2024, respectively. Our consolidated results include Carrols and PLK China revenues, expenses and segment income from their acquisition dates. As discussed in Note 20, “Subsequent Events,” on February 14, 2025, we acquired substantially all of the remaining equity interests in Burger King China from our former joint venture partners and will report Burger King China as a discontinued operation commencing in the first quarter of 2025. We are working to identify a new controlling shareholder which aligns with our long-term strategy of partnering with experienced local operators while maintaining a primarily franchised business.
We have six operating and reportable segments, including four franchisor segments for our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands in the U.S. and Canada (TH, BK, PLK and FHS, respectively) and a fifth franchisor segment for all of our brands in the rest of the world (INTL). Additionally, following the Carrols Acquisition and PLK China Acquisition, we established a new operating and reportable segment, Restaurant Holdings (“RH”), which includes results from the Carrols Burger King restaurants and the PLK China restaurants and will include results from Firehouse Subs Brazil (“FHS Brazil”) beginning in 2025.
RBI plans to maintain the franchisor dynamics in its TH, BK, PLK, FHS and INTL segments ("five franchisor segments") to report results consistent with how the business will be managed long-term given RBI's plans to refranchise the vast majority of the Carrols Burger King restaurants and to find a new partner for PLK China and new investors for FHS Brazil in the future. RH results include Company restaurant sales and expenses, including expenses associated with royalties, rent, and advertising. These expenses are recognized, as applicable, as revenues in the respective franchisor segments (BK and INTL) and eliminated upon consolidation. See Note 18, “Segment Reporting and Geographical Information” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for additional information about our operating and reportable segments.
Adjusted Operating Income represents our measure of segment income for each of our reportable segments and is used by management to measure operating performance.
We generate revenues from the following sources:
•supply chain sales, consisting primarily of Tim Hortons supply chain sales, which represent sales of products, supplies and restaurant equipment to franchisees, as well as sales of consumer packaged goods (“CPG”). All Tim Hortons global supply chain sales, including coffee to International franchisees, are included in the TH segment;
•sales at Company restaurants;
•franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants and franchise fees paid by franchisees;
•property revenues from properties we lease or sublease to franchisees; and
•advertising revenues and other services, consisting primarily of (1) advertising fund contributions based on a percentage of sales reported by franchised restaurants to fund advertising expenses and (2) tech fees that vary by market and partially offset expenses related to technology initiatives.
Operating costs and expenses for our segments include:

•supply chain cost of sales comprised of costs associated with the management of our Tim Hortons supply chain, including cost of goods, direct labor, depreciation, and cost of CPG products sold to retailers;
•Company restaurant expenses include food, beverage and packaging costs, restaurant wages and related expenses and restaurant occupancy and other expenses;
•segment franchise and property expenses (“Segment F&P expenses”) comprised primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, and bad debt expense (recoveries) and exclude amortization of franchise agreements and reacquired franchise rights;
•advertising expenses and other services comprised primarily of expenses relating to marketing, advertising, promotion, and technology initiatives for the respective brands. Our advertising expenses and other services are funded by contributions from franchisees and Company restaurants as well as from time to time, incremental corporate funding of marketing programs; and
•segment general and administrative expenses (“Segment G&A”) comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, general overhead for our corporate offices, share-based compensation and non-cash incentive compensation expense, and depreciation and amortization.
Key Operating Metrics
Key performance indicators are shown for RBI's five franchisor segments. RH results for the Carrols BK restaurants and PLK China restaurants are included in the BK segment and INTL segment, respectively.
We evaluate our restaurants and assess our business based on the following operating metrics:
•System-wide sales growth refers to the percentage change in sales at all franchised restaurants and Company restaurants (referred to as system-wide sales) in one period from the same period in the prior year.
•Comparable sales refers to the percentage change in restaurant sales in one period from the same prior year period for restaurants that have been open for an initial consecutive period, typically at least 13 months. Additionally, if a restaurant is closed for a significant portion of a month, the restaurant is excluded from the monthly comparable sales calculation.
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
•Net restaurant growth refers to the net change in restaurant count (openings, net of permanent closures) over a trailing twelve-month period, divided by the restaurant count at the beginning of the trailing twelve month period. In determining whether a restaurant meets our definition of a restaurant that will be included in our net restaurant growth, we consider factors such as scope of operations, format and image, separate franchise agreement, and minimum sales thresholds. We refer to restaurants that do not meet our definition as “alternative formats” and we believe these are helpful to build brand awareness, test new concepts and provide convenience in certain markets.
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

Consolidated Key Business Metrics	2024	2023	2022
System-wide Sales Growth (a)	5.4%	12.2%	12.9%
System-wide Sales ($ in millions)	$44,476	$42,893	$38,671
Comparable Sales (a)	2.3%	8.1%	7.9%
Net Restaurant Growth	3.4%	3.9%	4.4%
System Restaurant Count at Period End (b)	32,125	31,070	29,902
(a)Consolidated system-wide sales growth and consolidated comparable sales do not include the results of Firehouse Subs for 2022.
(b)As of December 31, 2024, we had 393 alternative format units open, which primarily includes Tim Hortons self-serves and Tims Express outlets in China, which are not included in restaurant count.

Consolidated Results of Operations for 2024, 2023 and 2022
Tabular amounts in millions of U.S. dollars unless noted otherwise. Total revenues and segment income for each segment may not calculate exactly due to rounding.

				2024 vs. 2023			2023 vs. 2022
Consolidated	2024	2023	2022	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact (a)	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Supply chain sales	$2,708	$2,679	$2,583	$29	$(36)	$65	$96	$(79)	$175
Company restaurant sales	1,592	271	236	1,321	—	1,321	35	—	35
Franchise and property revenues	2,919	2,903	2,661	16	(37)	53	242	(33)	275
Advertising revenues and other services	1,187	1,169	1,025	18	(5)	23	144	(6)	150
Total revenues	8,406	7,022	6,505	1,384	(78)	1,462	517	(118)	635
Operating costs and expenses:
Supply chain cost of sales	2,180	2,193	2,093	13	30	(17)	(100)	63	(163)
Company restaurant expenses	1,328	242	219	(1,086)	—	(1,086)	(23)	—	(23)
Franchise and property expenses	544	512	518	(32)	5	(37)	6	11	(5)
Advertising expenses and other services	1,330	1,273	1,077	(57)	5	(62)	(196)	7	(203)
General and administrative expenses	733	704	631	(29)	2	(31)	(73)	—	(73)
(Income) loss from equity method investments	(69)	(8)	44	61	—	61	52	—	52
Other operating expenses (income), net	(59)	55	25	114	1	113	(30)	—	(30)
Total operating costs and expenses	5,987	4,971	4,607	(1,016)	43	(1,059)	(364)	81	(445)
Income from operations	2,419	2,051	1,898	368	(35)	403	153	(37)	190
Interest expense, net	577	582	533	5	—	5	(49)	1	(50)
Loss on early extinguishment of debt	33	16	—	(17)	—	(17)	(16)	—	(16)
Income before income taxes	1,809	1,453	1,365	356	(35)	391	88	(36)	124
Income tax expense (benefit)	364	(265)	(117)	(629)	(1)	(628)	148	2	146
Net income	$1,445	$1,718	$1,482	$(273)	$(36)	$(237)	$236	$(34)	$270
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
2024 Results

The increase in Total revenues was primarily driven by the net impact of restaurants acquired from franchisees, primarily related to the Carrols Acquisition, and increases in system-wide sales for each of our five franchisor segments, partially offset by an unfavorable FX Impact which primarily impacted TH and INTL.
The increase in Income from operations was primarily driven by increases in segment income for each of our five franchisor segments and the inclusion of RH segment income, a favorable change in Other operating expenses (income), net, and a favorable change in (Income) loss from equity method investments, partially offset by an unfavorable FX Impact.
The decrease in Net income was primarily driven by Income tax expense in the current year compared to an Income tax benefit in the prior year and an increase in Loss on early extinguishment of debt, partially offset by an increase in Income from operations.
2023 Results
The increase in Total revenues was primarily driven by an increase in system-wide sales for each of our segments, partially offset by an unfavorable FX Impact which primarily impacted TH.
The increase in Income from operations was primarily driven by increases in segment income for INTL, TH, PLK and FHS and a favorable change in (Income) loss from equity method investments, partially offset by an unfavorable change from Other operating expenses (income), net, a decrease in BK segment income and unfavorable FX Impact.
The increase in Net income was primarily driven by the increase in Income from operations and a greater Income tax benefit in 2023 than in 2022, partially offset by an increase in Interest expense, net, and Loss on early extinguishment of debt in 2023.
General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

				2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
				Favorable / (Unfavorable)
Segment G&A (b):
TH	$158	$168	$151	$10	6%	$(17)	(11)%
BK	139	145	126	6	4%	(19)	(15)%
PLK	84	86	72	2	2%	(14)	(19)%
FHS	51	58	52	7	12%	(6)	(12)%
INTL	200	190	160	(10)	(5)%	(30)	(19)%
RH	59	—	—	(59)	NM	—	NM
RH Transaction costs	22	—	—	(22)	NM	—	NM
FHS Transaction costs	—	19	24	19	NM	5	NM
Corporate restructuring and advisory fees	20	38	46	18	NM	8	NM
General and administrative expenses	$733	$704	$631	$(29)	(4)%	$(73)	(12)%
NM - Not meaningful
(b)Segment G&A excludes income/expenses from non-recurring projects and non-operating activities, such as RH Transaction costs, FHS Transaction costs and Corporate restructuring and advisory fees (as defined below).
In connection with the Carrols Acquisition and the PLK China Acquisition, we incurred certain non-recurring fees and expenses (“RH Transaction costs”) consisting primarily of professional fees, compensation-related expenses and integration costs, all of which are classified as general and administrative expenses in the consolidated statements of operations. We expect to incur additional RH Transaction costs in 2025.
In connection with the acquisition and integration of Firehouse Subs, we incurred certain non-recurring fees and expenses (“FHS Transaction costs”) consisting of professional fees, compensation-related expenses and integration costs. We did not incur any additional FHS Transaction costs subsequent to March 31, 2023.

In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure as well as services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”). The decrease in Corporate restructuring and advisory fees in 2024 and 2023, compared to the respective previous year, reflects decreased costs associated with corporate restructuring initiatives.
During 2024, the increase in general and administrative expenses was primarily driven by the inclusion of RH Segment G&A and RH Transaction costs and an increase in INTL Segment G&A, partially offset by the non-recurrence of FHS Transaction costs, a decrease in Corporate restructuring and advisory fees and decreases in Segment G&A for TH, BK, FHS and PLK.
During 2023, the increase in general and administrative expenses was primarily driven by an increase in INTL, BK, TH and PLK Segment G&A driven by higher share-based compensation and non-cash incentive compensation as well as higher salary and employee-related costs for non-restaurant employees, largely a result of hiring across a number of key areas including operations and franchising.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
During 2024, the change in (income) loss from equity method investments was primarily related to a $79 million gain recognized during 2024 in connection with the Carrols Acquisition that resulted in an increase in the value of our existing 15% equity interest in Carrols. Additionally, the change in (income) loss from equity method investments during 2024 reflects changes in earnings of our equity method investments during 2024 compared to 2023.
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
Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2024	2023	2022
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$3	$16	$4
Litigation settlements and reserves, net	—	1	11
Net losses (gains) on foreign exchange	(71)	20	(4)
Other, net	9	18	14
Other operating expenses (income), net	$(59)	$55	$25
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
Net losses (gains) on foreign exchange consist of remeasurement of foreign denominated assets and liabilities, primarily intercompany financing.
Other, net for 2023 and 2022 are primarily related to payments in connection with FHS area representative buyouts.

Interest Expense, net

	2024	2023	2022
Interest expense, net	$577	$582	$533
Weighted average interest rate on long-term debt	4.7%	5.0%	4.4%
During 2024, interest expense, net decreased primarily due to a decrease in the weighted average interest rate, partially offset by an increase in long-term debt.
During 2023, interest expense, net increased primarily due to an increase in the weighted average interest rate driven by increases in interest rates which impacts our variable rate debt and the impact of our September 2023 term loan refinancing.
Income Tax Expense
Our effective tax rate was 20.1% in 2024 and (18.2)% in 2023. The effective tax rate for 2024 reflects our mix of income from multiple jurisdictions including the Carrols Acquisition, the impact of internal financing arrangements and the overall impact of the statute of limitations expirations on both our uncertain tax positions and deferred tax assets. The lower effective tax rate for 2023 is due to an increase in net deferred tax assets related to non-refundable tax credits and certain intangibles recognized in connection with intra-group reorganizations centralizing the management of various international business and financing operations.
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
Segment Results of Operations for 2024, 2023 and 2022

TH Segment	2024	2023	2022

System-wide Sales Growth	4.7%	11.0%	11.7%
System-wide Sales	$7,479	$7,245	$6,732
Comparable Sales	3.9%	10.4%	10.4%
Comparable Sales - Canada	4.3%	10.9%	11.6%
Net Restaurant Growth	0.3%	0.1%	(1.1)%
System Restaurant Count	4,539	4,525	4,519

				2024 vs. 2023			2023 vs. 2022
TH Segment	2024	2023	2022	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Supply chain sales	$2,708	$2,679	$2,583	$29	$(36)	$65	$95	$(78)	$173
Company restaurant sales	45	46	47	(1)	—	(1)	(1)	(1)	(1)
Franchise and property revenues	987	955	905	32	(13)	45	50	(28)	79
Advertising revenues and other services	301	292	266	9	(4)	13	26	(8)	34
Total revenues	4,040	3,972	3,801	68	(53)	121	171	(115)	286
Supply chain cost of sales	2,180	2,194	2,093	13	30	(16)	(101)	63	(163)
Company restaurant expenses	37	38	39	—	—	—	1	—	—
Segment F&P expenses	330	319	325	(11)	5	(15)	6	11	(4)
Advertising expenses and other services	307	309	282	2	4	(3)	(27)	9	(35)
Segment G&A	158	168	151	10	2	8	(17)	5	(22)
Adjustments:
Cash distributions received from equity method investments	15	14	13	2	—	2	—	—	1
Adjusted Operating Income	1,043	958	925	85	(13)	98	33	(28)	61
During 2024, the increase in Total revenues was primarily driven by the increase in system-wide sales and an increase in Supply chain sales to franchisees including an increase in equipment sales, partially offset by an unfavorable FX Impact.
During 2024, the increase in Adjusted Operating Income was primarily driven by the increase in Total revenues and a decrease in Segment G&A, largely due to lower compensation-related expenses, partially offset by an increase in Supply chain cost of sales in local currency driven by higher volumes, an increase in Segment F&P expenses, and an unfavorable FX Impact.
During 2023, the increase in Total revenues was primarily driven by the increase in system-wide sales as well as increases in commodity prices passed on to franchisees, partially offset by an unfavorable FX Impact.
During 2023, the increase in Adjusted Operating Income was primarily driven by an increase in Total revenues, partially offset by an increase in Segment G&A and an unfavorable FX Impact.

BK Segment	2024	2023	2022

System-wide Sales Growth	0.2%	6.9%	2.8%
System-wide Sales	$11,484	$11,474	$10,747
Comparable Sales	1.0%	7.4%	2.3%
Comparable Sales - US	1.2%	7.5%	2.2%
Net Restaurant Growth	(0.9)%	(3.3)%	(0.6)%
System Restaurant Count	7,082	7,144	7,389

				2024 vs. 2023			2023 vs. 2022
BK Segment	2024	2023	2022	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$243	$97	$70	$146	$—	$146	$26	$—	$26
Franchise and property revenues (a)	720	731	688	(11)	(1)	(10)	43	(1)	44
Advertising revenues and other services (b)	488	470	438	18	—	19	32	(1)	33
Total revenues	1,451	1,297	1,196	154	(1)	155	101	(2)	103
Company restaurant expenses	221	90	74	(131)	—	(131)	(17)	—	(17)
Segment F&P expenses	122	133	133	11	—	11	—	—	—
Advertising expenses and other services	558	543	467	(15)	—	(15)	(75)	1	(76)
Segment G&A	139	145	126	6	—	6	(19)	—	(19)
Adjusted Operating Income	410	386	396	24	—	24	(10)	(1)	(9)
(a) For 2024, Franchise and property revenues include intersegment revenues with RH consisting of royalties of $50 million and rent of $21 million.
(b) For 2024, Advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $47 million.
During 2024, the increase in Total revenues was primarily driven by the net impact of the non-Carrols restaurant acquisitions from franchisees and an increase in Advertising revenues and other services driven by an increase in advertising fund contributions from vendors.
During 2024, the increase in Adjusted Operating Income was driven by net bad debt recoveries in 2024 compared to net bad debt expense in 2023, a decrease in Segment G&A, largely a result of lower compensation-related expenses, and the net impact of the non-Carrols restaurant acquisitions from franchisees.
During 2023, the increase in Total revenues was primarily driven by the increase in system-wide sales. Additionally, Company restaurant sales were also impacted by restaurant acquisitions from franchisees.
During 2023, the decrease in Adjusted Operating Income was primarily driven by increases in Advertising expenses and other services related to corporate funding for the marketing program in the U.S. and technology initiatives and an increase in Segment G&A due to higher compensation-related expenses. These factors were partially offset by an increase in Franchise and property revenues as a result of the increase in system-wide sales, as well as improved profitability at Company restaurants.

PLK Segment	2024	2023	2022

System-wide Sales Growth	4.2%	10.5%	5.6%
System-wide Sales	$6,124	$5,886	$5,338
Comparable Sales	0.4%	4.8%	(0.6)%
Comparable Sales - US	0.6%	4.8%	(0.5)%
Net Restaurant Growth	3.7%	4.9%	6.7%
System Restaurant Count	3,520	3,394	3,235

				2024 vs. 2023			2023 vs. 2022
PLK Segment	2024	2023	2022	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$148	$89	$78	$59	$—	$59	$11	$—	$11
Franchise and property revenues	325	314	284	11	—	11	30	(1)	31
Advertising revenues and other services	295	289	256	6	—	6	32	—	32
Total revenues	768	692	619	76	—	76	73	(1)	74
Company restaurant expenses	128	80	72	(48)	—	(48)	(8)	—	(8)
Segment F&P expenses	9	10	9	—	—	—	(1)	—	(1)
Advertising expenses and other services	303	295	261	(8)	—	(8)	(34)	—	(34)
Segment G&A	84	86	72	2	—	2	(14)	—	(14)
Adjusted Operating Income	243	221	205	22	—	22	16	(1)	17
During 2024, the increases in Total revenues and Adjusted Operating Income were primarily driven by the acquisition of Company restaurants as part of the Carrols acquisition and an increase in system-wide sales.
During 2023, the increase in Total revenues was primarily driven by the increase in system-wide sales. The increase in Adjusted Operating Income was primarily driven by the increase in Total revenues, partially offset by an increase in Segment G&A due to higher compensation-related expenses.

FHS Segment	2024	2023	2022

System-wide Sales Growth (a),(b)	2.7%	7.7%	4.2%
System-wide Sales (a),(b)	$1,233	$1,201	$1,154
Comparable Sales (a),(b)	(1.1)%	4.2%	0.6%
Comparable Sales - US	(1.3)%	4.6%	1.1%
Net Restaurant Growth (b)	6.3%	3.0%	2.4%
System Restaurant Count (b)	1,345	1,265	1,242
(a)2023 comparable sales and system wide sales amounts for FHS have been revised to make immaterial corrections and provide comparability with the current calculation methodology. These revisions have no effect on previously reported revenue and adjusted operating income for the FHS segment.
(b)2022 system-wide sales growth, system-wide sales, comparable sales and net restaurant growth are for the period from December 27, 2021 through December 31, 2022. 2022 system-wide sales growth and comparable sales figures are shown for information purposes only. System-wide sales and restaurant count include 14 FHS restaurants in Puerto Rico in 2022 but not in 2024 and 2023.

				2024 vs. 2023			2023 vs. 2022
FHS Segment	2024	2023	2022	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$41	$39	$40	$2	$—	$2	$—	$—	$—
Franchise and property revenues	105	99	85	5	—	5	14	—	14
Advertising revenues and other services	68	48	13	20	—	20	35	—	35
Total revenues	214	187	138	27	—	27	49	—	49
Company restaurant expenses	36	34	35	(2)	—	(2)	1	—	1
Segment F&P expenses	8	8	6	—	—	—	(1)	—	(1)
Advertising expenses and other services	70	49	12	(21)	—	(21)	(37)	—	(37)
Segment G&A	51	58	52	7	—	7	(6)	—	(6)
Adjusted Operating Income	48	38	33	10	—	10	5	—	5
During 2024, the increase in Total revenues was driven by the increase in Advertising revenues and other services and an increase in system-wide sales. The increases in Advertising revenues and expenses primarily reflect the modification of advertising fund arrangements in March 2023 to be more consistent with those of our other brands.
During 2024, the increase in Adjusted Operating Income was primarily due to a decrease in Segment G&A, driven by lower compensation-related expenses, and an increase in Franchise and property revenues.
During 2023, the increases in Total revenues and Adjusted Operating Income were primarily driven by the increase in system-wide sales and modification of the advertising fund arrangements to be more consistent with those of our other brands. The increase in Adjusted Operating Income was partially offset by an increase in Segment G&A driven by higher compensation-related expenses.

INTL Segment	2024	2023	2022

System-wide Sales Growth	10.0%	17.6%	25.6%
System-wide Sales	$18,156	$17,087	$14,700
Comparable Sales	3.3%	9.0%	15.4%
Net Restaurant Growth	6.1%	8.9%	9.1%
System Restaurant Count	15,639	14,742	13,517

				2024 vs. 2023			2023 vs. 2022
INTL Segment	2024	2023	2022	Variance	FX Impact (a)	Variance Excluding FX Impact	Variance	FX Impact	Variance Excluding FX Impact
				Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$853	$804	$699	$49	$(23)	$72	$105	$(3)	$108
Advertising revenues and other services	82	70	51	11	(1)	12	19	3	17
Total revenues	935	874	750	61	(24)	84	124	—	124
Segment F&P expenses	31	11	13	(20)	—	(20)	2	—	2
Advertising expenses and other services	90	77	54	(14)	—	(14)	(23)	(3)	(19)
Segment G&A	200	190	160	(10)	(2)	(9)	(30)	(4)	(26)
Adjustments:
Cash distributions received from equity method investments	—	—	1	—	—	—	(1)	—	(1)
Adjusted Operating Income	614	597	525	17	(25)	42	72	(8)	80
During 2024, the increase in Total revenues was primarily driven by increases in royalties from Burger King and Popeyes franchisees as a result of an increase in system-wide sales, partially offset by an unfavorable FX Impact.
During 2024, the increase in Adjusted Operating Income was primarily driven by the increase in Total revenues, partially offset by an increase in net bad debt expenses in 2024 compared to 2023, primarily related to the Burger King China business, an increase in Segment G&A driven by higher compensation-related expenses, and an unfavorable FX Impact.
During 2023, the increase in Total revenues was primarily driven by an increase in system-wide sales, partially offset by an unfavorable FX Impact.
During 2023, the increase in Adjusted Operating Income was primarily driven by the increase in Total revenues, partially offset by an increase in Segment G&A driven by higher compensation-related expenses and an unfavorable FX Impact.

RH Results
The RH segment revenues, expenses and segment income reflect the Burger King restaurants acquired from Carrols and the PLK China restaurants beginning on their acquisition dates of May 16, 2024 and June 28, 2024, respectively.

2024
Revenues:
Company restaurant sales	$1,116
Total revenues	1,116
Food, beverage and packaging costs	312
Restaurant wages and related expenses	358
Restaurant occupancy and other expenses (a)	296
Company restaurant expenses	965
Advertising expenses and other services (b)	49
Segment G&A	59
Adjusted Operating Income	44
(a)Restaurant occupancy and other expenses include intersegment royalty expenses of $50 million and intersegment property expenses of $21 million during 2024 which are eliminated in consolidation.
(b)Advertising expenses and other services include intersegment advertising expenses and tech fees of $47 million during 2024 which are eliminated in consolidation.

Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similar captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) RH Transaction costs - non-recurring fees and expenses incurred in connection with the Carrols Acquisition and the PLK China Acquisition consisting primarily of professional fees, compensation related expenses and integration costs; (ii) FHS Transaction costs - non-recurring fees and expense incurred in connection with the acquisition of Firehouse Subs consisting of professional fees, compensation related expenses and integration costs; and (iii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to recur in the foreseeable future and the varied timing, size and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
				Favorable / (Unfavorable)

Income from operations	$2,419	$2,051	$1,898	$368	$153
Franchise agreement and reacquired franchise rights amortization	53	31	32	(22)	1
RH Transaction costs	22	—	—	(22)	—
FHS Transaction costs	—	19	24	19	5
Corporate restructuring and advisory fees	20	38	46	18	8
Impact of equity method investments (a)	(53)	6	59	59	53
Other operating expenses (income), net	(59)	55	25	114	(30)
Adjusted Operating Income	$2,402	$2,200	$2,084	$202	$116

Segment income:
TH	$1,043	$958	$925	$85	$33
BK	410	386	396	24	(10)
PLK	243	221	205	22	16
FHS	48	38	33	10	5
INTL	614	597	525	17	72
RH	44	—	—	44	—
Adjusted Operating Income	$2,402	$2,200	$2,084	$202	$116
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income.
The increase in Adjusted Operating Income for 2024 reflects an increase in segment income in each of our segments and the inclusion of RH segment income, partially offset by an unfavorable FX Impact of $38 million.
The increase in Adjusted Operating Income for 2023 reflects an increase in segment income for INTL, TH, PLK and FHS, partially offset by a decrease in BK segment income and includes an unfavorable FX Impact of $37 million.

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
At December 31, 2024, we had cash and cash equivalents of $1,334 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
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
As discussed in Note 20, “Subsequent Events,” on February 14, 2025, we acquired substantially all of the remaining equity interests in Burger King China from our former joint venture partners for approximately $158 million. We expect this business will require additional funding while we work to identify a new controlling shareholder.
We expect consolidated capital expenditures, including the change in accruals for additions of property and equipment since December 31, 2024, tenant inducements and franchisee incentives to total $400 million to $450 million in 2025.
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

As of December 31, 2024, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $5,700 million and between the Euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million. We expect to receive $56 million in quarterly fixed-rate interest payments in the next twelve months in connection with these outstanding cross-currency swaps.
On August 31, 2023, the RBI board of directors approved a share repurchase authorization wherein RBI may purchase up to $1,000 million of RBI common shares until September 30, 2025. Repurchases under RBI's authorization will be made in the open market or through privately negotiated transactions. If RBI repurchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. During 2024, RBI did not repurchase any RBI common shares on the open market. During 2023, RBI repurchased and cancelled 7,639,137 RBI common shares on the open market for $500 million. During 2022, RBI repurchased and cancelled 6,101,364 RBI common shares on the open market for $326 million. Partnership made a distribution to RBI in an amount sufficient for RBI to fund these repurchases. As of December 31, 2024, RBI had $500 million remaining under its share repurchase authorization.
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
Debt Instruments and Debt Service Requirements
As of December 31, 2024, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), TH Facility, and obligations under finance leases. For further information about our long-term debt, see Note 9, “Long Term Debt,” of the notes to the consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data” of our Annual Report.
Credit Facilities
As of December 31, 2024, there was $6,001 million outstanding principal amount under our Term Loan Facilities with a weighted average interest rate of 6.00%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of December 31, 2024, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $367 million in interest payments and $79 million in principal payments. In addition, based on SOFR as of December 31, 2024, net cash settlements that we expect to receive on our $4,120 million interest rate swaps are estimated to be approximately $81 million for the next twelve months. We may prepay the Term Loan Facilities in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facilities may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2024, we had no amounts outstanding under our Revolving Credit Facility (including revolving loans, swingline loans and letters of credit), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. The interest rate applicable to amounts drawn under each letter of credit range from 0.75% to 1.50%, depending on our net first lien leverage ratio.

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
Senior Notes
The Borrowers entered into indentures in connection with the issuance of the following senior notes (collectively the “Senior Notes Indentures”):

Amount (in millions)	Interest Rate	Lien Priority	Due Date
$1,550	3.875%	First lien	January 15, 2028
$750	3.50%	First lien	February 15, 2029
$1,200	6.125%	First lien	June 15, 2029
$500	5.625%	First lien	September 15, 2029
$750	4.375%	Second lien	January 15, 2028
$2,900	4.00%	Second lien	October 15, 2030
No principal payments are due until maturity and interest is paid semi-annually.
The Borrowers may redeem a series of senior notes, in whole or in part, at any time at the redemption prices set forth in the applicable Senior Notes Indenture; provided that if the redemption is prior to October 15, 2025 for the 4.00% Second Lien Senior Notes, June 15, 2026 for the 6.125% First Lien Senior Notes, and September 15, 2026 for the 5.625% First Lien Senior Notes, it will instead be at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Senior Notes Indentures also contain redemption provisions related to tender offers, change of control and equity offerings, among others.
Based on the amounts outstanding at December 31, 2024, required debt service for the next twelve months on all of the senior notes outstanding is approximately $337 million in interest payments.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). Prior to June 30, 2024, the interest rate applicable to the TH Facility was the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Beginning July 1, 2024, the interest rate applicable to the TH Facility is the Adjusted Term CORRA rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2024, we had approximately C$154 million outstanding under the TH Facility with a weighted average interest rate of 5.37%. Based on the amounts outstanding under the TH Facility as of December 31, 2024, required debt service for the next twelve months is estimated to be approximately $4 million in interest payments and $107 million in principal payments.
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

As of December 31, 2024, we were in compliance with all applicable financial debt covenants under the Credit Facilities, the TH Facility and the Senior Notes Indentures, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions
On January 3, 2025, RBI paid a dividend of $0.58 per RBI common share and Partnership made a distribution on the same day to RBI as holder of Class A common units in the amount of the aggregate dividends paid by RBI on RBI common shares. On January 3, 2025, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per Partnership exchangeable unit.
On February 12, 2025, we announced that the RBI board of directors had declared a quarterly cash dividend of $0.62 per common share for the first quarter of 2025, payable on April 4, 2025 to RBI shareholders of record on March 21, 2025. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of an RBI common share. The record date and payment date for these distributions on the Partnership exchangeable units are to be the same as the relevant record date and payment date for the corresponding dividends on RBI common shares. Accordingly, Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
RBI and Partnership are targeting a total of $2.48 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2025.
Because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of February 14, 2025, we had outstanding 208,565,254 Class A common units issued to RBI and 127,038,577 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and RBI’s outstanding equity awards, see Note 14 to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,503 million in 2024, compared to $1,323 million in 2023. The increase in cash provided by operating activities was primarily driven by an increase in segment income in TH, BK, PLK, INTL and FHS, and the inclusion of RH segment income.
Cash provided by operating activities was $1,323 million in 2023, compared to $1,490 million in 2022. The decrease in cash provided by operating activities was driven by an increase in interest payments, an increase in cash used for working capital, an increase in income tax payments, and a decrease in BK segment income, partially offset by increases in INTL, TH, PLK and FHS segment income.
Investing Activities

Cash used for investing activities was $660 million in 2024, compared to cash provided by investing activities of $11 million in 2023. This change was primarily driven by the Carrols Acquisition in 2024, an increase in capital expenditures, a decrease in proceeds from derivatives and payments for the acquisition of non-Carrols restaurants from franchisees in 2024.
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
Financing Activities
Cash used for financing activities was $625 million in 2024, compared to $1,374 million in 2023. The change in cash used for financing activities was primarily driven by an increase in proceeds from long-term debt and the non-recurrence of share repurchases in the current year, partially offset by an increase in repayments of long-term debt, including debt assumed in connection with the Carrols Acquisition.
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
Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2024 include:
Debt Obligations and Interest Payments — Refer to Note 9, “Long-Term Debt,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for further information on our obligations and the timing of expected payments. Future cash interest payments on our outstanding debt as of December 31, 2024 total $3,432 million, with $710 million due within the next twelve months. We have estimated our cash interest payments through the maturity of our Credit Facilities based on SOFR as of December 31, 2024. These payments exclude cash proceeds that we expect to receive from our interest rate swaps, cross-currency rate swaps and interest income on cash.
Operating and Finance Leases — Refer to Note 10, “Leases,” of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for further information on our obligations and the timing of expected payments.
Purchase Commitments — Purchase obligations primarily include commitments to purchase green coffee, certain food ingredients, beverages, advertising expenditures, and obligations related to information technology and service agreements. We have purchase obligations of approximately $562 million at December 31, 2024, with approximately $489 million due within the next 12 months.
Unrecognized Tax Benefit — Our contractual obligations and commitments include approximately $56 million of gross liabilities for unrecognized tax benefits and accrued interest and penalties relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits, see Note 11, “Income Taxes”, of the notes to the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2024, no material amounts are outstanding under these guarantees.

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
Under a qualitative approach, our impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test that requires us to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying amount, we will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We use an income approach and a market approach, when available, to estimate a reporting unit’s fair value, which discounts the reporting unit’s projected cash flows using a discount rate we determine from a market participant's perspective under the income approach or utilizing similar publicly traded companies as guidelines for determining fair value under the market approach. We make significant assumptions when estimating a reporting unit’s projected cash flows, including revenue, driven primarily by net restaurant growth, comparable sales growth and average royalty rates, company restaurant expenses, general and administrative expenses, capital expenditures and income tax rates.
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

We completed our impairment reviews for goodwill and the Brands as of October 1, 2024, 2023 and 2022 and no impairment resulted. We performed a quantitative assessment in 2024 for the Firehouse Brand resulting in the fair value exceeding the carrying value by greater than 20%. The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill or the Brands. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower system-wide sales growth, which can be caused by a variety of factors, increases in income tax rates and increases in discount rates.
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
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,700 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $2,750 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in accumulated other comprehensive income (loss) (“AOCI”) to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was an asset of $82 million as of December 31, 2024. The net unrealized gain, net of tax, related to these derivative instruments included in AOCI totaled $49 million as of December 31, 2024. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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
During 2024, income from operations would have decreased or increased by approximately $133 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facilities and Revolving Credit Facility, which bear interest at SOFR plus a spread, subject to a SOFR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. At December 31, 2024, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $4,120 million of our Term Loan Facilities. The total notional value of these interest rate swaps is $4,120 million, of which $120 million expire on February 28, 2025, $3,500 million expire on October 31, 2028 and $500 million expire on September 30, 2026.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and SOFR as of December 31, 2024, a hypothetical 1.00% increase in SOFR would increase our annual interest paid by approximately $20 million.
Commodity Price Risk
We purchase certain products, which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. However, in our TH business, we employ various purchasing and pricing contract techniques, such as setting fixed prices for periods of up to one year with suppliers, in an effort to minimize volatility of certain of these commodities. Given that we purchase a significant amount of green coffee, we typically have purchase commitments fixing the price for a minimum of six months depending upon prevailing market conditions. We also typically hedge against the risk of foreign exchange on green coffee prices.
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
Impact of Inflation
Inflationary pressures in 2024, 2023 and 2022 were significant and may continue going forward. Further significant increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our strategic priorities including development of new products; (ii) remodeling and refranchising of Burger King restaurants acquired in the Carrols Acquisition; (iii) the domestic and international growth opportunities for the Tim Hortons, Burger King, Popeyes and Firehouse Subs brands, both in existing and new markets; (iv) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (v) the impact of our strategies on the growth of our Tim Hortons, Burger King, Popeyes and Firehouse Subs brands and our profitability; (vi) our commitment to technology and innovation, our continued investment in our technology capabilities and our plans and strategies with respect to digital sales, our information systems and technology offerings and investments; (vii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (viii) our ability to drive traffic, expand our guest base and allow restaurants to expand into new dayparts through new product innovation; (ix) the pace of remodeling for the Burger King restaurants acquired in the Carrols Acquisition and net restaurant growth at PLK China and FHS Brazil; (x) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (xi) the impact of management initiatives at each of our brands; (xii) timing to complete contractual obligations; (xiii) the continued use of certain franchise incentives including contributions toward the cost of restaurant remodeling, their impact on our financial results and our ability to mitigate such impact; (xiv) the impact of macro-economic events and their potential to adversely impact our business, results of operations, liquidity, prospects and restaurant operations and those of our franchisees; (xv) directly operating a limited number of branded restaurants impacting our ability to act as a franchisor and develop operational talent; (xvi) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, our ability to meet such obligations and the source of funds used to satisfy such obligations; (xvii) our future uses of liquidity, including distribution payments and share repurchases; (xviii) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xix) our tax positions and their compliance with applicable tax laws; (xx) certain accounting matters, including the impact of changes in accounting standards; (xxi) certain tax matters, including our estimates with respect to tax matters and their impact on future periods, and any costs associated with contesting tax liabilities; (xxii) the impact of governmental regulation, both domestically and internationally, on our business and financial and operational results; (xxiiii) the adequacy of our facilities to meet our current requirements; (xxiv) certain litigation matters; (xxv) our target total distributions for 2025; (xxvi) our sustainability initiatives and the impact of government sustainability regulation and initiatives; (xxvii) the impact of the conflicts between Russia and Ukraine and in the Middle East and potential terrorist activity; (xxviii) future RH Transaction costs; and (xxix) our ability to identify and onboard a new controlling shareholder for Burger King China, a new partner for PLK China and new investors for FHS Brazil when we plan to do so.

Our forward-looking statements, included in this Annual Report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by us in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to: (1) our indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (2) global economic or other business conditions that may affect the desire or ability of our guests to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (3) our relationship with, and the success of, our franchisees and risks related to our franchised business model; (4) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (5) our supply chain operations; (6) our ownership and leasing of real estate; (7) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (8) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (9) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (10) our reliance on franchisees, including subfranchisees to accelerate restaurant growth; (11) risks related to unforeseen events such as pandemics; (12) the ability of the counterparties to our credit facilities’ and derivatives’ to fulfill their commitments and/or obligations; (13) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (14) evolving legislation and regulations in the area of franchise and labor and employment law; (15) our ability to address environmental and social sustainability issues; (16) risks related to the conflict between

Russia and Ukraine, the conflict in the Middle East and terrorism; and (17) the ability of cash flows from the Carrols restaurants to fund our budgeted remodels and the timing of refinancings of such restaurants and (18) tariffs and their impact on economic conditions or our business.

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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Partnership are being made only in accordance with authorizations of management and directors of RBI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Partnership’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of Partnership’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that Partnership’s internal control over financial reporting was effective as of December 31, 2024.
The scope of management's assessment of the effectiveness of Partnership's internal control over financial reporting included all Partnership’s consolidated operations except for the operations of Carrols Restaurant Group Inc., which Partnership acquired in May 2024. Carrols Restaurant Group Inc. operations represented $1,988 million of Partnership’s consolidated total assets and $1,171 million of Partnership’s consolidated total revenues as of and for the year ended December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, Partnership’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors,
Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of operating lease assets, lease liabilities and reacquired franchise rights acquired in a business combination

As discussed in Notes 2 and 3 to the consolidated financial statements, on May 16, 2024, the Partnership acquired the remaining 85% of Carrols Restaurant Group, Inc. (“Carrols”) issued and outstanding shares that were not already held previously by the Partnership or its affiliates. The Carrols acquisition was accounted for as a business combination by applying the acquisition method of accounting. In connection with the transaction, the Partnership acquired operating lease assets with a fair value of $705 million, operating lease liabilities, net of current portion with a fair value of $684 million and reacquired franchise rights with a fair value of $363 million. The fair value of the acquired operating lease assets and lease liabilities was determined by discounting the lease payments for each lease using the Partnership’s incremental borrowing rate corresponding to the maturity of each lease as the discount rate. The incremental borrowing rate applicable to each lease is determined by reference to the Partnership’s outstanding secured borrowings and implied spreads over the risk-free discount rates that correspond to the term of each lease. The fair value of the reacquired franchise rights was determined using the excess earnings method.

We identified the assessment of the acquisition-date fair value of the operating lease assets, lease liabilities and reacquired franchise rights as a critical audit matter. The evaluation of certain assumptions used to estimate these fair values involved a higher degree of subjective auditor judgment and specialized skills and knowledge. Specifically, those key assumptions included the incremental borrowing rates for the valuation of the operating lease assets and lease liabilities and the discount rate for the reacquired franchise rights. Changes to those key assumptions could have had an impact on the determination of the fair values.

The following are the primary procedures we performed to address this critical audit matter: We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s process to estimate the fair value of the operating lease assets, lease liabilities and reacquired franchise rights, including controls over the determination of the incremental borrowing rates and discount rate. We evaluated the Partnership’s methodology to develop the fair values of the operating lease assets, lease liabilities and reacquired franchise rights. We performed sensitivity analyses over the Partnership’s incremental borrowing rates and discount rate to evaluate the impact of changes in those assumptions on the Partnership’s determination of fair values. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the incremental borrowing rates by comparing them to a range of rates independently developed using company-specific information and publicly available market data

•evaluating the discount rate by comparing it to a range of discount rates independently developed using publicly available market data for comparable restaurant companies.

Recoverability assessment of the Firehouse Subs brand

As described in Notes 2 and 6 to the consolidated financial statements, the Partnership had recorded an indefinite-lived intangible asset for the Firehouse Subs brand of $816 million as of December 31, 2024. The Partnership performs indefinite-lived intangible assets impairment testing annually or more frequently when events or changes in circumstances indicate that impairment might have occurred. To estimate the fair value of the Firehouse Subs Brand indefinite-lived intangible asset, the Partnership uses an income approach, which discounts the projected brand-related cash flows using a discount rate determined from a market participant’s perspective.
We identified the evaluation of the recoverability assessment of the Firehouse Subs brand as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the projected revenue and discount rate assumptions used to estimate the fair value of the Firehouse Subs brand. Changes to those key assumptions could have had an impact on the Partnership’s fair value determination and the assessment of the recoverability of the Firehouse Subs brand.

The following are the primary procedures we performed to address this critical audit matter: We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s process to assess recoverability of indefinite-lived intangible assets, including controls related to the Partnership’s determination of projected revenue and selection of the discount rate assumption used in the determination of the fair value of the Firehouse Subs brand. We performed sensitivity analyses over the Partnership’s projected revenue and the discount rate to evaluate the impact of changes in those assumptions on the Partnership’s estimated fair value of the Firehouse Subs brand. We evaluated the reasonableness of the Partnership’s projected revenue by comparing actual results to the Partnership’s historical forecasts. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the projected revenue prepared by the Partnership by comparing it to publicly available projected revenue for comparable restaurant companies

•evaluating the discount rate by comparing it against an independently developed discount rate using publicly available market data for comparable restaurant companies.
(signed) KPMG LLP
We have served as the Partnership's auditor since 1989.
Miami, Florida
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors, Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:
Opinion on Internal Control Over Financial Reporting
We have audited Restaurant Brands International Limited Partnership and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Partnership acquired Carrols Restaurant Group Inc. during 2024, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024, Carrols Restaurant Group Inc.’s internal control over financial reporting associated with total assets of $1,988 million and total revenues of $1,171 million included in the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of Carrols Restaurant Group Inc..
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
February 21, 2025

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,334	$1,139
Accounts and notes receivable, net of allowance of $57 and $37, respectively	698	749
Inventories, net	142	166
Prepaids and other current assets	108	119
Total current assets	2,282	2,173
Property and equipment, net of accumulated depreciation and amortization of $1,087 and $1,187, respectively	2,236	1,952
Operating lease assets, net	1,852	1,122
Intangible assets, net	10,922	11,107
Goodwill	5,986	5,775
Other assets, net	1,354	1,262
Total assets	$24,632	$23,391
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$765	$790
Other accrued liabilities	1,141	1,005
Gift card liability	236	248
Current portion of long-term debt and finance leases	222	101
Total current liabilities	2,364	2,144
Long-term debt, net of current portion	13,455	12,854
Finance leases, net of current portion	286	312
Operating lease liabilities, net of current portion	1,770	1,059
Other liabilities, net	706	996
Deferred income taxes, net	1,208	1,296
Total liabilities	19,789	18,661
Commitments and contingencies (Note 17)
Partners’ capital:
Class A common units - 208,565,254 units issued and outstanding at December 31, 2024; 202,006,067 units issued and outstanding at December 31, 2023	10,607	9,620
Partnership exchangeable units - 127,038,577 units issued and outstanding at December 31, 2024; 133,597,764 units issued and outstanding at December 31, 2023	(4,241)	(3,907)
Accumulated other comprehensive income (loss)	(1,525)	(985)
Total Partners’ capital	4,841	4,728
Noncontrolling interests	2	2
Total equity	4,843	4,730
Total liabilities and equity	$24,632	$23,391
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership:

By:	/s/ J. Patrick Doyle	By:	/s/ Ali Hedayat
	J. Patrick Doyle, Executive Chairman of Restaurant Brands International Inc.		Ali Hedayat, Director of Restaurant Brands International Inc.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)

	2024	2023	2022
Revenues:
Supply chain sales	$2,708	$2,679	$2,583
Company restaurant sales	1,592	271	236
Franchise and property revenues	2,919	2,903	2,661
Advertising revenues and other services	1,187	1,169	1,025
Total revenues	8,406	7,022	6,505
Operating costs and expenses:
Supply chain cost of sales	2,180	2,193	2,093
Company restaurant expenses	1,328	242	219
Franchise and property expenses	544	512	518
Advertising expenses and other services	1,330	1,273	1,077
General and administrative expenses	733	704	631
(Income) loss from equity method investments	(69)	(8)	44
Other operating expenses (income), net	(59)	55	25
Total operating costs and expenses	5,987	4,971	4,607
Income from operations	2,419	2,051	1,898
Interest expense, net	577	582	533
Loss on early extinguishment of debt	33	16	—
Income before income taxes	1,809	1,453	1,365
Income tax expense (benefit)	364	(265)	(117)
Net income	1,445	1,718	1,482
Net income attributable to noncontrolling interests	3	3	3
Net income attributable to common unitholders	$1,442	$1,715	$1,479
Earnings per unit - basic and diluted (Note 4):
Class A common units	$5.00	$5.89	$4.99
Partnership exchangeable units	$3.21	$3.78	$3.28
Weighted average units outstanding - basic and diluted (in millions) (Note 4):
Class A common units	204	202	202
Partnership exchangeable units	131	139	144
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2024	2023	2022
Net income	$1,445	$1,718	$1,482

Foreign currency translation adjustment	(858)	250	(703)
Net change in fair value of net investment hedges, net of tax of $16, $(22), and $(77)	314	(232)	332
Net change in fair value of cash flow hedges, net of tax of $(39), $(10), and $(141)	107	29	382
Amounts reclassified to earnings of cash flow hedges, net of tax of $37, $24, and $(12)	(101)	(66)	34
Gain (loss) recognized on defined benefit pension plans and other items, net of tax of $(1), $(2), and $(2)	(2)	7	6
Other comprehensive income (loss)	(540)	(12)	51
Comprehensive income (loss)	905	1,706	1,533
Comprehensive income (loss) attributable to noncontrolling interests	3	3	3
Comprehensive income (loss) attributable to common unitholders	$902	$1,703	$1,530
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions of U.S. dollars, except unit data)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balances at December 31, 2021	202,006,067	$8,421	144,993,458	$(3,547)	$(1,024)	$3	$3,853
Distributions declared on Class A common units ($3.28 per unit)	—	(664)	—	—	—	—	(664)
Distributions declared on partnership exchangeable units ($2.16 per unit)	—	—	—	(309)	—	—	(309)
Exchange of Partnership exchangeable units for RBI common shares	—	111	(1,996,818)	(111)	—	—	—
Distributions to RBI for repurchase of RBI common shares	—	(326)	—	—	—	—	(326)
Capital contribution from RBI Inc.	—	185	—	—	—	—	185
Noncontrolling interests distributions	—	—	—	—	—	(4)	(4)
Net income	—	1,008	—	471	—	3	1,482
Other comprehensive income (loss)	—	—	—	—	51	—	51
Balances at December 31, 2022	202,006,067	$8,735	142,996,640	$(3,496)	$(973)	$2	$4,268
Distributions declared on Class A common units ($3.42 per unit)	—	(691)	—	—	—	—	(691)
Distributions declared on partnership exchangeable units ($2.20 per unit)	—	—	—	(302)	—	—	(302)
Exchange of Partnership exchangeable units for RBI common shares	—	634	(9,398,876)	(634)	—	—	—
Distributions to RBI for repurchase of RBI common shares	—	(500)	—	—	—	—	(500)
Capital contribution from RBI Inc.	—	252	—	—	—	—	252
Noncontrolling interests distributions	—	—	—	—	—	(3)	(3)
Net income	—	1,190	—	525	—	3	1,718
Other comprehensive income (loss)	—	—	—	—	(12)	—	(12)
Balances at December 31, 2023	202,006,067	$9,620	133,597,764	$(3,907)	$(985)	$2	$4,730
Distributions declared on Class A common units ($3.62 per unit)	—	(744)	—	—	—	—	(744)
Distributions declared on partnership exchangeable units ($2.32 per unit)	—	—	—	(302)	—	—	(302)
Exchange of Partnership exchangeable units for RBI common shares	6,559,187	453	(6,559,187)	(453)	—	—	—
Capital contribution from RBI Inc.	—	257	—	—	—	—	257
Noncontrolling interests distributions	—	—	—	—	—	(3)	(3)
Net income	—	1,021	—	421	—	3	1,445
Other comprehensive income (loss)	—	—	—	—	(540)	—	(540)
Balances at December 31, 2024	208,565,254	$10,607	127,038,577	$(4,241)	$(1,525)	$2	$4,843
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2024	2023	2022
Cash flows from operating activities:
Net income	$1,445	$1,718	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	191	190
Non-cash loss on early extinguishment of debt	23	5	—
Amortization of deferred financing costs and debt issuance discount	25	27	28
(Income) loss from equity method investments	(69)	(8)	44
Loss (gain) on remeasurement of foreign denominated transactions	(71)	20	(4)
Net (gains) losses on derivatives	(191)	(151)	(9)
Share-based compensation and non-cash incentive compensation expense	172	194	136
Deferred income taxes	(5)	(430)	(60)
Other	19	26	19
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	7	(147)	(110)
Inventories and prepaids and other current assets	30	(43)	(61)
Accounts and drafts payable	(30)	22	169
Other accrued liabilities and gift card liability	(37)	9	37
Tenant inducements paid to franchisees	(38)	(32)	(26)
Other long-term assets and liabilities	(41)	(78)	(345)
Net cash provided by operating activities	1,503	1,323	1,490
Cash flows from investing activities:
Payments for additions of property and equipment	(201)	(120)	(100)
Net proceeds from disposal of assets, restaurant closures and refranchisings	34	37	12
Payment for purchase of Carrols Restaurant Group, net of cash acquired	(508)	—	—
Net payments for acquisition of franchised restaurants	(32)	(17)	—
Payment for purchase of Firehouse Subs, net of cash acquired	—	—	(12)
Settlement/sale of derivatives, net	74	112	71
Other investing activities, net	(27)	(1)	(35)
Net cash (used for) provided by investing activities	(660)	11	(64)
Cash flows from financing activities:
Proceeds from long-term debt	2,450	55	2
Repayments of long-term debt and finance leases	(2,190)	(92)	(94)
Payment of financing costs	(41)	(44)	—
Distributions on Class A common units and Partnership exchangeable units	(1,029)	(990)	(971)
Distributions to RBI for repurchase of RBI common shares	—	(500)	(326)
Capital contribution from RBI	78	60	51
Proceeds from derivatives	109	141	34
Other financing activities, net	(2)	(4)	(3)
Net cash used for financing activities	(625)	(1,374)	(1,307)
Effect of exchange rates on cash and cash equivalents	(23)	1	(28)
Increase (decrease) in cash and cash equivalents	195	(39)	91
Cash and cash equivalents at beginning of period	1,139	1,178	1,087
Cash and cash equivalents at end of period	$1,334	$1,139	$1,178
Supplemental cash flow disclosures:
Interest paid	$785	$761	$487
Income taxes paid, net	$293	$290	$275
Accruals for additions of property and equipment	$51	$—	$—
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”) and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2024, we franchised or owned 6,043 Tim Hortons restaurants, 19,732 Burger King restaurants, 4,979 Popeyes restaurants, and 1,371 Firehouse Subs restaurants, for a total of 32,125 restaurants, and operate in more than 120 countries and territories. As of December 31, 2024, approximately 95% of current system-wide restaurants are franchised.
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
Principles of Consolidation
The consolidated financial statements (the "Financial Statements") include our accounts and the accounts of entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest, including marketing funds we control. We also consider entities for consolidation when the controlling financial interest may be achieved through arrangements that do not involve voting interests (“VIE”).
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
Bad debt expense recognized for expected credit losses is classified in our consolidated statement of operations as Cost of sales, Franchise and property expenses or Advertising expenses and other services, based on the nature of the underlying receivable. Net bad debt expense totaled $24 million in 2024, $20 million in 2023 and $19 million in 2022.
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
Leases
In all leases, whether we are the lessor or lessee, we define lease term as the non-cancellable term of the lease plus any renewals covered by renewal options that are reasonably certain of exercise based on our assessment of the economic factors relevant to the lessee. The noncancellable term of the lease commences on the date the lessor makes the underlying property in the lease available to the lessee, irrespective of when lease payments begin under the contract.
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
We also have net investments in properties leased to franchisees, which are classified as sales-type leases or direct financing leases. Investments in sales-type leases and direct financing leases are recorded on a net basis. Profit on sales-type leases is recognized at lease commencement and recorded in other operating expenses (income), net. Unearned income on direct financing leases is deferred, included in the net investment in the lease, and recognized over the lease term, yielding a constant periodic rate of return on the net investment in the lease.
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
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with business combination transactions. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, the Popeyes brand and the Firehouse Subs brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change which indicate that impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit or Brand in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
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
We completed our impairment tests for goodwill and the Brands as of October 1, 2024, 2023 and 2022 and no impairment resulted.
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
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of December 31,
	2024	2023
Fair value of our variable term debt and senior notes	$13,090	$12,401
Principal carrying amount of our variable term debt and senior notes	$13,651	$12,900

The determination of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisition of Carrols Restaurant Group, Inc. were based on Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2024, 2023 and 2022 were based upon Level 3 inputs.
Revenue Recognition
Supply chain sales
Supply chain sales represent sales of products, supplies and restaurant equipment to franchisees, as well as sales to retailers and direct to consumer and are presented net of any related sales tax. Revenue is recognized upon transfer of control over ordered items, generally upon delivery to the customer, which is when the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. Shipping and handling costs associated with outbound freight for supply chain sales are accounted for as fulfillment costs and classified as cost of sales.
Company restaurant sales
Company restaurant sales consist of sales to restaurant guests. Revenue from Company restaurant sales is recognized at the point of sale. Taxes assessed by a governmental authority that we collect are excluded from revenue.
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
Royalties are calculated as a percentage of franchised restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Our franchise agreement royalties represent sales-based royalties that are related entirely to the Franchise PO and are recognized as franchise sales occur. Initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements other than MFDAs generally consists of an obligation to grant exclusive development rights over a stated term, which are not distinct from franchise agreements. Upfront fees paid by franchisees for exclusive development rights are apportioned to each franchised restaurant opened by the franchisee, with the pro rata amount apportioned to each restaurant accounted for as an initial franchise fee.
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
Supply Chain Cost of Sales
Cost of sales consists primarily of costs associated with the management of our Tim Hortons supply chain, including cost of goods, direct labor, depreciation, bad debt expense (recoveries) from supply chain sales and cost of products sold to retailers.
Company Restaurant Expenses
Company restaurant expenses include food, beverage and packaging costs, restaurant wages and related expenses and restaurant occupancy and other expenses.
Franchise and Property Expenses
Franchise and property expenses consist primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, amortization of franchise agreements and reacquired franchise rights, and bad debt expense (recoveries) from franchise and property revenues.
Advertising Expenses and Other Services
Advertising expenses and other services consist primarily of expenses relating to marketing, advertising, promotion, and technology initiatives for the respective brands, bad debt expense (recoveries) from franchisee contributions to advertising funds we manage, depreciation and amortization and other related support functions for the respective brands. Additionally, we may incur discretionary expenses to fund advertising programs in connection with periodic initiatives.
Company restaurants and franchised restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. The advertising contributions by Company restaurants are eliminated in consolidation. Consolidated advertising expense totaled $1,268 million, $1,201 million and $1,032 million in 2024, 2023 and 2022, respectively.
Deferred Financing Costs
Deferred financing costs are amortized over the term of the related debt agreement into interest expense using the effective interest method.
Income Taxes
Amounts in the Financial Statements related to income taxes are calculated using the principles of Accounting Standards Codification Topic 740, Income Taxes. Under these principles, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carry-forwards and loss carry-forwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more-likely-than-not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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

Share-based Compensation
Compensation expense related to the issuance of share-based awards to our employees is measured at fair value on the grant date. The fair value of restricted stock units (“RSUs”) is generally based on the closing price of RBI's common shares on the trading day preceding the date of grant. Our total shareholder return and if applicable our total shareholder return relative to our peer group is incorporated into the underlying assumptions using a Monte Carlo simulation valuation model to calculate grant date fair value for performance based awards with a market condition. Stock option awards are granted with an exercise price or market value equal to the closing price of RBI common shares on the trading day preceding the date of grant. The Black-Scholes option pricing model is used to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. We use historical data to estimate forfeitures for share-based awards. The compensation expense for awards that contain performance conditions is recognized when it is probable that the performance conditions will be achieved.
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
Our confirmed outstanding obligations under the SCF program are classified as Accounts and drafts payable in our consolidated balance sheets. All activity related to the obligations is classified as Cost of sales in our consolidated statements of operations and presented within cash flows from operating activities in our consolidated statements of cash flows. The following table reflects the change of our confirmed outstanding obligations under the SCF program between December 31, 2023 and December 31, 2024 (in millions):

Confirmed obligations outstanding at December 31, 2023	$36
Invoices confirmed during the period	159
Confirmed invoices paid during the period	(173)
Confirmed obligations outstanding at December 31, 2024	$22
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
New Accounting Pronouncements
Segment Reporting – In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. During the fourth quarter of 2024, we adopted this guidance and added necessary disclosures upon adoption as disclosed in Note 18, Segment Reporting and Geographical Information.
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

Disaggregation of Income Statement Expenses – In November 2024, the FASB issued guidance that requires disclosure of disaggregated information about certain income statement expense line items. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2026, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact this new guidance will have on our disclosures upon adoption and expect to provide additional detail and disclosures under this new guidance.

Note 3. Carrols Acquisition
Prior to May 16, 2024, we owned a 15% equity interest in Carrols Restaurant Group, Inc. (“Carrols”), which was accounted for as an equity method investment. On May 16, 2024, we acquired the remaining 85% of Carrols issued and outstanding shares that were not already held by us or our affiliates for $9.55 per share in an all cash transaction (the “Carrols Acquisition”) in order to accelerate the reimaging of restaurants before refranchising the majority of the acquired portfolio to new or existing smaller franchise operations. The Carrols Acquisition was accounted for as a business combination by applying the acquisition method of accounting and Carrols became our wholly owned consolidated subsidiary.
The acquisition of the 85% equity interest of Carrols was accounted for as a step acquisition, which required remeasurement of our existing 15% ownership interest in Carrols to fair value. We utilized the $9.55 per share acquisition price to determine the fair value of the existing equity interest. This resulted in an increase in the value of our existing 15% equity interest and the recognition of a gain of $79 million (the “Step Acquisition Gain”), which is included in (Income) loss from equity method investments in our consolidated statements of operations for 2024.
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
Fees and expenses related to the Carrols Acquisition and related financings totaled approximately $11 million during 2024, consisting of professional fees and compensation related expenses which are classified as general and administrative expenses in the accompanying consolidated statements of operations (the “Carrols Acquisition Costs”).

During the fourth quarter of 2024, we adjusted our preliminary estimate of the fair value of net assets acquired. The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (in millions):

May 16, 2024
Total current assets	$81
Property and equipment	294
Reacquired franchise rights	363
Operating lease assets	705
Other assets	24
Accounts and drafts payable	(13)
Other accrued liabilities	(150)
Current portion of long-term debt and finance leases	(434)
Finance leases, net of current portion	(9)
Operating lease liabilities, net of current portion	(684)
Other liabilities	(10)
Total identifiable net assets	167
Goodwill	481
Total consideration	$648
The adjustments to the preliminary estimate of net assets acquired resulted in a $16 million increase to the preliminary estimated goodwill, primarily reflecting a $22 million decrease in the estimated fair value of reacquired franchise rights, partially offset by changes in estimated fair values of other net assets acquired.
The purchase price allocation reflects preliminary fair value estimates for property and equipment, deferred income taxes and goodwill, which are based on management's analysis, including preliminary work performed by third-party valuation specialists. During the measurement period, we will continue to obtain information to assist in determining and finalizing the fair value of these items.
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
Total revenues of Carrols from the acquisition date of May 16, 2024 through December 31, 2024, which have been included within Company restaurant sales in our consolidated financial statements, totaled $1,171 million.
Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated revenue for 2024 and 2023 as if the Carrols Acquisition had occurred on January 1, 2023 (in millions):

	2024	2023
Total revenues	$9,022	$8,707
The unaudited supplemental pro forma consolidated revenue gives effect to actual revenues prior to the Carrols Acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the Step Acquisition Gain and Carrols Acquisition Costs (as discussed above), supplemental pro forma net earnings, assuming the Carrols Acquisition had occurred on January 1, 2023, would not be materially different from the results reported during 2024 and 2023.
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
The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	2024	2023	2022
Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$1,021	$1,190	$1,008
Net income allocated to Partnership exchangeable unitholders	421	525	471
Net income attributable to common unitholders	$1,442	$1,715	$1,479
Denominator - basic and diluted partnership units:
Weighted average Class A common units	204	202	202
Weighted average Partnership exchangeable units	131	139	144
Earnings per unit - basic and diluted:
Class A common units (a)	$5.00	$5.89	$4.99
Partnership exchangeable units (a)	$3.21	$3.78	$3.28
(a)Earnings per unit may not recalculate exactly as it is calculated based on unrounded numbers.
Note 5. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2024	2023
Land	$952	$987
Buildings and improvements	1,334	1,193
Restaurant equipment	310	215
Furniture, fixtures, and other	280	347
Finance leases	331	335
Construction in progress	116	62
	3,323	3,139
Accumulated depreciation and amortization	(1,087)	(1,187)
Property and equipment, net	$2,236	$1,952
Depreciation and amortization expense on property and equipment totaled $186 million for 2024, $137 million for 2023 and $135 million for 2022.
Included in our property and equipment, net at December 31, 2024 and 2023 are $211 million and $226 million, respectively, of assets leased under finance leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $120 million and $109 million, respectively.

Note 6. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2024			2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$707	$(369)	$338	$727	$(348)	$379
Reacquired franchise rights	374	(22)	352	—	—	—
Favorable leases	74	(53)	21	81	(54)	27
Subtotal	1,155	(444)	711	808	(402)	406
Indefinite-lived intangible assets:
Tim Hortons brand	$5,972	$—	$5,972	$6,423	$—	$6,423
Burger King brand	2,068	—	2,068	2,107	—	2,107
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,211	—	10,211	10,701	—	10,701
Intangible assets, net			$10,922			$11,107

Goodwill
TH segment	$3,841			$4,118
BK segment	240			232
PLK segment	844			844
FHS segment	193			193
INTL segment	377			388
RH segment	491			—
Total	$5,986			$5,775
Amortization expense on intangible assets totaled $58 million for 2024, $37 million for 2023, and $39 million for 2022. The changes in reacquired franchise rights and goodwill balances during 2024 was primarily due to the Carrols Acquisition. Refer to Note 3, Carrols Acquisition, for a description of goodwill and intangible assets recognized in connection with the Carrols Acquisition. Additionally, the changes in intangible assets and goodwill balances also reflect the impact of foreign currency translation during 2024.
As of December 31, 2024, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2025	$69
2026	68
2027	67
2028	66
2029	65
Thereafter	376
Total	$711

Note 7. Equity Method Investments
As discussed in Note 3, Carrols Acquisition, prior to May 16, 2024, we owned a 15% equity interest in Carrols, which was accounted for as an equity method investment. In connection with the Carrols Acquisition, we acquired the remaining 85% equity interest in Carrols, resulting in the Step Acquisition Gain. As a result of the Carrols Acquisition, Carrols became a wholly owned consolidated subsidiary beginning on May 16, 2024.
The aggregate carrying amount of our equity method investments was $113 million and $163 million as of December 31, 2024 and 2023, respectively, and is included as a component of Other assets, net in our consolidated balance sheets.
Except for the following equity method investments, no quoted market prices are available for our other equity method investments. The aggregate market value of our 9.4% equity interest in Zamp S.A. (formerly BK Brasil Operação e Assessoria a Restaurantes S.A.) based on the quoted market price on December 31, 2024 is approximately $9 million. The aggregate market value of our 4.2% equity interest in TH International Limited based on the quoted market price on December 31, 2024 was approximately $5 million. We evaluate declines in the market value of these equity method investments and as a result, during 2022, we recognized an impairment of $15 million due to a sustained decline in Carrols' share price and market capitalization.
We have equity interests in entities that own or franchise Tim Hortons, Burger King and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, including Carrols through May 15, 2024, consist of the following (in millions):

	2024	2023	2022
Revenues from affiliates:
Royalties	$369	$402	$353
Advertising revenues	36	79	71
Property revenues	13	32	31
Franchise fees and other revenue	21	21	18
Sales	17	19	18
Total	$456	$553	$491
At December 31, 2024 and 2023, we had $44 million and $61 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $14 million during 2024 and $13 million during 2023 and 2022.
We recognized rent expense associated with the TIMWEN Partnership of $21 million during 2024 and 2023 and $19 million during 2022.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
In June 2024, we acquired the Popeyes China (“PLK China”) business from Tims China (“the PLK China Acquisition”). In addition, Tims China issued us a $20 million three-year convertible note due June 28, 2027 and a $5 million three-year convertible note due August 15, 2027, which are included within other assets, net in the consolidated balance sheets as of December 31, 2024.

Note 8. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2024	2023
Current:
Distributions payable	$262	$245
Interest payable	69	67
Accrued compensation and benefits	143	147
Taxes payable	228	129
Deferred income	71	77
Accrued advertising expenses	35	58
Restructuring and other provisions	16	18
Current portion of operating lease liabilities	193	147
Other	124	117
Other accrued liabilities	$1,141	$1,005
Non-current:
Taxes payable	$52	$57
Contract liabilities (see Note 15)	517	555
Derivatives liabilities	1	227
Unfavorable leases	30	42
Accrued pension	23	34
Deferred income	54	57
Other	29	24
Other liabilities, net	$706	$996
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

	As of December 31,
	2024	2023
Term Loan B	$4,726	$5,175
Term Loan A	1,275	1,275
3.875% First Lien Senior Notes due 2028	1,550	1,550
3.50% First Lien Senior Notes due 2029	750	750
5.75% First Lien Senior Notes due 2025	—	500
6.125% First Lien Senior Notes due 2029	1,200	—
5.625% First Lien Senior Notes due 2029	500	—
4.375% Second Lien Senior Notes due 2028	750	750
4.00% Second Lien Senior Notes due 2030	2,900	2,900
TH Facility and other	108	143
Less: unamortized deferred financing costs and deferred issuance discount	(117)	(122)
Total debt, net	13,642	12,921
Less: current maturities of debt	(187)	(67)
Total long-term debt	$13,455	$12,854

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
On May 16, 2024, the Borrowers entered into a sixth incremental facility amendment and a ninth amendment (the “First 2024 Amendment”) to the credit agreement governing our Credit Facilities. The First 2024 Amendment increased the existing Term Loan B by $750 million to $5,912 million on the same terms as the existing Term Loan B. The First 2024 Amendment also amended the interest rate applicable to the Canadian dollar loans under the credit agreement to be based on Term Canadian Overnight Repo Rate Average (“CORRA”). The security and guarantees under the amended Credit Agreement are the same as those under the existing facilities. The First 2024 Amendment made no other material changes to the terms of the Credit Agreement. The proceeds from the increase in the Term Loan B were used, along with cash on hand, to complete the Carrols Acquisition, the repayment of amounts outstanding under the Carrols' credit agreement and the redemption and discharge of Carrols' outstanding senior notes.
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
As of December 31, 2024, the interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) term SOFR, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage-based pricing grid. The commitment fee on the unused portion of the Revolving Credit Facility is 0.15%. As of December 31, 2024, the interest rate on the Term Loan A was 5.61%. The principal amount of the Term Loan A amortizes in quarterly installments equal to $8 million beginning March 31, 2025 and $16 million beginning March 31, 2027 until maturity, with the balance payable at maturity.
As of December 31, 2024, the interest rate applicable to the Term Loan B is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (b) term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%. As of December 31, 2024, the interest rate on the Term Loan B was 6.11%. The principal amount of the Term Loan B amortizes in quarterly installments equal to $12 million until maturity, with the balance payable at maturity.
Revolving Credit Facility
As of December 31, 2024, we had no amounts outstanding under our Revolving Credit Facility. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or repurchases of RBI common shares or repurchases of partnership exchangeable units, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. The interest rate applicable to amounts drawn under each letter of credit is 0.75% to 1.50%, depending on our net first lien leverage ratio. As of December 31, 2024, we had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $1,248 million.
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by the Partnership and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC and substantially all of their respective Canadian and U.S. subsidiaries (the “Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and the Guarantors.

Senior Notes
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
5.625% First Lien Senior Notes due 2029
On September 13, 2024, the Borrowers entered into an indenture (the “5.625% First Lien Senior Notes Indenture”) in connection with the issuance of $500 million of 5.625% first lien senior notes due September 15, 2029 (the “5.625% First Lien Senior Notes due 2029”). No principal payments are due until maturity and interest is paid semi-annually. The net proceeds from the offering of the 5.625% First Lien Senior Notes due 2029, together with cash on hand, were used to redeem in full our outstanding 5.750% first lien senior notes due 2025 and pay related fees and expenses.
5.75% First Lien Senior Notes due 2025
On April 7, 2020, the Borrowers entered into an indenture (the “5.75% First Lien Senior Notes Indenture”) in connection with the issuance of $500 million of 5.75% first lien notes due April 15, 2025 (the “5.75% First Lien Senior Notes due 2025”). During 2024, we redeemed the entire outstanding principal balance of $500 million of the 5.75% First Lien Senior Notes due 2025 using proceeds from the offering of the 5.625% First Lien Senior Notes due 2029.
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
Obligations under the 3.875% First Lien Senior Notes due 2028, the 3.50% First Lien Senior Notes due 2029, the 6.125% First Lien Senior Notes due 2029 and the 5.625% First Lien Senior Notes due 2029 (collectively, the “First Lien Senior Note”) are guaranteed on a senior secured basis, jointly and severally, by the Guarantors. The First Lien Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Guarantors, including borrowings and guarantees under our Credit Facilities.

Obligations under the 4.375% Second Lien Senior Notes due 2028 and the 4.00% Second Lien Senior Notes due 2030 (together, the “Second Lien Senior Notes” and together with the First Lien Senior Notes, the “Senior Notes”) are guaranteed on a second priority senior secured basis, jointly and severally, by the Guarantors. The Second Lien Senior Notes are second lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Guarantors, including borrowings and guarantees of the Credit Facilities, and effectively subordinated to all of the existing and future first lien senior debt of the Borrowers and Guarantors.
The Borrowers may redeem a series of Senior Notes, in whole or in part, at any time at the redemption prices set forth in the applicable Senior Notes Indenture; provided that if the redemption is prior to October 15, 2025 for the 4.00% Second Lien Senior Notes due 2030, June 15, 2026 for the 6.125% First Lien Senior Notes due 2029, and September 15, 2026 for the 5.625% First Lien Senior Notes due 2029, it will instead be at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Senior Notes Indentures (as defined below) also contain redemption provisions related to tender offers, change of control and equity offerings, among others.
Restrictions and Covenants
Our Credit Facilities, as well as the 3.875% First Lien Senior Notes Indenture, 3.50% First Lien Senior Notes Indenture, 6.125% First Lien Senior Notes, 5.625% First Lien Senior Notes, 4.375% Second Lien Senior Notes Indenture and 4.00% Second Lien Senior Notes Indenture (all together the “Senior Notes Indentures”) contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; and engage in certain transactions with affiliates. In addition, under the Credit Facilities, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter beginning with the first fiscal quarter of 2020, (1) any amounts are outstanding under the Term Loan A and/or (2) the sum of (i) the amount of letters of credit outstanding exceeding $50 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swing line loans, exceeds 30.0% of the commitments under the Revolving Credit Facility.
The restrictions under the Credit Facilities and the Senior Notes Indentures have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2024, we were in compliance with applicable financial debt covenants under the Credit Facilities and the Senior Notes Indentures and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). Prior to June 30, 2024, the interest rate applicable to the TH Facility was the Canadian Bankers’ Acceptance rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Beginning July 1, 2024, the interest rate applicable to the TH Facility is the Adjusted Term CORRA rate plus an applicable margin equal to 1.40% or the Prime Rate plus an applicable margin equal to 0.40%, at our option. Obligations under the TH Facility are guaranteed by three of our subsidiaries, and amounts borrowed under the TH Facility are secured by certain parcels of real estate. As of December 31, 2024, we had approximately C$154 million outstanding under the TH Facility with a weighted average interest rate of 5.37%.
Debt Issuance Costs
During 2024, we incurred aggregate deferred financing costs of $41 million in connection with the First 2024 Amendment, the Second 2024 Amendment, the issuance of the 6.125% First Lien Senior Notes due 2029 and the issuance of the 5.625% First Lien Senior Notes due 2029. During 2023, we incurred aggregate deferred financing costs of $44 million in connection with the 7th Amendment. We did not incur any significant deferred financing costs during 2022.
Loss on Early Extinguishment of Debt
During 2024, we recorded a $33 million loss on early extinguishment of debt that primarily reflects expensing of fees and the write-off of unamortized debt issuance costs in connection with various amendments to our credit agreement and the full redemption of our outstanding 5.750% first lien senior notes due 2025. During 2023, we recorded a $16 million loss on early extinguishment of debt that primarily reflects expensing of fees in connection with the 7th Amendment and the write-off of unamortized debt issuance costs.

Maturities
The aggregate maturities of our long-term debt as of December 31, 2024 are as follows (in millions):

Year Ended December 31,	Principal Amount
2025	$187
2026	79
2027	111
2028	3,495
2029	2,498
Thereafter	7,389
Total	$13,759
Interest Expense, net
Interest expense, net consists of the following (in millions):

	2024	2023	2022
Debt (a)	$572	$576	$493
Finance lease obligations	19	19	19
Amortization of deferred financing costs and debt issuance discount	25	27	28
Interest income	(39)	(40)	(7)
Interest expense, net	$577	$582	$533
(a)Amount includes $135 million and $83 million benefit during 2024 and 2023, respectively, and $54 million of expense during 2022 related to our interest rate swaps. Amount includes $53 million, $61 million and $56 million benefit during 2024, 2023 and 2022, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 12, Derivative Instruments.

Note 10. Leases
As of December 31, 2024, we leased or subleased approximately 4,600 restaurant properties to franchisees under operating leases, direct financing leases and sales-type leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
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

Partnership as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2024	2023
Land	$779	$856
Buildings and improvements	962	1,102
Restaurant equipment	20	27
	1,761	1,985
Accumulated depreciation and amortization	(582)	(656)
Property and equipment leased, net	$1,179	$1,329
Our net investment in direct financing and sales-type leases is as follows (in millions):

	As of December 31,
	2024	2023
Future rents to be received:
Future minimum lease receipts	$105	$111
Contingent rents (a)	2	4
Estimated unguaranteed residual value	6	6
Unearned income	(25)	(26)
	88	95
Current portion included within accounts receivable	(5)	(5)
Net investment in property leased to franchisees (b)	$83	$90
(a)Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
(b)Included as a component of Other assets, net in our consolidated balance sheets.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2024	2023	2022
Rental income:
Minimum lease payments	$367	$385	$410
Variable lease payments	465	452	395
Amortization of favorable and unfavorable income lease contracts, net	1	2	1
Subtotal - lease income from operating leases	833	839	806
Earned income on direct financing and sales-type leases	4	12	7
Total property revenues	$837	$851	$813

Partnership as Lessee
Lease cost and other information associated with these lease commitments are as follows (in millions):
Lease Cost (Income)

	2024	2023	2022
Operating lease cost	$277	$201	$202
Operating lease variable lease cost	206	201	196
Finance lease cost:
Amortization of right-of-use assets	31	26	27
Interest on lease liabilities	19	19	19
Sublease income	(624)	(631)	(603)
Total lease income	$(91)	$(184)	$(159)
Lease Term and Discount Rate as of December 31, 2024 and 2023

	As of December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	10.6 years	9.5 years
Finance leases	10.8 years	11.2 years
Weighted-average discount rate:
Operating leases	5.8%	5.5%
Finance leases	5.8%	5.8%
Other Information for 2024, 2023 and 2022

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$267	$202	$198
Operating cash flows from finance leases	$19	$19	$19
Financing cash flows from finance leases	$36	$33	$31
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease obligations	$20	$32	$22
Right-of-use assets obtained in exchange for new operating lease obligations	$253	$168	$133

As of December 31, 2024, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases	Operating Leases
2025	$7	$324	$52	$299
2026	7	297	49	286
2027	7	272	43	271
2028	7	242	42	254
2029	6	212	34	233
Thereafter	71	946	211	1,332
Total minimum receipts / payments	$105	$2,293	431	2,675
Less amount representing interest			(110)	(712)
Present value of minimum lease payments			321	1,963
Current portion of lease obligations (b)			(35)	(193)
Long-term portion of lease obligations			$286	$1,770
(a)Minimum lease payments have not been reduced by minimum sublease rentals of $1,380 million due in the future under non-cancelable subleases.
(b)Current portion of operating lease obligations included as a component of Other accrued liabilities in our consolidated balance sheets.
As of December 31, 2024, we have executed real estate leases that have not yet commenced with estimated future nominal lease payments of approximately $26 million, which are not included in the tables above. These leases are expected to commence in 2025 with lease terms of generally 10 to 20 years.

Note 11. Income Taxes
Income before income taxes, classified by source of income, is as follows (in millions):

	2024	2023	2022
Canadian	$317	$493	$444
Foreign	1,492	960	921
Income before income taxes	$1,809	$1,453	$1,365

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	2024	2023	2022
Current:
Canadian	$96	$(47)	$(284)
U.S. Federal	113	77	105
U.S. state, net of federal income tax benefit	24	27	26
Other Foreign	136	108	96
	$369	$165	$(57)
Deferred:
Canadian	$(54)	$(37)	$20
U.S. Federal	(23)	(18)	(79)
U.S. state, net of federal income tax benefit	(24)	(5)	(9)
Other Foreign	96	(370)	8
	$(5)	$(430)	$(60)
Income tax expense (benefit)	$364	$(265)	$(117)
The statutory rate reconciles to the effective income tax rate as follows:

	2024	2023	2022
Statutory rate	26.5%	26.5%	26.5%
Costs and taxes related to foreign operations	5.2	5.3	3.8
Foreign tax rate differential	(12.7)	(15.1)	(13.7)
Change in valuation allowance	2.7	(0.8)	(0.7)
Change in accrual for tax uncertainties	(0.6)	(6.2)	(26.7)
Intercompany financing	(1.8)	(2.7)	1.2
Intra-Group reorganizations	—	(25.3)	—
Other	0.8	0.1	1.0
Effective income tax rate	20.1%	(18.2)%	(8.6)%
Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.
Income tax (benefit) expense allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2024	2023	2022
Income tax expense (benefit) from continuing operations	$364	$(265)	$(117)
Cash flow hedge in accumulated other comprehensive income (loss)	2	(14)	153
Net investment hedge in accumulated other comprehensive income (loss)	(16)	22	77
Foreign Currency Translation in accumulated other comprehensive income (loss)	—	1	—
Pension liability in accumulated other comprehensive income (loss)	1	2	2
Total	$351	$(254)	$115

The significant components of deferred income tax (benefit) expense attributable to income from continuing operations are as follows (in millions):

	2024	2023	2022
Deferred income tax (benefit) expense	$(39)	$(1,788)	$79
Change in valuation allowance	50	1,357	(143)
Change in effective U.S. state income tax rate	(15)	2	3
Change in effective foreign income tax rate	(1)	(1)	1
Total	$(5)	$(430)	$(60)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2024	2023
Deferred tax assets:
Accounts and notes receivable	$3	$5
Accrued employee benefits	53	53
Leases	95	104
Operating lease liabilities	504	311
Liabilities not currently deductible for tax	665	452
Tax loss and credit carryforwards	1,050	1,042
Intangible assets	993	1,048
Total gross deferred tax assets	3,363	3,015
Valuation allowance	(1,588)	(1,563)
Net deferred tax assets	$1,775	$1,452
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	16	7
Intangible assets	1,738	1,743
Leases	113	128
Operating lease assets	475	288
Statutory impairment	26	28
Derivatives	63	47
Outside basis difference	36	28
Other	30	5
Total gross deferred tax liabilities	$2,497	$2,274
Net deferred tax liability	$722	$822
The valuation allowance had a net increase of $25 million during 2024 primarily due to changes in estimates and foreign tax credits.

Changes in the valuation allowance are as follows (in millions):

	2024	2023	2022
Beginning balance	$1,563	$194	$356
Change in estimates recorded to deferred income tax expense	32	(12)	(9)
Additions related to deferred tax assets generated in current year	—	1,369	—
Changes in losses and credits	18	—	(134)
(Reductions) additions related to other comprehensive income	(25)	12	(19)
Ending balance	$1,588	$1,563	$194

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2024 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$313	2036-2044
Canadian capital loss carryforwards	213	Indefinite
U.S. state net operating loss carryforwards	482	2025-Indefinite
U.S. federal net operating loss carryforwards	97	Indefinite
U.S. capital loss carryforwards	15	2025
U.S. foreign tax credits	112	2025-2044
Other foreign net operating loss carryforwards	41	Indefinite
Other foreign net operating loss carryforwards	103	2025-2041
Other foreign capital loss carryforward	30	Indefinite
Other foreign credits	707	2033
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
We had $44 million and $58 million of unrecognized tax benefits at December 31, 2024 and December 31, 2023, respectively, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2024	2023	2022
Beginning balance	$58	$139	$437
Additions for tax positions related to the current year	2	5	(5)
Additions for tax positions of prior years	—	7	3
Reductions for tax positions of prior years	(9)	(14)	(15)
Additions for settlement	—	6	—
Reductions due to statute expiration	(7)	(85)	(281)
Ending balance	$44	$58	$139
Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. We do not expect to reduce unrecognized tax benefits during the twelve months beginning January 1, 2025.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $12 million and $11 million at December 31, 2024 and 2023, respectively. Potential interest and penalties associated with uncertain tax positions in various jurisdictions recognized was $3 million during 2024, $4 million during 2023 and $3 million during 2022. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file income tax returns with Canada and its provinces and territories. Generally, we are subject to routine examinations by the Canada Revenue Agency (“CRA”). The CRA is conducting examinations of the 2015 through 2020 taxation years. Additionally, income tax returns filed with various provincial jurisdictions are generally open to examination for periods up to six years subsequent to the filing and assessment of the respective return.
We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and other foreign jurisdictions. We are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as other foreign tax jurisdictions. Taxable years of such U.S. companies are closed through 2020 for U.S. federal income tax purposes. We have various U.S. federal, state and other foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
Note 12. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At December 31, 2024, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at December 31, 2024, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the interest rate on all these interest rate swaps transitioned from LIBOR to SOFR, with no impact to hedge effectiveness and no change in accounting treatment as a result of applicable accounting relief guidance for the transition away from LIBOR. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
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
At December 31, 2024, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $89 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2024, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At December 31, 2024, we had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $5,700 million to partially hedge the net investment in our Canadian subsidiaries. In November 2024, we restructured $5,000 million of cross-currency rate swaps, of which $1,950 million have a maturity of September 30, 2028, $1,400 million have a maturity of October 31, 2029 and $1,650 million have a maturity of October 31, 2030. The restructure resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, in November 2024 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $700 million through the maturity date of October 31, 2027 (“incremental swaps”). At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge. Excluding the incremental swaps, at all times during 2024, 2023, and 2022, we have had $5,000 million of notional amount of cross-currency rate swaps between the Canadian dollar and U.S. dollar designated as hedges.
During 2022, we de-designated existing cross-currency rate swap hedges between the Canadian dollar and U.S. dollar with a total notional amount of $5,000 million for hedge accounting. As a result of these de-designations, changes in fair value of these un-designated hedges were recognized in earnings. Concurrently with these de-designations and to offset the changes in fair value recognized in earnings, we entered into off-setting cross-currency rate swaps, with a total notional amount of $5,000 million, that were not designated as a hedge for hedge accounting and as such changes in fair value were recognized in earnings. The balances in AOCI associated with the de-designated cross-currency rate swaps will remain in AOCI and will only be reclassified into earnings if and when the net investment in our Canadian subsidiaries is sold or substantially sold. The entire notional amount of the de-designated cross-currency rate swaps and the off-setting cross-currency rate swaps were cash settled during 2022 for approximately $35 million in net proceeds and included within investing activities in the consolidated statements of cash flows.
At December 31, 2024, we had outstanding cross-currency rate swap contracts between the euro and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million were entered during 2023 and have a maturity date of October 31, 2026, $1,200 million were entered during 2023 and have a maturity date of November 30, 2028, and $150 million were entered during 2021 and have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges. The cross-currency rate swaps that were entered during 2023 replaced our previously existing cross-currency rate swaps with a total notional value of $2,100 million that were settled in 2023 as detailed below.
During 2023, we settled our previously existing cross-currency rate swaps in which we paid quarterly fixed-rate interest payments on the euro notional amount of €1,108 million and received quarterly fixed-rate interest payments on the U.S. dollar notional amount of $1,200 million and an original maturity date of February 17, 2024. During 2023, we also settled our previously existing cross-currency rate swap contracts between the euro and U.S. dollar with a notional value of $900 million and an original maturity date of February 17, 2024. In connection with these settlements, we received $69 million in cash which is included within investing activities in the consolidated statements of cash flows.
In connection with the cross-currency rate swaps hedging Canadian dollar and euro net investments, we utilize the spot method to exclude the interest component (the “Excluded Component”) from the accounting hedge without affecting net investment hedge accounting and amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in the consolidated statements of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated.
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2024, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $169 million with maturities to January 15, 2026. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	2024	2023	2022
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$133	$41	$509
Forward-currency contracts	$13	$(2)	$14
Derivatives designated as net investment hedges
Cross-currency rate swaps	$298	$(210)	$409
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		2024	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$135	$83	$(54)
Forward-currency contracts	Cost of sales	$3	$7	$8

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		2024	2023	2022
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$53	$61	$56

	Fair Value as of December 31,
	2024	2023	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$194	$190	Other assets, net
Interest rate	1	—	Prepaids and other current assets
Foreign currency	8	—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	83	7	Other assets, net
Total assets at fair value	$286	$197

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$—	$2	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	1	227	Other liabilities, net
Total liabilities at fair value	$1	$229

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
Pursuant to exchange notices received, Partnership exchanged 6,559,187, 9,398,876 and 1,996,818 Partnership exchangeable units in 2024, 2023 and 2022, respectively. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares and each such Partnership exchangeable unit was cancelled concurrently with the exchange. Partnership exchangeable units exchanged for RBI common shares subsequent to December 31, 2023 also result in the issuance of additional Partnership Class A common units to RBI in an amount equal to the number of RBI common shares exchanged. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheets in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheets in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares.
RBI Share Repurchases
On August 31, 2023, the RBI board of directors approved a share repurchase program that allows RBI to purchase up to $1,000 million of RBI common shares until September 30, 2025. During 2024, RBI did not repurchase any RBI common shares. During 2023, RBI repurchased and cancelled 7,639,137 common shares for $500 million. During 2022, RBI repurchased and cancelled 6,101,364 common shares for $326 million. Pursuant to the terms of the partnership agreement, Partnership made a distribution to RBI on the Class A common units in an amount sufficient for RBI to fund such share repurchases.

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2021	$196	$(30)	$(1,190)	$(1,024)
Foreign currency translation adjustment	—	—	(703)	(703)
Net change in fair value of derivatives, net of tax	714	—	—	714
Amounts reclassified to earnings of cash flow hedges, net of tax	34	—	—	34
Pension and post-retirement benefit plans, net of tax	—	6	—	6
Balances at December 31, 2022	$944	$(24)	$(1,893)	$(973)
Foreign currency translation adjustment	—	—	250	250
Net change in fair value of derivatives, net of tax	(203)	—	—	(203)
Amounts reclassified to earnings of cash flow hedges, net of tax	(66)	—	—	(66)
Pension and post-retirement benefit plans, net of tax	—	7	—	7
Balances at December 31, 2023	$675	$(17)	$(1,643)	$(985)
Foreign currency translation adjustment	—	—	(858)	(858)
Net change in fair value of derivatives, net of tax	421	—	—	421
Amounts reclassified to earnings of cash flow hedges, net of tax	(101)	—	—	(101)
Pension and post-retirement benefit plans, net of tax	—	(2)	—	(2)
Balances at December 31, 2024	$995	$(19)	$(2,501)	$(1,525)
Note 14. Share-based Compensation
Share-based compensation expense associated with the participation of Partnership and its subsidiaries in RBI’s share-based compensation plans is recognized in Partnership’s Financial Statements.
RBI is currently issuing awards under the 2023 Omnibus Incentive Plan (the “2023 Plan”) and the number of shares available for issuance under such plan as of December 31, 2024 was 13,641,631. The 2023 Plan permits the grant of several types of awards with respect to RBI common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include RBI, S&P 500 Index and/or individual performance based-vesting conditions.
RBI also has some outstanding awards under legacy plans for Burger King and Tim Hortons, which were assumed in connection with the merger and amalgamation of those entities within the RBI group. No new awards may be granted under the Amended and Restated 2014 Omnibus Incentive Plan as amended that preceded the 2023 Plan or these legacy Burger King or legacy Tim Hortons plans.
Share-based compensation expense is generally classified as general and administrative expenses in the consolidated statements of operations and consists of the following for the periods presented (in millions):

	2024	2023	2022
Total share-based compensation expense	$161	$177	$121
As of December 31, 2024, total unrecognized compensation cost related to share-based compensation arrangements was $218 million and is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock Units
RSUs are generally entitled to dividend equivalents, which are not distributed unless the related awards vest. Upon vesting, the amount of the dividend equivalent, which is distributed in additional RSUs, except in the case of RSUs awarded to non-management members of RBI’s board of directors, is equal to the equivalent of the aggregate dividends declared on common shares during the period from the date of grant of the award compounded until the date the shares underlying the award are delivered. RBI grants fully vested RSUs, with dividend equivalent rights that accrue in cash, to non-employee members of its board of directors in lieu of a cash retainer and committee fees. All such RSUs will settle and common shares of RBI will be issued following termination of service by the board member.
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
During 2022, RBI granted performance-based RSUs that cliff vest three years from the original grant date based on achievement of performance metrics with a multiplier that can increase or decrease the amount vested based on the achievement of contractually defined relative total shareholder return targets with respect to the S&P 500 Index. Performance-based RSUs granted in 2021, 2023 and 2024 cliff vest three years from the original grant date based solely on defined relative total shareholder return targets with respect to the S&P 500 Index. Performance-based RSUs granted to the CEO of RBI in 2023 cliff vest five years from the date of grant and may be earned from 50% for threshold performance to 200% for maximum performance, based on meeting performance targets tied to the appreciation of the price of RBI common shares, with none of the award being earned if the threshold is not met. The respective fair value of these performance-based RSU awards was based on a Monte Carlo Simulation valuation model and these market condition awards are expensed over the vesting period. The total fair value of performance-based RSUs that solely have a performance condition relative to the S&P 500 Index does not change regardless of the value that the award recipients ultimately receive.
For grants of time-vested RSUs, if the employee is terminated for any reason prior to any vesting date, the employee will forfeit all of the RSUs that are unvested at the time of termination. For grants of performance-based RSUs beginning in 2021, if the employee is terminated within the first two years of the Anniversary Date, 100% of the performance-based RSUs will be forfeited. If we terminate the employment of a performance-based RSU holder without cause at least two years after the grant date, or if the employee retires, the employee will become vested in 67% of the performance-based RSUs that are earned based on the performance criteria.
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

Restricted Stock Units Activity
The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2024:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	3,034	$60.29	7,346	$57.68
Granted	967	$73.91	991	$73.14
Vested and settled	(1,412)	$63.34	(2,225)	$62.56
Dividend equivalents granted	85	$—	191	$—
Forfeited	(315)	$65.06	(487)	$69.25
Outstanding at December 31, 2024	2,359	$62.74	5,816	$57.04
The weighted-average grant date fair value of time-vested RSUs granted was $68.40 and $57.24 during 2023 and 2022, respectively. The weighted-average grant date fair value of performance-based RSUs granted was $59.66 and $51.31 during 2023 and 2022, respectively. The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of RBI during 2024, 2023 and 2022 was $271 million, $141 million and $58 million, respectively.
Stock Options
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
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards granted in 2022 at the grant date. There were no significant stock option awards granted in 2024 or 2023.

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

Stock Options Activity
The following is a summary of stock option activity under our plans for the year ended December 31, 2024:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2024	6,198	$60.23
Granted	—	$—
Exercised	(1,538)	$50.35
Forfeited	(45)	$65.44
Outstanding at December 31, 2024	4,615	$62.91	$14,470	5.6
Exercisable at December 31, 2024	1,656	$57.39	$12,921	2.9
Vested or expected to vest at December 31, 2024	4,492	$62.85	$14,358	5.6

(a)The intrinsic value represents the amount by which the fair value of RBI's stock exceeds the option exercise price at December 31, 2024.
The weighted-average grant date fair value per stock option granted was $18.61, and $17.52 during 2023 and 2022, respectively. No stock options were granted by RBI in 2024. The total intrinsic value of stock options exercised was $38 million during 2024, $30 million during 2023, and $10 million during 2022.

Note 15. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2023 and December 31, 2024 (in millions):

Contract Liabilities
Balance at December 31, 2023	$555
Recognized during period and included in the contract liability balance at the beginning of the year	(60)
Increase, excluding amounts recognized as revenue during the period	56
Effective settlement of pre-existing contract liabilities in connection with Carrols Acquisition	(22)
Impact of foreign currency translation	(12)
Balance at December 31, 2024	$517

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of December 31, 2024 (in millions):

Contract liabilities expected to be recognized in
2025	$53
2026	51
2027	47
2028	44
2029	41
Thereafter	281
Total	$517
Disaggregation of Total Revenues
As described in Note 18, Segment Reporting and Geographical Information, following the Carrols Acquisition and PLK China Acquisition, we are reporting the operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China restaurants in a new operating and reportable segment called Restaurant Holdings (“RH”) from the respective date of acquisition.
The following tables disaggregate revenue by segment (in millions):

	2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$2,708	$—	$—	$—	$—	$—	$—	$2,708
Company restaurant sales	45	242	148	41	—	1,116	—	1,592
Royalties	332	484	300	71	803	—	(50)	1,940
Property revenues	622	219	14	—	2	—	(20)	837
Franchise fees and other revenue	32	17	11	34	48	—	—	142
Advertising revenues and other services	301	488	295	68	82	—	(47)	1,187
Total revenues	$4,040	$1,450	$768	$214	$935	$1,116	$(117)	$8,406
(a)Represents elimination of intersegment revenues that consists of royalties, property and advertising and other services revenue recognized by BK and INTL from intersegment transactions with RH.

	2023
	TH	BK	PLK	FHS	INTL	Total
Supply chain sales	$2,679	$—	$—	$—	$—	$2,679
Company restaurant sales	46	97	89	39	—	271
Royalties	324	483	291	69	753	1,920
Property revenues	609	227	13	—	2	851
Franchise fees and other revenue	22	20	10	31	49	132
Advertising revenues and other services	292	470	289	48	70	1,169
Total revenues	$3,972	$1,297	$692	$187	$874	$7,022

	2022
	TH	BK	PLK	FHS	INTL	Total
Supply chain sales	$2,583	$—	$—	$—	$—	$2,583
Company restaurant sales	48	70	78	40	—	236
Royalties	302	450	264	66	655	1,737
Property revenues	576	222	12	—	3	813
Franchise fees and other revenue	26	16	8	19	42	111
Advertising revenues and other services	266	438	257	13	51	1,025
Total revenues	$3,801	$1,196	$619	$138	$751	$6,505
Note 16. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2024	2023	2022
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$3	$16	$4
Litigation settlements and reserves, net	—	1	11
Net losses (gains) on foreign exchange	(71)	20	(4)
Other, net	9	18	14
Other operating expenses (income), net	$(59)	$55	$25
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
Net losses (gains) on foreign exchange consist of remeasurement of foreign denominated assets and liabilities, primarily intercompany financing.
Other, net for 2023 and 2022 are primarily related to payments in connection with FHS area representative buyouts.
Note 17. Commitments and Contingencies
Letters of Credit
As of December 31, 2024, we had $24 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $2 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2024, no amounts had been drawn on any of these irrevocable standby letters of credit.
Purchase Commitments
As of December 31, 2024, we have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $84 million over the next five years, some of which have early termination fees and commitments to purchase advertising which totaled $192 million, most of which is due within the next 12 months. We also entered into commitments to purchase beverage and restaurant equipment which totaled $23 million over the next four years.

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
On October 7, 2024, purported former shareholders of Carrols filed a complaint in the Court of Chancery of the State of Delaware against RBI and two individuals that were on the board of Carrols. The complaint alleges claims for breach of fiduciary duty by RBI, as a purported controlling shareholder of Carrols, and unjust enrichment by RBI in connection with the acquisition of Carrols, as well as claims for breaches of fiduciary duty by the two individual directors. The complaint generally alleges that RBI coerced Carrols into the transaction, and that the two directors failed to disclose that their interests differed from the interests of other Carrols shareholders, and that the two directors were not independent from RBI. The complaint seeks equitable relief, damages and fees and expenses. We filed a motion to dismiss in December 2024 and the plaintiffs filed an amended complaint in February 2025. We intend to vigorously defend these claims, however, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
Note 18. Segment Reporting and Geographical Information
As stated in Note 1, Description of Business and Organization, we manage four brands: Tim Hortons, Burger King, Popeyes and Firehouse Subs.
Our management structure and information regularly reviewed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reflects five operating and reportable segments that reflect our franchisor operations consistent with how the business will be managed long-term. Additionally, following the Carrols Acquisition and PLK China Acquisition in the second quarter of 2024, we established a sixth operating and reportable segment, which includes results from the Burger King restaurants acquired as part of the Carrols Acquisition and the PLK China restaurants and will include results from Firehouse Subs Brazil (“FHS Brazil”) beginning in 2025, to reflect the manner in which our CODM manages and assesses performance of these acquired businesses. As a result, our six operating and reportable segments consist of the following:
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
3.Popeyes Louisiana Kitchen – operations of our Popeyes brand in the U.S. and Canada (“PLK”);
4.Firehouse Subs – operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – operations of each of our brands outside the U.S. and Canada, excluding results of PLK China and FHS Brazil restaurants included in our RH segment (“INTL”); and
6.Restaurant Holdings – operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China and FHS Brazil restaurants (“RH”).

Our measure of segment income is Adjusted Operating Income which represents income from operations adjusted to exclude (i) franchise agreement and reacquired franchise right intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition and the PLK China Acquisition consisting primarily of professional fees, compensation-related expenses and integration costs (“RH Transaction costs”); (ii) non-recurring fees and expense incurred in connection with the acquisition of Firehouse Subs consisting primarily of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (iii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
The following tables present total segment revenues, significant segment expenses that are regularly reviewed by the CODM to manage and assess segment performance and segment income, as well as depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions). For the periods referenced, segment franchise and property expenses (“Segment F&P expenses”) for each segment excludes franchise agreement and reacquired franchise rights amortization and Segment G&A for each segment excludes RH Transaction costs, FHS Transaction costs and Corporate restructuring and advisory fees (each as defined below). For segment reporting purposes, capital expenditures include payments for additions of property and equipment during the period, as well as the change in accruals for additions of property and equipment since the prior period. For 2024, capital expenditures for RH excludes $7 million of accruals for additions of property and equipment assumed in connection with the Carrols Acquisition.

	2024
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$4,040	$1,333	$768	$214	$935	$1,116	$—	$8,406
Intersegment revenues	—	117	—	—	—	—	(117)	—
Total revenues	$4,040	$1,450	$768	$214	$935	$1,116	$(117)	$8,406

Operating costs and expenses:
Supply chain cost of sales	2,180	—	—	—	—	—	—	2,180
Company restaurant expenses (a)	37	221	129	36	—	965	(60)	1,328
Segment F&P expenses	330	122	9	8	31	—	(10)	490
Advertising expenses and other services	307	558	303	70	90	49	(47)	1,330
Segment G&A	158	139	84	51	200	59	—	691
Adjustments:
Cash distributions received from equity method investments	15	—	—	—	—	—	—	15
Adjusted Operating Income	1,043	410	243	48	614	44	—	2,402

Additional segment information:
Depreciation and amortization	111	49	13	5	27	59	—	264
(Income) loss from equity method investments	(15)	(78)	—	—	24	—	—	(69)
Capital expenditures	47	72	23	6	11	86	—	245
(a)The components of Company restaurant expenses for our RH segment are included below.

	2023
	TH	BK	PLK	FHS	INTL	Total
Total revenues	$3,972	$1,297	$692	$187	$874	$7,022

Operating costs and expenses:
Supply chain cost of sales	2,193	—	—	—	—	2,193
Company restaurant expenses	38	90	80	34	—	242
Segment F&P expenses	319	133	10	8	11	481
Advertising expenses and other services	309	543	295	49	77	1,273
Segment G&A	168	145	86	58	190	647
Adjustments:
Cash distributions received from equity method investments	14	—	—	—	—	14
Adjusted Operating Income	958	386	221	38	597	2,200

Additional segment information:
Depreciation and amortization	108	46	11	4	22	191
(Income) loss from equity method investments	(15)	8	—	—	(1)	(8)
Capital expenditures	51	37	9	4	19	120

	2022
	TH	BK	PLK	FHS	INTL	Total
Total revenues	$3,801	$1,196	$619	$138	$751	$6,505

Operating costs and expenses:
Supply chain cost of sales	2,093	—	—	—	—	2,093
Company restaurant expenses	38	74	72	35	—	219
Segment F&P expenses	325	133	9	6	13	486
Advertising expenses and other services	282	468	261	12	54	1,077
Segment G&A	151	126	72	52	160	561
Adjustments:
Cash distributions received from equity method investments	13	—	—	—	2	15
Adjusted Operating Income	925	396	205	33	525	2,084

Additional segment information:
Depreciation and amortization	114	45	10	4	17	190
(Income) loss from equity method investments	(13)	27	—	—	30	44
Capital expenditures	39	31	9	3	18	100
The following table presents the components of Company restaurant expenses for our RH segment (in millions):

2024
Company restaurant expenses for RH segment
Food, beverage and packaging costs	$312
Restaurant wages and related expenses	358
Restaurant occupancy expense and other	295
Total	$965

The following tables present revenues by country (in millions):

	2024	2023	2022
Revenues by country (b):
Canada	$3,684	$3,630	$3,484
United States	3,783	2,518	2,270
Other	939	874	751
Total	$8,406	$7,022	$6,505
(b) Only Canada and the United States represented 10% or more of our total revenues in each period presented.

Our CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to our CODM or used in his decisions to allocate resources or assess performance of the segments. Therefore, total segment assets and long-lived assets have not been disclosed.
Total long-lived assets by country are as follows (in millions):

	As of December 31,
	2024	2023
By country:
Canada	$1,435	$1,545
United States	2,684	1,578
Other	52	41
Total	$4,171	$3,164
Long-lived assets include property and equipment, net, finance and operating lease right of use assets, net and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2024 and December 31, 2023.

Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of segment income to net income consists of the following (in millions):

	2024	2023	2022
Segment income:
TH	$1,043	$958	$925
BK	410	386	396
PLK	243	221	205
FHS	48	38	33
INTL	614	597	525
RH	44	—	—
Adjusted Operating Income	2,402	2,200	2,084
Franchise agreement and reacquired franchise rights amortization	53	31	32
RH Transaction costs	22	—	—
FHS Transaction costs	—	19	24
Corporate restructuring and advisory fees	20	38	46
Impact of equity method investments (a)	(53)	6	59
Other operating expenses (income), net	(59)	55	25
Income from operations	2,419	2,051	1,898
Interest expense, net	577	582	533
Loss on early extinguishment of debt	33	16	—
Income tax expense (benefit)	364	(265)	(117)
Net income	$1,445	$1,718	$1,482
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.
Note 19. Supplemental Financial Information
1011778 B.C. Unlimited Liability Company (the “Parent Issuer”) and New Red Finance Inc. (the “Co-Issuer” and together with the Parent Issuer, the “Issuers”) entered into indentures for the Senior Notes described in Note 9, Long-Term Debt.  The indentures allow the financial reporting obligation of the Parent Issuer to be satisfied through the reporting of Partnership’s consolidated financial information, provided that the consolidated financial information of the Parent Issuer and its restricted subsidiaries is presented on a standalone basis.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2024

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,334	$—	$—	$1,334
Accounts and notes receivable, net	698	—	—	698
Inventories, net	142	—	—	142
Prepaids and other current assets	108	—	—	108
Total current assets	2,282	—	—	2,282
Property and equipment, net	2,236	—	—	2,236
Operating lease assets, net	1,852	—	—	1,852
Intangible assets, net	10,922	—	—	10,922
Goodwill	5,986	—	—	5,986
Intercompany receivable	—	262	(262)	—
Investment in subsidiaries	—	4,843	(4,843)	—
Other assets, net	1,354	—	—	1,354
Total assets	$24,632	$5,105	$(5,105)	$24,632
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$765	$—	$—	$765
Other accrued liabilities	879	262	—	1,141
Gift card liability	236	—	—	236
Current portion of long-term debt and finance leases	222	—	—	222
Total current liabilities	2,102	262	—	2,364
Long-term debt, net of current portion	13,455	—	—	13,455
Finance leases, net of current portion	286	—	—	286
Operating lease liabilities, net of current portion	1,770	—	—	1,770
Other liabilities, net	706	—	—	706
Payables to affiliates	262	—	(262)	—
Deferred income taxes, net	1,208	—	—	1,208
Total liabilities	19,789	262	(262)	19,789
Partners’ capital:
Class A common units	—	10,607	—	10,607
Partnership exchangeable units	—	(4,241)	—	(4,241)
Common shares	2,503	—	(2,503)	—
Retained earnings	3,863	—	(3,863)	—
Accumulated other comprehensive income (loss)	(1,525)	(1,525)	1,525	(1,525)
Total Partners’ capital/shareholders’ equity	4,841	4,841	(4,841)	4,841
Noncontrolling interests	2	2	(2)	2
Total equity	4,843	4,843	(4,843)	4,843
Total liabilities and equity	$24,632	$5,105	$(5,105)	$24,632

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2024

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Supply chain sales	$2,708	$—	$—	$2,708
Company restaurant sales	1,592	—	—	1,592
Franchise and property revenues	2,919	—	—	2,919
Advertising revenues and other services	1,187	—	—	1,187
Total revenues	8,406	—	—	8,406
Operating costs and expenses:
Supply chain cost of sales	2,180	—	—	2,180
Company restaurant expenses	1,328	—	—	1,328
Franchise and property expenses	544	—	—	544
Advertising expenses and other services	1,330	—	—	1,330
General and administrative expenses	733	—	—	733
(Income) loss from equity method investments	(69)	—	—	(69)
Other operating expenses (income), net	(59)	—	—	(59)
Total operating costs and expenses	5,987	—	—	5,987
Income from operations	2,419	—	—	2,419
Interest expense, net	577	—	—	577
Loss on early extinguishment of debt	33	—	—	33
Income before income taxes	1,809	—	—	1,809
Income tax expense	364	—	—	364
Net income	1,445	—	—	1,445
Equity in earnings of consolidated subsidiaries	—	1,445	(1,445)	—
Net income (loss)	1,445	1,445	(1,445)	1,445
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$1,442	$1,442	$(1,442)	$1,442
Total comprehensive income (loss)	$905	$905	$(905)	$905

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Supply chain sales	$2,679	$—	$—	$2,679
Company restaurant sales	271	—	—	271
Franchise and property revenues	2,903	—	—	2,903
Advertising revenues and other services	1,169	—	—	1,169
Total revenues	7,022	—	—	7,022
Operating costs and expenses:
Supply chain cost of sales	2,193	—	—	2,193
Company restaurant expenses	242	—	—	242
Franchise and property expenses	512	—	—	512
Advertising expenses and other services	1,273	—	—	1,273
General and administrative expenses	704	—	—	704
(Income) loss from equity method investments	(8)	—	—	(8)
Other operating expenses (income), net	55	—	—	55
Total operating costs and expenses	4,971	—	—	4,971
Income from operations	2,051	—	—	2,051
Interest expense, net	582	—	—	582
Loss on early extinguishment of debt	16	—	—	16
Income before income taxes	1,453	—	—	1,453
Income tax benefit	(265)	—	—	(265)
Net income	1,718	—	—	1,718
Equity in earnings of consolidated subsidiaries	—	1,718	(1,718)	—
Net income (loss)	1,718	1,718	(1,718)	1,718
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$1,715	$1,715	$(1,715)	$1,715
Total comprehensive income (loss)	$1,706	$1,706	$(1,706)	$1,706

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Supply chain sales	$2,583	$—	$—	$2,583
Company restaurant sales	236	—	—	236
Franchise and property revenues	2,661	—	—	2,661
Advertising revenues and other services	1,025	—	—	1,025
Total revenues	6,505	—	—	6,505
Operating costs and expenses:
Supply chain cost of sales	2,093	—	—	2,093
Company restaurant expenses	219	—	—	219
Franchise and property expenses	518	—	—	518
Advertising expenses and other services	1,077	—	—	1,077
General and administrative expenses	631	—	—	631
(Income) loss from equity method investments	44	—	—	44
Other operating expenses (income), net	25	—	—	25
Total operating costs and expenses	4,607	—	—	4,607
Income from operations	1,898	—	—	1,898
Interest expense, net	533	—	—	533
Income before income taxes	1,365	—	—	1,365
Income tax benefit	(117)	—	—	(117)
Net income	1,482	—	—	1,482
Equity in earnings of consolidated subsidiaries	—	1,482	(1,482)	—
Net income (loss)	1,482	1,482	(1,482)	1,482
Net income (loss) attributable to noncontrolling interests	3	3	(3)	3
Net income (loss) attributable to common unitholders	$1,479	$1,479	$(1,479)	$1,479
Total comprehensive income (loss)	$1,533	$1,533	$(1,533)	$1,533

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2024

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,445	$1,445	$(1,445)	$1,445
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,445)	1,445	—
Depreciation and amortization	264	—	—	264
Non-cash loss on early extinguishment of debt	23	—	—	23
Amortization of deferred financing costs and debt issuance discount	25	—	—	25
(Income) loss from equity method investments	(69)	—	—	(69)
Loss (gain) on remeasurement of foreign denominated transactions	(71)	—	—	(71)
Net (gains) losses on derivatives	(191)	—	—	(191)
Share-based compensation and non-cash incentive compensation expense	172	—	—	172
Deferred income taxes	(5)	—	—	(5)
Other	19	—	—	19
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	7	—	—	7
Inventories and prepaids and other current assets	30	—	—	30
Accounts and drafts payable	(30)	—	—	(30)
Other accrued liabilities and gift card liability	(37)	—	—	(37)
Tenant inducements paid to franchisees	(38)	—	—	(38)
Other long-term assets and liabilities	(41)	—	—	(41)
Net cash provided by operating activities	1,503	—	—	1,503
Cash flows from investing activities:
Payments for additions of property and equipment	(201)	—	—	(201)
Net proceeds from disposal of assets, restaurant closures and refranchisings	34	—	—	34
Payment for purchase of Carrols Restaurant Group, net of cash acquired	(508)	—	—	(508)
Net payments for acquisition of franchised restaurants	(32)			(32)
Settlement/sale of derivatives, net	74	—	—	74
Other investing activities, net	(27)	—	—	(27)
Net cash used for investing activities	(660)	—	—	(660)
Cash flows from financing activities:
Proceeds from long-term debt	2,450	—	—	2,450
Repayments of long-term debt and finance leases	(2,190)	—	—	(2,190)
Payment of financing costs	(41)	—	—	(41)
Distributions on Class A common units and Partnership exchangeable units	—	(1,029)	—	(1,029)
Capital contribution from RBI	78	—	—	78
Distributions from subsidiaries	(1,029)	1,029	—	—
Proceeds from derivatives	109	—	—	109
Other financing activities, net	(2)	—	—	(2)
Net cash used for financing activities	(625)	—	—	(625)
Effect of exchange rates on cash and cash equivalents	(23)	—	—	(23)
Increase (decrease) in cash and cash equivalents	195	—	—	195
Cash and cash equivalents at beginning of period	1,139	—	—	1,139
Cash and cash equivalents at end of period	$1,334	$—	$—	$1,334

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,718	$1,718	$(1,718)	$1,718
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,718)	1,718	—
Depreciation and amortization	191	—	—	191
Non-cash loss on early extinguishment of debt	5	—	—	5
Amortization of deferred financing costs and debt issuance discount	27	—	—	27
(Income) loss from equity method investments	(8)	—	—	(8)
Loss (gain) on remeasurement of foreign denominated transactions	20	—	—	20
Net (gains) losses on derivatives	(151)	—	—	(151)
Share-based compensation and non-cash incentive compensation expense	194	—	—	194
Deferred income taxes	(430)	—	—	(430)
Other	26	—	—	26
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(147)	—	—	(147)
Inventories and prepaids and other current assets	(43)	—	—	(43)
Accounts and drafts payable	22	—	—	22
Other accrued liabilities and gift card liability	9	—	—	9
Tenant inducements paid to franchisees	(32)	—	—	(32)
Other long-term assets and liabilities	(78)	—	—	(78)
Net cash provided by operating activities	1,323	—	—	1,323
Cash flows from investing activities:
Payments for additions of property and equipment	(120)	—	—	(120)
Net proceeds from disposal of assets, restaurant closures and refranchisings	37	—	—	37
Net payments for acquisition of franchised restaurants	(17)	—	—	(17)
Settlement/sale of derivatives, net	112	—	—	112
Other investing activities, net	(1)	—	—	(1)
Net cash provided by investing activities	11	—	—	11
Cash flows from financing activities:
Proceeds from long-term debt	55	—	—	55
Repayments of long-term debt and finance leases	(92)	—	—	(92)
Payment of financing costs	(44)	—	—	(44)
Distributions on Class A common units and Partnership exchangeable units	—	(990)	—	(990)
Distributions to RBI for repurchase of RBI common shares	—	(500)	—	(500)
Capital contribution from RBI	60	—	—	60
Distributions from subsidiaries	(1,490)	1,490	—	—
Proceeds from derivatives	141	—	—	141
Other financing activities, net	(4)	—	—	(4)
Net cash used for financing activities	(1,374)	—	—	(1,374)
Effect of exchange rates on cash and cash equivalents	1	—	—	1
Increase (decrease) in cash and cash equivalents	(39)	—	—	(39)
Cash and cash equivalents at beginning of period	1,178	—	—	1,178
Cash and cash equivalents at end of period	$1,139	$—	$—	$1,139

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2022

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,482	$1,482	$(1,482)	$1,482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,482)	1,482	—
Depreciation and amortization	190	—	—	190
Amortization of deferred financing costs and debt issuance discount	28	—	—	28
(Income) loss from equity method investments	44	—	—	44
Loss (gain) on remeasurement of foreign denominated transactions	(4)	—	—	(4)
Net (gains) losses on derivatives	(9)	—	—	(9)
Share-based compensation and non-cash incentive compensation expense	136	—	—	136
Deferred income taxes	(60)	—	—	(60)
Other	19	—	—	19
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(110)	—	—	(110)
Inventories and prepaids and other current assets	(61)	—	—	(61)
Accounts and drafts payable	169	—	—	169
Other accrued liabilities and gift card liability	37	—	—	37
Tenant inducements paid to franchisees	(26)	—	—	(26)
Other long-term assets and liabilities	(345)	—	—	(345)
Net cash provided by operating activities	1,490	—	—	1,490
Cash flows from investing activities:
Payments for additions of property and equipment	(100)	—	—	(100)
Net proceeds from disposal of assets, restaurant closures and refranchisings	12	—	—	12
Net payment for purchase of Firehouse Subs, net of cash acquired	(12)	—	—	(12)
Settlement/sale of derivatives, net	71	—	—	71
Other investing activities, net	(35)	—	—	(35)
Net cash used for investing activities	(64)	—	—	(64)
Cash flows from financing activities:
Proceeds from long-term debt	2	—	—	2
Repayments of long-term debt and finance leases	(94)	—	—	(94)
Distributions on Class A common units and Partnership exchangeable units	—	(971)	—	(971)
Distributions to RBI for repurchase of RBI common shares	—	(326)	—	(326)
Capital contribution from RBI	51	—	—	51
Distributions from subsidiaries	(1,297)	1,297	—	—
Proceeds from derivatives	34	—	—	34
Other financing activities, net	(3)	—	—	(3)
Net cash used for financing activities	(1,307)	—	—	(1,307)
Effect of exchange rates on cash and cash equivalents	(28)	—	—	(28)
Increase (decrease) in cash and cash equivalents	91	—	—	91
Cash and cash equivalents at beginning of period	1,087	—	—	1,087
Cash and cash equivalents at end of period	$1,178	$—	$—	$1,178

Note 20. Subsequent Events
Distributions/Dividends
On January 3, 2025, RBI paid a cash dividend of $0.58 per RBI common share to common shareholders of record on December 20, 2024. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.58 per exchangeable unit to holders of record on December 20, 2024.
On February 12, 2025, we announced that the RBI board of directors had declared a cash dividend of $0.62 per RBI common share for the first quarter of 2025. The dividend will be paid on April 4, 2025 to RBI common shareholders of record on March 21, 2025. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
Burger King China Acquisition
On February 14, 2025, we acquired substantially all of the remaining equity interests of Burger King China for approximately $158 million in an all-cash transaction. The acquisition of Burger King China will be accounted for as a business combination for which we have determined that the criteria for held for sale have been met on the acquisition date. Consequently, Burger King China will be reported as a discontinued operation.

*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of RBI, of the effectiveness of the design and operation of Partnership’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of December 31, 2024. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
We are in the process of integrating Carrols into our overall internal control over financial reporting processes.
Internal Control over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting, other than the integration of Carrols as described above.
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
Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest 25% or 50% of their net cash bonus into RBI common shares (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (“RSUs”). The matching RSUs vest ratably over four years on December 15th of each year, beginning the year of grant. All of the unvested matching RSUs will be forfeited if an NEO’s service (including service on the Board of Directors of RBI) is terminated for any reason (other than death or disability) prior to the date of vesting. If an NEO transfers any Investment Shares before the vesting date, he or she will forfeit 100% of the unvested matching RSUs. All of RBI’s eligible NEOs elected to participate in the 2024 Bonus Swap Program at the 50% level. On January 31, 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the 2025 bonus swap program on substantially the same terms as the 2024 bonus swap program.
On January 31, 2025, the Compensation Committee approved the 2025 Annual Bonus Program. For 2025 annual incentive, each of the NEOs will have 25% of the target based on achievement of individual metrics which may be earned from 0% up to 100% and 75% of the target based on a mix of comparable sales achievement, net restaurant growth (“NRG”) achievement, franchisee profitability and on organic adjusted operating income (“AOI”) achievement, each of which may be earned from 0% to a maximum of 200%; with the weighting based on the applicable business unit. For corporate roles, the weighting is 15% NRG achievement, 20% comparable sales achievement, 10% franchisee profitability achievement and 30% organic AOI achievement. Overall, any annual incentive payout will require (1) achievement of the threshold amount of organic AOI, (2) that individual achievement must also be earned at no less than 20% and (3) that certain general and administrative expense targets must be met.
On January 31, 2025, the Compensation Committee approved performance based RSUs (“PSUs”) discretionary awards to be granted on February 28, 2025 to Messrs. Kobza, Siddiqui, Schwan, and Curtis, which consist of the following PSUs at target based on the closing price on February 27, 2025: $10 million for Mr. Kobza, $4.5 million for Mr. Siddiqui, $4.0 million for Mr. Schwan, and $4.0 million for Mr. Curtis. The performance measure for purposes of determining the number of PSUs earned by each of Messrs. Kobza, Siddiqui, Schwan, and Curtis is the relative total shareholder return of RBI shares on the NYSE compared to the S&P 500 for the period from February 28, 2025 to February 28, 2028. The Compensation Committee established a target performance level from the 50th to 60th percentile, a performance threshold at or above which 50% of target is earned and below which no shares are earned at the 25th percentile, and a maximum performance level at the 75th percentile at or above which 150% of the target is earned. Amounts earned between threshold and 50th percentile or 60th percentile and maximum will be based on linear interpolation. Once earned, the PSUs will cliff vest on March 15, 2028. In addition, if an executive’s service to RBI is terminated (other than due to death or disability) prior to February 28, 2027, he or she will forfeit the entire award. A copy of the form of the Performance Award Agreement between RBI and each of the NEOs is filed as Exhibit 10.14(f) to the Form 10-K of RBI filed on February 21, 2025. This summary is qualified in its entirety to the full text of the form of award agreement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information regarding our executive officers set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, required by Item 401 of Regulation S-K, is incorporated herein by reference from RBI’s definitive proxy statement to be filed no later than 120 days after December 31, 2024. We refer to this proxy statement as the RBI Definitive Proxy Statement.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under RBI's compensation plans as of December 31, 2024 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
RBI Equity Compensation Plans Approved by Security Holders	12,790	$62.91	13,642
RBI Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	12,790	$62.91	13,642
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
Incorporated by reference to Exhibit 4.17 to the Form 8-K of Restaurant Brands International Inc. filed on November 2, 2020.

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
Incorporate by reference to Exhibit 4.19 to the Form 8-K of Restaurant Brands International Inc. filed on January 4, 2024.

4.20
Indenture, dated as of June 17, 2024, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Incorporated by reference to Exhibit 4.20 to the Form 8-K of Restaurant Brands International Inc. filed on June 17, 2024.

4.20(a)	Form of 6.125% First Lien Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.20).	Incorporated by reference to Exhibit 4.20(a) to the Form 8-K of Restaurant Brands International Inc. filed on June 17, 2024.

4.21
Indenture, dated as of September 13, 2024, by and among 1011778 B.C. Unlimited Liability Company, as issuer, New Red Finance, Inc., as co-issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Incorporated by reference to Exhibit 4.21 to the Form 8-K of Restaurant Brands International Inc. filed on September 13, 2024.

4.21(a)	Form of 5.625% First Lien Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.21).	Incorporated by reference to Exhibit 4.21(a) to the Form 8-K of Restaurant Brands International Inc. filed on September 13, 2024.

9.1	Voting Trust Agreement, dated December 12, 2014, between Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, and Computershare Trust Company of Canada.	Incorporated herein by reference to Exhibit 3.6 to the Form 8-K of Restaurant Brands International Inc. filed on December 12, 2014.

10.1*	Burger King Savings Plan, including all amendments thereto.	Incorporated herein by reference to Exhibit 10.40 to the Form S-8 of Burger King Holdings, Inc. (File No. 333-144592).

10.2(a)*	2011 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.4 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.4(a)*	Amended and Restated 2012 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.2 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.4(b)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.25 to the Form 10-K of Burger King Worldwide, Inc. filed on February 22, 2013.

10.4(c)*	Form of Matching Option Award Agreement under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.26 to the Form 10-K of Burger King Worldwide, Inc. filed on February 22, 2013.

10.4(d)*	Form of Amendment to Option Award Agreement under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.28 to the Form 10-Q of Burger King Worldwide, Inc. filed on April 26, 2013.

10.4(e)*	Form of Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.29 to the Form 10-Q of Burger King Worldwide, Inc. filed on July 31, 2013.

10.4(f)*	Form of Board Member Option Award Agreement under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form 10-Q of Burger King Worldwide, Inc. filed on July 31, 2013.

10.4(g)*	Form of Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.4(h)*	Form of Board Member Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.33 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.4(i)*	Form of Board Member Restricted Stock Unit Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.4(j)*	Form of Matching Option Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.5	Burger King Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Burger King Worldwide, Inc. filed on June 25, 2012.

10.7*	Burger King Corporation U.S. Severance Pay Plan.	Incorporated herein by reference Exhibit 10.31 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

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
Incorporated herein by reference to Exhibit 10.10(n) to the Form 8-K of Restaurant Brands International Inc. filed on January 4, 2024.

10.10(o)
Incremental Facility Amendment No. 6 and Amendment No. 9, dated as of May 16, 2024, to the Credit Agreement, dated October 27, 2014 (as amended), by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, Restaurant Brands International Limited Partnership, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.10(o) to the Form 8-K of Registrant filed on May 16, 2024.

10.10(p)
Amendment No. 10, dated as of June 17, 2024, to the Credit Agreement, dated October 27, 2014 (as amended), by and among 1011778 B.C. Unlimited Liability Company, as parent borrower, New Red Finance, Inc., as subsidiary borrower, Restaurant Brands International Limited Partnership, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swing line lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.10(p) to the Form 8-K filed on June 17, 2024.

10.11(a)*	2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.11(b)*	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(c)*	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(c) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(d)*	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(d) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(e)*	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(e) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.11(f)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(f) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.13	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.14(a)*	Restaurant Brands International Inc. 2023 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Restaurant Brands International Inc. filed on August 8, 2023.

10.14(b)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.14(c)*	Form of Performance Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.14(d)*	Form of Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(d) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.14(e)*	Form of Matching Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(e) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.14(f)*	Form of 2025 Performance Award Agreement under the 2023 Omnibus Incentive Plan.	Filed herein by reference to Exhibit 10.14(f) to the Form 10-K of Restaurant Brands International Inc. filed on February 21, 2025.

10.14(g)*	Form of 2025 Matching Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Filed herein by reference to Exhibit 10.14(g) to the Form 10-K of Restaurant Brands International Inc. filed on February 21, 2025.

10.17(a)*	2012 Stock Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.3 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.22(a)*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.22 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.22(b)*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.59 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.22(c)*	Second Amendment dated March 1, 2023 to Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 between Restaurant Brands International Inc. and Joshua Kobza	Incorporated herein by reference to Exhibit 10.22(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.23(a)*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.23 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.23(b)*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between Burger King Corporation and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.60 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.23(c)*	Second Amendment dated March 1, 2023 to Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 between Burger king Corporation and Joshua Kobza	Incorporated herein by reference to Exhibit 10.23(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.24(a)*	Employment and Post-Covenants Agreement dated as of February 3, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.24 to the Form 10-Q of Restaurant Brands International Inc. filed on May 5, 2015.

10.24(b)*	Amendment dated January 23, 2019 to Employment and Post-Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza.	Incorporated herein by reference to Exhibit 10.61 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.24(c)*	Second Amendment dated March 1, 2023 to Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 between The TDL Group Corp. and Joshua Kobza	Incorporated herein by reference to Exhibit 10.24(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.32*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.33*	Restaurant Brands International Inc. 2015 Employee Share Purchase Plan.	Incorporated herein by reference to Exhibit 10.30 to the Form S-8 of Restaurant Brands International Inc. filed on September 1, 2015.

10.35(a)*	Form of Base Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(b)*	Form of Additional Matching Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(b) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(c)*	Form of Performance Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(c) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.35(d)*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.36*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(a)*	Form of Performance Award Agreement (TH) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.73 to the Form 10-Q of Restaurant Brands International Inc. filed on May 1, 2020.

10.36(b)*	Form Matching Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(c)*	Form Amended Performance Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(d)*	Form Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(d) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(e)*	Form Performance Awards Agreement (TSR) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(e) to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.36(f)*	Form of Performance Award Agreement (Performance Measure and TSR) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(f) to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2021.

10.36(g)*	Form of Performance Award Agreement (Relative TSR) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(g) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(h)*	Form of Performance Award Agreement (Kobza 2023) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(h) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(i)*	Form Matching Restricted Stock Unit Agreement (2023) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(i) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.36(j)*	Form Restricted Stock Unit Agreement (2023) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(j) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.37*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2016.

10.38*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Incorporated herein by reference to Exhibit 10.38 to the Form 10-K of Restaurant Brands International Inc. filed on February 17, 2017.

10.40*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.41*	Form of Base Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.40 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.42*	Form of Additional Matching Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.41 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.49(a)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between The TDL Group Corp. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 24, 2018.

10.49(b)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Restaurant Brands International Inc. and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(b) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.49(c)*	Employment and Post-Employment Covenants Agreement dated as of February 9, 2015 by and between Burger King Corporation and Jill Granat.	Incorporated herein by reference to Exhibit 10.49(c) to the Form 10-Q of Restaurant Brands International Inc. filed April 24, 2018.

10.50*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between The TDL Group Corp. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.50 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.51*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International Inc. and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.51 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.52*	Employment and Post-Employment Covenants Agreement dated as of January 22, 2018 by and between Restaurant Brands International U.S. Services LLC and Matthew Dunnigan.	Incorporated herein by reference to Exhibit 10.52 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.56	Separation Agreement dated as of April 9, 2024 by and among Matthew Dunnigan and Restaurant Brands International US Services LLC.	Incorporated herein by reference to Exhibit 10.56 to the Form 8-K of Restaurant Brands International Inc. filed on April 12, 2024.

10.62*	Form of Performance Award Agreement under Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.62 to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2019.

10.63*	Amended and Restated Performance Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.63 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.64*	Form of Amended and Restated Base Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.64 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.65*	Form of Amended and Restated Additional Matching Restricted Stock Unit Award Agreement dated as of May 17, 2019 by and between Restaurant Brands International Inc. and Daniel Schwartz.	Incorporated herein by reference to Exhibit 10.65 to the Form 10-Q of Restaurant Brands International Inc. filed on August 2, 2019.

10.77*	Offer Letter dated February 26, 2021 between The TDL Group Corp. and Axel Schwan.	Incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021.

10.78*	Tax Equalization Agreement dated December 21, 2020 between Popeyes Louisiana Kitchen, Inc. and Sami Siddiqui.	Incorporated herein by reference to Exhibit 10.78 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021.

10.80*	Offer Letter dated December 8, 2020 among Burger King Europe GmbH, PLK Europe GmbH, and Tim Hortons Restaurants International GmbH and David Shear.	Incorporated here by reference to Exhibit 10.80 to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2022.

10.81*	Tax Equalization Agreement dated April 30, 2021 between Burger King Europe GmbH and David Shear.	Incorporated here by reference to Exhibit 10.81 to the Form 10-Q of Restaurant Brands International Inc. filed on May 3, 2022.

10.82	Stock Purchase Agreement, dated November 15, 2022, between Restaurant Brands International Inc. and Lodgepole 231 LLC	Incorporated here by reference to Exhibit 10.82 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.83*	Offer Letter, dated November 15, 2022, between J. Patrick Doyle and Restaurant Brands International US Services LLC	Incorporated here by reference to Exhibit 10.83 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.84*	Form of Options Award Agreement for J. Patrick Doyle.	Incorporated here by reference to Exhibit 10.84 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.85*	Form of Restricted Stock Unit Award Agreement for J. Patrick Doyle	Incorporated here by reference to Exhibit 10.85 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.86*	Form of Performance Award Agreement	Incorporated here by reference to Exhibit 10.86 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.88(a)*	Amendment to Offer Letter dated as of March 14, 2024 by and among David Shear, Burger King Europe GmbH, PLK Europe GmbH, Tim Hortons Restaurants International GmbH and Firehouse Subs Europe GmbH.	Incorporated here by reference to Exhibit 10.88(a) to the Form 10-Q of Restaurant Brands International Inc. filed April 30, 2024.

10.88(b)*	Separation Agreement dated as of March 14, 2024 by and among David Shear, Burger King Europe GmbH, PLK Europe GmbH, Tim Hortons Restaurants International GmbH and Firehouse Subs Europe GmbH.	Incorporated here by reference to Exhibit 10.88(b) to the Form 10-Q of Restaurant Brands International Inc. filed April 30, 2024.

10.89(a)*	Employment and Post-Employment Covenants Agreement dated as of March 14, 2024 by and between Sami Siddiqui and Restaurant Brands International Inc.	Incorporated here by reference to Exhibit 10.89(a) to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2024.

10.89(b)*	Employment and Post-Employment Covenants Agreement dated as of March 14, 2024 by and between Sami Siddiqui and Restaurant Brands International US Services LLC.	Incorporated here by reference to Exhibit 10.89(b) to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2024.

19.1	Restaurant Brands International Inc. Amended and Restated Insider Trading Policy.	Incorporated here by reference to Exhibit 19.1 to the Form 10-K of Restaurant Brands International Inc. filed on February 21, 2025.

21.1	List of Subsidiaries of the Registrant.	Filed herewith.

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
Date: February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Kobza	Chief Executive Officer of Restaurant Brands International Inc. (principal executive officer)	February 21, 2025
Joshua Kobza

/s/ Sami Siddiqui	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer)	February 21, 2025
Sami Siddiqui

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer of Restaurant Brands International Inc. (principal accounting officer)	February 21, 2025
Jacqueline Friesner

/s/ J. Patrick Doyle	Executive Chairman of Restaurant Brands International Inc.	February 21, 2025
J. Patrick Doyle

/s/ Alexandre Behring	Director of Restaurant Brands International Inc.	February 21, 2025
Alexandre Behring

/s/ Maximilien de Limburg Stirum	Director of Restaurant Brands International Inc.	February 21, 2025
Maximilien de Limburg Stirum

/s/ Jordana Fribourg	Director of Restaurant Brands International Inc.	February 21, 2025
Jordana Fribourg

/s/ Ali Hedayat	Director of Restaurant Brands International Inc.	February 21, 2025
Ali Hedayat

/s/ Marc Lemann	Director of Restaurant Brands International Inc.	February 21, 2025
Marc Lemann

/s/ Jason Melbourne	Director of Restaurant Brands International Inc.	February 21, 2025
Jason Melbourne

/s/ Cristina Farjallat	Director of Restaurant Brands International Inc.	February 21, 2025
Cristina Farjallat

/s/ Daniel Schwartz	Director of Restaurant Brands International Inc.	February 21, 2025
Daniel Schwartz

/s/ Thecla Sweeney	Director of Restaurant Brands International Inc.	February 21, 2025
Thecla Sweeney