Form 10-K
period 2025-12-31
Restaurant Brands International Limited Partnership
filed 2026-02-20
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The aggregate market value of Class B exchangeable limited partnership units held by non-affiliates of the registrant on June 30, 2025, computed by reference to the closing price for such units on the Toronto Stock Exchange on such date, was C$890,534,719.
The number of the registrant’s Class B exchangeable limited partnership units and Class A common units outstanding as of February 13, 2026 was 109,356,045 units and 226,247,786 units, respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement of Restaurant Brands International Inc., the registrant’s general partner, for the 2026 Annual General Meeting of Shareholders of Restaurant Brands International Inc., which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
2025 FORM 10-K ANNUAL REPORT

Tim Hortons® is a trademark of Tim Hortons Canadian IP Holdings Corporation. Burger King®, Whopper®, and BK® are trademarks of Burger King Company LLC. Popeyes® and Popeyes Louisiana Kitchen® are trademarks of Popeyes Louisiana Kitchen, Inc. Firehouse Subs® is a trademark of FRG, LLC.
Unless the context otherwise requires or unless otherwise indicated, all references to (i) “we,” “us,” “our,” and “Partnership” refer to Restaurant Brands International Limited Partnership and its consolidated subsidiaries, (ii) “RBI” are to Restaurant Brands International, Inc. and its subsidiaries, collectively, (iii) “$” or “dollars” in this report are to the currency of the United States, (iv) “Canadian dollars” or “C$” are to the currency of Canada, (v) “Company restaurants” refer to those restaurants owned by us, (vi) “our restaurants” or “system-wide restaurants” include Company restaurants and franchised restaurants, and (vii) "Carrols Acquisition" refers to our acquisition of Carrols Restaurant Group Inc. on May 16, 2024.

Explanatory Note
We are a subsidiary of Restaurant Brands International Inc. (“RBI”) and the indirect parent of The TDL Group Corp. (“TDL”), Burger King Company LLC (“BKC”), Popeyes Louisiana Kitchen, Inc. (“PLKI”), and FRG, LLC (“FRG”). RBI is our sole general partner and owns all of our outstanding Class A common units (“Class A common units”). RBI has the exclusive right, power, and authority to manage, control, administer, and operate the business and affairs and to make decisions regarding the undertaking and business of Restaurant Brands International Limited Partnership (“Partnership”) in accordance with the partnership agreement of Partnership (the “partnership agreement”) and applicable laws. There is no board of directors of Partnership. RBI has established a conflicts committee composed entirely of “independent directors” (as such term is defined in the partnership agreement) in order to consent to, approve or direct various enumerated actions on behalf of RBI (in its capacity as our general partner) in accordance with the terms of the partnership agreement.
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
We are a reporting issuer in each of the provinces and territories of Canada and, as a result, are subject to Canadian continuous disclosure and other reporting obligations under applicable Canadian securities laws. Pursuant to an application for exemptive relief made in accordance with National Policy 11-203 – Process for Exemptive Relief Applications in Multiple Jurisdictions, we have received exemptive relief dated October 31, 2014 from the Canadian securities regulators. This exemptive relief exempts us from the Canadian continuous disclosure requirements under National Instrument 51-102 – Continuous Disclosure Obligations, effectively allowing us to satisfy our Canadian continuous disclosure obligations by relying on the Canadian continuous disclosure documents filed by RBI, for so long as certain conditions are satisfied. Among these conditions is a requirement that we concurrently send to all holders of Partnership exchangeable units all disclosure materials that RBI sends to its shareholders and a requirement that we separately report all material changes in respect of Partnership that are not also material changes in respect of RBI.

Part I
Item 1. Business
Company Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with nearly $47 billion in annual system-wide sales and over 33,000 restaurants in more than 120 countries and territories as of December 31, 2025. As of the date of this Annual Report on Form 10-K, over 95% of system-wide restaurants were franchised restaurants. Our remaining restaurants are Company restaurants, primarily restaurants we acquired as a part of the Carrols Acquisition, the vast majority of which we plan to refranchise over the coming years. We also operate some other Company restaurants as test locations for new initiatives and to develop operational talent.
Brand Overview
We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our four iconic brands have complementary daypart mixes and product platforms that benefit from global scale and sharing of best practices while preserving the independence and rich heritage of each brand.
Tim Hortons® - Founded in 1964, Tim Hortons is one of the largest coffee and baked goods restaurant chains in North America and the largest in Canada as measured by total number of restaurants. Tim Hortons restaurants also serve a variety of hot and cold specialty beverages alongside delicious breakfast, lunch, and dinner offerings including sandwiches, wraps, flatbread pizzas, and more.
Burger King® - Founded in 1954, Burger King is the world’s second largest quick service hamburger restaurant chain, as measured by total number of restaurants, and is the Home of the Whopper®. Burger King restaurants feature flame-grilled hamburgers, chicken, and other specialty sandwiches.
Popeyes® - Founded in 1972, Popeyes is the world’s second largest quick service chicken concept, as measured by total number of restaurants, and delivers guests a unique “Louisiana” style menu featuring fried bone-in chicken, chicken tenders, chicken sandwiches, wings, and regional items.
Firehouse Subs® - Founded in 1994, Firehouse Subs is a leading player in the sandwich category in North America delivering guests hot and hearty subs piled high with quality steamed meats and cheese, as well as chili, soups, and other sides.
The following is a summary of our brands as of and for the year ended December 31, 2025:

	Number of Restaurants
Brand	U.S. and Canada	International	Global	Number of Countries and Territories	Global System Wide Sales ($ in millions)
Tim Hortons	4,586	1,646	6,232	21	$8,248
Burger King	7,025	12,875	19,900	126	$29,368
Popeyes	3,578	1,835	5,413	51	$7,789
Firehouse Subs	1,449	47	1,496	9	$1,357
Consolidated	16,638	16,403	33,041		$46,762

Our Business Strategy
Our strategic focus is centered on delivering three core pillars – Quality, Service, and Convenience – which we believe resonate with guests, franchisees, and the broader market and will allow us to deliver financial growth to our franchisees and RBI’s shareholders.
•High Quality Food and Experienced Franchisees
◦We are dedicated to consistently serving our guests high-quality food and beverages, both through everyday menu items and innovative limited-time promotions. We believe the development of new products is a key driver of the long-term success of our brands. Based on guest feedback, we seek to drive innovation designed to increase traffic, expand our guest base, strengthen underutilized dayparts and continue to build brand leadership in food quality and taste. We seek to recruit experienced and motivated franchisees, provide them a quality business model and work with them to increase restaurant sales and profitability, as we believe that franchisee profitability is critical to growing our brands around the world.
•Service Excellence is at the Heart of the Guest Experience
◦We believe that promoting consistent service excellence, across all of our brands and restaurants, is vital to our growth. We are working to enhance the guest experience through comprehensive training programs, modernized restaurant operations that leverage innovative technology and digital solutions and reimaged restaurants that improve both aesthetics and operational efficiency. Enhancing capabilities such as loyalty programs and digital ordering platforms including kiosks, allows us to provide more seamless and personalized interactions with guests.
•Increasing Convenience
◦We are committed to increasing convenience for our guests by expanding our global footprint through accelerated net restaurant growth, renovating existing restaurants, and strengthening drive-thru and delivery channels. We believe that refreshed, renovated restaurants enhance our brands’ images and drive franchisee profitability, and we work collaboratively with our franchisees to upgrade the image of our brands.
We believe that our focus on these three pillars will not only enhance profitability for our business and our franchisees, but also reinforce our commitment to the local communities where our restaurants operate.
Operating Segments
We report our results under the following six operating and reportable segments:
1.Tim Hortons - Operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King - Operations of our Burger King brand in the U.S. and Canada, excluding results of Burger King restaurants acquired as part of the Carrols Acquisition (“BK”);
3.Popeyes Louisiana Kitchen - Operations of our Popeyes brand in the U.S. and Canada, including the Popeyes restaurants acquired as part of the Carrols Acquisition (“PLK”);
4.Firehouse Subs - Operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International - Operations of each of our brands outside the U.S. and Canada, excluding results of Popeyes China (“PLK China”) and Firehouse Subs Brazil (“FHS Brazil”) restaurants (“INTL”); and
6.Restaurant Holdings - Operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China and FHS Brazil restaurants (“RH”).
We intend to increase the pace of refranchising for the Burger King restaurants acquired in the Carrols Acquisition and to accelerate net restaurant growth at PLK China and FHS Brazil. We expect to refranchise the majority of the acquired Burger King restaurants with motivated, local franchisees who will focus on continuing to enhance the guest service experience. We also plan to find new partners for the PLK China restaurants and FHS Brazil restaurants over time.
Additional financial information about our reportable segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4, “Segment Reporting and Geographic Information,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

Recent Developments
On January 30, 2026, we closed our previously announced joint venture with CPE Alder Investment Limited, a fund managed by CPE (“CPE”), with respect to the operations of Burger King China (such joint venture, the “Burger King China JV”). CPE now owns approximately 83% of Burger King China JV, while we own approximately 17% and have a seat on its board of directors. We originally acquired the operations of Burger King China from our former joint venture partners on February 14, 2025, and determined that the criteria for classification as held for sale were met as of that date. We have presented the financial position and results of operations of Burger King China as discontinued operations in our consolidated financial statements as of and for the year ended December 31, 2025. See Note 7, “BK China,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data" for additional information regarding this transaction.
Franchise and Development Agreements
Our franchise model is designed to drive both operational efficiency and brand consistency. Franchise agreements can be either individual agreements for a specific restaurant or master agreements that cover a number of restaurants.
U.S. and Canada
In the U.S. and Canada, our franchise agreements generally have a 10-year or 20-year term with the opportunity to renew for additional terms ranging from 5 to 20 years upon payment of an additional franchise fee. Royalties for standard restaurants typically range from 3.0% to 6.0% of gross sales, based in part on whether we own or sublease the property to a franchisee. Royalty rates for non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, vary and are negotiated on a case-by-case basis. As part of our development approach in the U.S. and Canada, we sometimes enter into development agreements with franchisees to open restaurants within specific geographic areas. Some of these agreements provide limited exclusivity and incentives to encourage the development of additional restaurants. From time to time, we offer limited-term incentive programs to franchisees, which may result in adjustments to franchise fees and/or royalties. Such programs may negatively impact our cash flow in the short term but are intended to positively impact royalty income in the long term.
International
Internationally, we enter into (i) master franchise agreements that grant franchisees exclusive sub-franchising rights and (ii) development agreements that grant franchisees exclusive or non-exclusive development rights in the relevant markets. We also hold equity stakes in certain of our large master franchisees and may participate in strategic master franchise joint ventures as part of our international growth strategy. The franchise fees, royalty rates, and advertising contributions paid by master franchisees or developers vary from country to country.
In 2025, we entered into (i) new master franchise agreements for Burger King and Popeyes in Ireland and for Firehouse Subs in Australia, and (ii) new development agreements for Burger King in Uzbekistan, Kazakhstan, and Bahrain, for Popeyes in Mexico, Hungary, and Azerbaijan, and for Firehouse Subs in Mexico. In connection with the closing of the Burger King China JV, we entered into a master franchise agreement with the joint venture, with royalties initially at a lower rate that will step to the full historical rate over time.
Franchise Restaurant Leases
As of December 31, 2025, we leased or subleased approximately 4,700 properties, primarily to TH and BK franchisees. Franchisees typically pay monthly rent based on a percentage (usually 8.5% to 10.0%) of monthly gross sales and/or fixed monthly rent based on the terms of an underlying lease. Franchisees who lease properties from us are obligated to pay all costs and expenses, including all real property taxes and assessments, repairs, maintenance, and insurance. In many cases, we will contribute toward the cost of remodeling leased properties in connection with extensions of the underlying lease.
Advertising and Promotions
Our restaurants are required to utilize a percentage of their sales for advertising programs with the goal of increasing sales and enhancing the reputation of the brands. Advertising fund contributions range from 2.0% to 5.0% of gross sales and are used to pay for expenses relating to marketing, advertising, promotion, market research, production, sales promotions, social media campaigns, technology initiatives, and other related support functions for the respective brands. We manage the advertising funds for each of our brands in the U.S., Canada, and a few international markets. Franchisees manage the advertising funds for each of our brands in most of our international markets, including those in master franchised markets. As part of our global marketing strategy, we provide franchisees with advertising support and guidance in order to deliver a consistent global brand message.

Operations Support
Our operations strategy is designed to deliver best-in-class restaurant operations by our franchisees and to improve friendliness, cleanliness, speed of service, and overall guest satisfaction. Each of our brands has uniform operating standards and specifications relating to product quality, cleanliness, and maintenance, and restaurants are subject to periodic inspection for compliance. In addition, our restaurants are required to be operated in accordance with quality assurance and health standards that each brand has established, as well as standards set by applicable governmental laws, regulations, and health authority guidelines. Franchisees typically participate in initial and ongoing training programs to learn all aspects of operating a restaurant in accordance with our operating standards. We provide additional support for franchisees through our regionally based brand field teams.
Manufacturing, Supply and Distribution
We approve the suppliers of the food, packaging, equipment, and other products used in our restaurants. Our comprehensive supplier approval process requires food and packaging products worldwide to pass our quality standards and the suppliers’ manufacturing processes and facilities to pass on-site food safety inspections.
TH Manufacturing and Supply Chain
Our TH segment includes significant supply chain operations that provide production, procurement, warehousing, and distribution services for our Canadian and U.S. restaurants.
•Proprietary Coffee Blends. We operate two coffee roasting facilities where we roast the majority of the coffee for our Tim Hortons restaurants globally and blend the beans for our take home, packaged coffee. We utilize third-party roasting or manufacturing facilities for other take home products and some international markets. The supply and price for high-quality coffee beans can fluctuate significantly, so we monitor the world market for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high-quality coffee beans at acceptable prices.
•Fondants, Fills, and Syrups. Our fondant and fills manufacturing facility is the primary supplier of the ready-to-use glaze, fondants, fills, and syrups, which are used in baked goods, beverages, and other Tim Hortons products in Canada and the U.S.
For the majority of the other products used in our TH Canada restaurants, we purchase products from suppliers and sell directly to our TH franchisees. Our procurement team identifies suppliers capable of meeting the quality standards for our products and delivering volumes consistent with the demand of our TH franchisees, and leverages personnel and resources in both Canada and Switzerland to maintain best practices, share supplier relationships, and manage supply chain and sustainability risks. Our distribution network includes nine distribution centers servicing our TH restaurants in Canada, five of which are owned and operated by us. We also own or lease a significant number of trucks and trailers that regularly deliver products to our Canadian restaurants from our distribution centers. In the U.S., we supply similar products to TH restaurants through third-party distributors.
Other Supply and Distribution
Products used in our Burger King, Popeyes, and Firehouse Subs restaurants around the world are sourced from third-party suppliers. Some suppliers pay us rebates based on items purchased by franchisees.
•BK and PLK U.S. and Canada. BK and PLK work with purchasing cooperatives that negotiate the purchase terms for most equipment and products (other than branded soft drinks) and manage distribution services with approved distributors from which BK and PLK franchisees purchase directly. We work with these purchasing cooperatives and suppliers to use our global purchasing framework and expertise to benefit franchisees. As of December 31, 2025, BK uses seven distributors in the U.S., four of which service approximately 92% of BK restaurants, and PLK uses ten broadline distributors in the U.S. of which four service approximately 83% of PLK restaurants, with additional distributors for poultry.
Burger King is obligated to purchase a specified number of gallons of soft drink syrup under volume commitment agreements with The Coca-Cola Company and Dr. Pepper/Snapple, Inc. As of December 31, 2025, we estimate that it will take approximately three and seven years, respectively, to complete the purchase commitment under each agreement. If these agreements were terminated, we would be obligated to pay approximately $156 million as of December 31, 2025, based on an amount per gallon of soft drink syrup remaining in the purchase commitments, including interest, and certain other costs.
•FHS U.S. and Canada. FHS franchisees purchase directly from distributors, which we have identified, qualified, and approved. As of December 31, 2025, FHS uses five distributors in the U.S., three of which serviced approximately 83% of the FHS restaurants, and one distributor for FHS restaurants in Canada.
•International. Internationally, the master franchisee or developer, as the case may be, is responsible for selecting the third-party suppliers and distributors and negotiating price, provided the suppliers and distributors are approved under our approval process, though they may participate in global or regional tenders for certain product categories led by our procurement function. In international markets without a master franchisee or developer, franchisees can make their own purchasing decisions from an approved supplier list. We encourage our international franchisees to source products from local suppliers that are approved by us, and we work with franchisees to approve potential suppliers and distributors in their local markets.
Intellectual Property
We own valuable intellectual property relating to our brands, including trademarks, service marks, patents, industrial designs, copyrights, trade secrets, and other proprietary information, some of which are of material importance to our business. The duration of trademarks and service marks varies by country, however, trademarks and service marks generally are valid and may be renewed as long as they are in use and/or properly registered.
Information Systems and Digital Technology
We believe that investing in information systems and digital technology will contribute to our and our franchisees’ continued growth and improved profitability in an increasingly digital and convenience-driven market. Key components of our programs are:
•Integrated information systems. Our restaurants utilize point-of-sale software from approved third-party vendors that allows us to assess how our new and existing products are performing around the world. Some of these vendors also offer labor scheduling, inventory, production management, cash control services, and other services, which improve the operational efficiency of our restaurants.
•Customizable Digital Delivery Applications. In the U.S., Canada, and several international markets, we have deployed an architecture that enables us to build custom guest-facing applications and integrate them with our third-party providers to support mobile ordering, web ordering, and kiosks. This allows us to offer our guests added convenience through third-party and white label delivery at many of our restaurants.
•Digital Loyalty Programs. We have established digital loyalty programs across all our brands in the U.S., Canada, and many of our international markets.
•Technology Enhanced Guest Experience. We are continuing to leverage technology, including artificial intelligence tools, to enhance the overall guest experience, including by modernizing the drive-thru experience and expanding the choices for how guests order, pay for, and receive their food.
Competition
Each of our brands competes in the U.S., Canada, and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service, and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national, and international restaurant chains and franchises. We also compete for consumer dining dollars with national, regional, and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, (iii) convenience stores and grocery stores, and (iv) new concepts. Furthermore, delivery aggregators and other food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urban areas. In addition, with few barriers to entry, new competitors may emerge at any time and quickly scale. Each of our brands also competes for qualified franchisees, suitable restaurant locations, management, and personnel.
Government Regulations and Affairs
We and our franchisees are subject to various national, federal, state, provincial, and local laws and regulations, including but not limited to laws and regulations relating to (i) licensing, food preparation (including manufacture, labeling, packaging, traceability, and safety of food), menu-labeling, and sustainability; (ii) public accommodation, design, accessibility, and operation of facilities; (iii) zoning, building, and fire regulations for our restaurants; (iv) health, sanitation, and safety standards in our restaurants; (v) traffic and transportation regulations in our distribution business, employment laws, including laws governing labor organizing, working conditions, work authorization requirements, health insurance, overtime and wages; (vi) information security, privacy, artificial intelligence and consumer protection laws; (vii) the environment, including laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations, (viii) the franchise relationship, including required disclosures to franchisees, and (ix) foreign investment, a variety of tariffs, and regulations on imported commodities and equipment.

Sustainability
We are committed to the simple principle of doing what’s right. Our “Restaurant Brands for Good” report provides a framework for serving our guests the food and drinks they love while contributing to a sustainable future and having a positive social impact in the communities we serve. Our ongoing efforts will focus on three key pillars:
•Food. Serving high quality and great tasting food every day with a focus on food safety and improving choice, nutrition, and transparency in our sourcing of ingredients;
•Planet. Continuing to reduce our environmental footprint, with a focus on packaging and recycling, green buildings, and sustainable sourcing; and
•People & Communities. Supporting communities and enhancing livelihoods, with a focus on talent development, ethics and human rights, and improving supplier livelihoods.
The sustainability section of our corporate website sets forth our initiatives with respect to these pillars and will be updated periodically, but is not incorporated into this Annual Report on Form 10-K.
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
Human Capital
As of December 31, 2025, we had approximately 53,500 employees, including approximately 3,400 corporate employees in our restaurant support centers and serving our franchisees from the field, approximately 1,300 employees in our distribution centers and manufacturing facilities, and approximately 48,900 employees in Company restaurants. Of our total employees as of December 31, 2025, approximately 33,700 were in the United States, approximately 2,100 were in Canada, and approximately 17,700 were based internationally. Our franchisees are independent business owners that separately employ team members in their restaurants.
We strive to create a workplace environment where our employees love coming to work each day; a place that is committed to inclusion, respect, accountability, and doing what is right. While our Board regularly receives updates from our People team, the compensation committee has oversight of our compensation program, and the audit committee has been tasked with oversight of workforce management risks. Our People team focuses on attracting, retaining, developing, and rewarding top talent.
•Attracting Top Talent. We identify and assess candidates from campuses and professional sources. In 2025, we hired approximately 600 new corporate employees and 200 new distribution and manufacturing employees. We have a dedicated onboarding program designed to get employees up to speed quickly, and foster a smooth transition into the workplace.
•Retaining Top Talent. Focusing on employee engagement and work environment enhancements, we regularly conduct anonymous surveys to seek feedback from our restaurant support center and field employees. Action plans are then put in place to address and improve employee sentiment.
•Developing Top Talent. We have a rigorous talent assessment process for restaurant support center and field employees built on specific competencies that we assess at both the employee and job level. We believe this data allows us to identify potential successors and illuminate potential opportunities for our employees in a more objective and unbiased way. In addition, we emphasize continuous training and development on topics such as management and leadership, new products and service offerings, and deployment of technologies. We also offer a formal mentoring program that connects employees from our restaurant support centers around the world. Our brand service days, which allow corporate employees to work in our restaurants, help link corporate decisions to their operational impact.
•Rewarding Top Talent. We are committed to providing market-competitive pay and benefits, affirming our pay for performance philosophy while balancing retention risk. Our incentive plan reinforces and rewards individuals for achievement of specific business goals.
While much of the work mentioned above relates to our corporate workforce, we also have adopted operational guidelines and policies applicable to our restaurant employees, and encourage our franchisees to adopt similar guidelines and policies.

Philanthropic Foundations
RBI is committed to strengthening and giving back to the communities we serve through our brand foundations and by supporting local programs and issues that are close to our guests’ hearts. Our philanthropic foundations include:
Tim Hortons Foundation Camps and Smile Cookie Initiative. Created in 1974, Tim Hortons Foundation Camps are helping youth aged 12-16 from disadvantaged circumstances discover the strengths within themselves. The Tim Hortons Foundation’s annual Camp Day has sent thousands of youth to a multi-year camp-based program at one of seven Tims Camps in Canada and the U.S. In addition, the Tim Hortons annual Smile Cookie initiative allows franchisees to sell special Smile Cookies for a full week and donate 100% of the proceeds to the charities they select. Since the first-ever Smile Cookie campaign in 1996, this charitable campaign has raised millions of dollars for local charities, hospitals, and community programs.
The Burger King Foundation. Established in 2005, the Burger King Foundation creates brighter futures by empowering individuals and feeding potential through education and emergency relief. Since its inception, thousands of children and families have been supported through educational programs and employee emergency relief grants, with the Burger King Scholars Program awarding millions in scholarship funds alone.
The Popeyes Foundation. The Popeyes Foundation aims to strengthen communities with food and support in times of need. The Popeyes Foundation contributes to communities through third-party initiatives and, since 2018, has provided millions of meals to children in local communities. The foundation also provides emergency relief to Company and franchisee employees in the U.S. who may be victims of natural disasters or other emergency hardship situations.
Firehouse Subs Public Safety Foundation. The Firehouse Subs Public Safety Foundation, in both the U.S. and Canada, is committed to supporting public safety in our communities through providing lifesaving equipment to first responders as well as delivering prevention education to promote safety, offering scholarships for careers in public safety, and providing disaster relief assistance. The foundation strives to make a tangible impact in the communities it serves by supporting and empowering the heroes who work so tirelessly to keep us safe.
Available Information
All materials that we file electronically with the Securities and Exchange Commission (the “SEC”) are available free of charge on the Investor Relations section of our website at www.rbi.com, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material with the SEC and with the Canadian Securities Administrators. This information is also available at www.sec.gov, a website maintained by the SEC that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC, and at www.sedarplus.ca, a website maintained by the Canadian Securities Administrators (the "CSA"). The references to our website address, the SEC’s website address, and the CSA's website address do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.
A copy of our Corporate Governance Guidelines, Code of Business Ethics and Conduct for Non-Restaurant Employees, Code of Ethics for Executive Officers, Code of Conduct for Directors, the Charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Conflicts Committee of our board of directors are posted in the Investor Relations section of our website at www.rbi.com.
Executive Offices
Our general partner’s principal executive offices are located at 5707 Waterford District Drive, Miami, Florida 33126 and 130 King Street West, Suite 300, Toronto, Ontario M5X 1E1, Canada. In North America, our brands are headquartered in their home markets where they were founded decades ago: Canada for Tim Hortons, and the U.S. for Burger King, Popeyes, and Firehouse Subs.

Item 1A. Risk Factors
Risks Related to Our Business Operations
Economic conditions have and may continue to adversely affect consumer discretionary spending and our business and results.
We believe that our restaurant sales, guest traffic, and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income, inflation, and, ultimately, consumer confidence. As economic conditions soften, which we and our competitors have observed in the past year, we have and may continue to be affected by shifts in customer preferences towards affordability and value menus. A protracted economic slowdown, increased unemployment and underemployment of our guest base, decreased salaries and wage rates, inflation, rising interest rates, or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. These factors have and may continue to adversely affect our and our franchisees' sales and profitability.
We face intense competition in our markets, which could negatively impact our business.
The restaurant industry is intensely competitive and we compete with many well-established food service companies on the basis of product choice, quality, value, affordability, product innovation, delivery options, mobile ordering, brand reputation, loyalty, service, facilities, and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national, and international restaurant chains and franchises, grocery and convenience stores, and new concepts. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas, and may form a closer relationship with our guests and increase costs to us. In addition, with few barriers to entry, new competitors may emerge at any time and quickly scale. Each of our brands also competes for qualified franchisees, suitable restaurant locations, management, and personnel.
Our ability to compete depends on our ability to effectively respond to consumer preferences, improve existing products, develop and roll-out new products, manage the complexity of restaurant operations, and respond to our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our guests' digital experience through mobile ordering, delivery, kiosks, loyalty programs, and social interaction. Some of our competitors have substantially greater financial resources, higher revenues, and greater economies of scale than we do. These advantages may allow them to implement their operational strategies or benefit from changes in technology more quickly or effectively than we can, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. We may be unable to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. In addition, online platforms and aggregators may direct potential guests to other options based on paid placements, online reviews, or other factors. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability, and an inability to attract qualified franchisees in the future.
Our results depend on effective marketing and advertising, successful new product launches, and digital engagement.
Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. If our marketing and advertising programs are not successful, or we fail to develop commercially successful new products, we may be unable to attract new guests and retain existing guests, which could materially and adversely impact our results of operations. Advertising fund expenditures generally are dependent upon restaurant sales volumes because franchisees contribute to advertising funds based on a percentage of their gross sales. If system-wide sales decline, amounts available for our marketing and advertising programs will be reduced unless we contribute to advertising spend, which could adversely affect our results of operations. Also, to the extent we use value offerings in our marketing and advertising programs to drive traffic and/or respond to the competitive environment, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment.
In addition, we continue to focus on transforming the restaurant experience through technology and digital engagement to improve our service model and strengthen relationships with guests, including through loyalty initiatives, delivery initiatives, social media engagement, and the increasing use of digital channels, mobile ordering, and payment systems. If our digital commerce platforms do not meet guests’ expectations in terms of security, privacy, speed, reliability, attractiveness, or ease of use, guests may be less inclined to return to those platforms, which could adversely impact our sales. Similarly, if we do not continuously strengthen our data analytics (including artificial intelligence and machine learning) capabilities to understand and grow consumer interest, our business could be negatively impacted. Also, utilizing third-party delivery services may also introduce food quality and guest satisfaction risks outside of our control. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. The delivery business is also the subject of increased scrutiny from federal, state and local regulators, which may result in additional costs and expenses that the delivery business may seek to pass on to participating restaurants, including through increased fees.
If we are unable to effectively manage wellness trends and food safety concerns with respect to our restaurants and the QSR industry in general, the value and relevance of our brands and our business outlook could be adversely impacted.
As a franchisor of quick service restaurants, our business outlook is dependent on our ability to preserve, enhance, and leverage the respective value of our Tim Hortons, Burger King, Popeyes, and Firehouse Subs brands. The value of each of our brands is based in part on consumer tastes, preferences, and perceptions, which are influenced by, among other things, the nutritional content and the methods of production and preparation of our products. Some of our products contain caffeine, dairy products, fats, sugar, and other compounds and allergens, the health effects of which are the subject of public scrutiny. Other factors that drive the value of each of our brands include (i) our business practices, including practices with respect to animal welfare, natural resources, sustainability, and other environmental or social concerns, (ii) negative publicity arising from the conclusions of nutritional, health, scientific, and other studies, (iii) negative perceptions or litigation relating to health risks such as obesity, (iv) changing wellness trends, dietary preferences, or consumer perceptions, including as a result of developments in or increased adoption of weight loss medications such as GLP inhibitors, and (v) health campaigns that promote alternatives to our products. These factors may negatively affect the perception of our brands and consumption of our products.

Customer confidence in the consistent quality and safety of our products across the entire system is an integral component of the value of our brands. Consequently, food safety is a top priority for us and we dedicate substantial resources to ensure that our guests enjoy safe, high-quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Also, our reliance on third-party food suppliers, distributors, and food delivery aggregators increases the risk that food-borne illness incidents are caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any occurrence of food-borne illness or any report or publicity, including through social media, linking us or one of our franchisees to instances of food-borne illness or other food safety issues, including food tampering, adulteration, or contamination, whether or not accurate, could require us to temporarily close restaurants, reduce sales and profits, and adversely affect our brands and reputation.
The global scope of our business subjects us to risks and costs that may cause our profitability to decline.
Our global operations expose us to risks in managing the differing cultural, regulatory, geopolitical, and economic environments in the countries where our restaurants operate. These risks, which can vary substantially by market and may increase in importance as each of our brands enters into new markets and our franchisees expand operations in international markets, are described in many of the risk factors discussed in this report and include the following:
•laws, regulations, and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates, and currency fluctuations;
•the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;
•changes in the laws and policies that govern foreign investment and trade in and among the countries in which we operate, including the imposition of or increase in tariffs, import restrictions or controls, or similar trade policies;
•compliance with U.S., Canadian, and other anti-corruption and anti-bribery laws, including compliance by our employees, contractors, licensees, or agents and those of our strategic partners and joint ventures;
•risks and costs associated with political and economic instability, corruption, anti-American or anti-Canadian sentiment, boycotts, and social and ethnic unrest in the countries in which we operate;
•customer preferences for local or regional competitors or perceptions about the value of our product offerings;
•the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application, and enforceability of laws, regulations, contract rights, and intellectual property rights;
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

Geopolitical conflicts and related tensions, including the ongoing conflict between Ukraine and Russia and tensions in the Middle East, Latin America, and East Asia, have and may in the future adversely impact economic conditions in and around the regions where they occur. Adverse impacts may include negative perceptions for brands associated with the U.S. or Canada, increases in commodity, labor, and energy costs, delays or disruptions in supply chains, decreases in guest traffic to our and our franchisees’ restaurants, decreased franchisee profitability and delays in restaurant development in such regions.
Our operations are subject to fluctuations in foreign currency exchange and interest rates.
Because our reporting currency is U.S. dollars, our revenue that is generated in currencies other than the U.S. dollar, including the Canadian dollar, is translated to U.S. dollars for our financial reporting purposes. These revenues are impacted by fluctuations in currency exchange rates and changes in currency regulations. In addition, fluctuations in interest rates may affect our business and the availability of financing for franchisees to open more restaurants. Although we attempt to mitigate these risks through geographic diversification and the utilization of derivative financial instruments, our risk management strategies may not be effective, and our results of operations could be adversely affected.
Increases in food, equipment, and commodity costs or shortages or interruptions in supply or delivery thereof could harm our operating results and the results of our franchisees.

The profitability of our franchisees and us depends in part on our ability to anticipate and react to changes in food, equipment, and commodity prices, which can be volatile. We have observed elevated prices for some commodities during the past year. For example, the cost of beef has been elevated due principally to herd rebuilding cycles, and the cost of coffee beans has been elevated due principally to climate conditions and tariffs. Food and commodity prices are also subject to significant price fluctuations due to seasonal shifts, climate conditions, the cost of grain, disease, industry demand, international commodity markets, food safety concerns, product recalls, government regulation, changes in law, political instability, labor availability and cost, import and export policies, trade restrictions (such as new, increased, threatened, or retaliatory tariffs or quotas, embargoes, sanctions and countersanctions, safeguards, or customs restrictions), and other factors, all of which are beyond our control and, in many instances, unpredictable. Increases, especially rapid increases, in commodity prices may adversely affect the profitability of our TH supply business and Company restaurants and may lead to reduced royalties and franchisee profitability across our brands to the extent prices cannot be proportionately increased without adversely affecting consumer demand. Such increases in commodity costs, including coffee costs and beef costs, may materially and adversely affect our business and operating results, our reputation, and our relationships with franchisees, customers, and suppliers.

We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply or distribution of fresh food products or equipment caused by unanticipated demand, financial distress or insolvency of suppliers or distributors, problems in production or distribution (including closures of supplier or distributor facilities) and other unforeseen events have and in the future could adversely affect the availability, quality, and cost of ingredients and equipment, which could adversely affect our operating results. PLK and FHS utilize exclusive or sole sourcing for some of their proprietary products, which increases these risks. Burger King and Popeyes restaurants in the U.S. and Canada utilize purchasing cooperatives to negotiate supplier contracts for most food and packaging. We do not control these purchasing cooperatives, and if they do not properly manage suppliers or cease operations, the relevant supply chain could experience significant disruption. As of December 31, 2025, we have only a few distributors that service most of our Burger King, Popeyes, and Firehouse Subs operations in the U.S., and our operations could be adversely affected if any of these distributors were unable to fulfill their responsibilities and we or the purchasing cooperative was unable to secure a substitute distributor in a timely manner.
Our results can be adversely affected by unforeseen natural and man-made events, such as adverse weather, natural disasters, pandemics, war or terrorist attacks, or other catastrophic events.

Unforeseen events, including natural events such as adverse or severe weather, earthquakes, hurricanes, or pandemics and man-made events such as terrorist attacks or actual or threatened armed conflict, as well as the actions taken in response to these events, can adversely affect workforces, guests, consumer sentiment, and supply chains. These events can result in lower traffic and reduced profitability for our franchisees and reduced royalties for us. For example, armed conflicts in Ukraine, the Middle East, and Latin America have and may continue to adversely impact economic conditions in those regions. Because a significant portion of our restaurant operating costs are fixed or semi-fixed in nature, the loss of sales and increases in labor, energy, and commodity costs resulting from such unforeseen or catastrophic events may hurt Company restaurants' results and our franchisees’ operating margins, which can result in restaurant operating losses and loss of royalties.

Our supply chain operations subject us to additional risks and may cause our profitability to decline.
We operate a vertically integrated supply chain for our TH business in which we manufacture, procure, warehouse, and distribute certain food and restaurant supplies to Tim Hortons restaurants. Risks associated with this strategy include:
•delays and/or difficulties associated with, or liabilities arising from, owning a manufacturing, warehouse, and distribution business;
•maintenance, operations, and/or management of the facilities, equipment, employees, and inventories;
•limitations on the flexibility of controlling capital expenditures and overhead;
•increased transportation, shipping, food, and other supply and procurement costs, including due to tariffs and trade restrictions;
•inclement weather or extreme weather events;
•shortages or interruptions in the availability or supply of high-quality coffee beans, perishable food products and/or their ingredients;
•campaigns by labor organizations at supply chain locations could increase costs, decrease flexibility, or otherwise disrupt the business;
•variations in the quality of food and beverage products and/or their ingredients; and
•political, physical, environmental, labor, or technological disruptions and vulnerabilities (such as from cybersecurity incidents) in our or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.
If we do not adequately address the challenges related to these vertically integrated operations or the overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted. Moreover, interruptions in the availability and delivery of food, beverages, and other supplies to our restaurants or retailers arising from shortages or greater than expected demand may increase costs or reduce revenues. As of December 31, 2025, we have only one or a few suppliers to service each category of products sold at our TH restaurants, and the loss of any one of these suppliers would likely adversely affect our business.
We and our franchisees may be unable to secure and renew desirable restaurant locations to maintain and grow our restaurant portfolios.
The success of any restaurant depends in substantial part on its location. Neighborhood or economic conditions where our restaurants are located could decline in the future as demographic patterns change, resulting in potentially reduced sales in those locations. Our sales and growth strategies may be adversely affected if we or franchisees cannot obtain and renew desirable locations for restaurants at reasonable prices due to, among other things, higher than anticipated acquisition, construction, development, or remodel costs, difficulty negotiating leases with acceptable terms, delays or cancellation of new site developments by developers, onerous land use or zoning restrictions, or challenges in securing required governmental permits. Competition for restaurant locations can be intense, and other restaurant companies may be able to use their size and financial resources to negotiate more favorable lease terms, priority, or exclusivity with landlords and developers.
Our acquisition and operating of material portfolios of Company restaurants exposes us to additional risk and could adversely affect our operating margins and cash flows.

We may from time to time acquire, directly operate, and refranchise portfolios of certain system restaurants to pursue strategic goals. As of the date of this Annual Report on Form 10-K, we directly operated approximately 5% of our total restaurants, primarily as a result of the Carrols Acquisition in May 2024. Acquisition activities inherently subject us to a number of risks and uncertainties as the acquired restaurants may fail to achieve the benefits we expected and may be subject to debt or other liabilities that are difficult to refinance or restructure at attractive rates, or at all, particularly if we are required to place greater reliance on the financial and operational representations and warranties of the sellers. Furthermore, operating a material portfolio of restaurants can expose us to additional risks or exacerbate those risks to which we are already exposed as a franchisor. For example, as a result of the Carrols Acquisition, we materially increased our employee count, which exposes us to additional liability and costs, such as risks associated with minimum wage increases and other mandated benefits, increased costs arising from third-party and self-insured health care insurance, employment and labor liability and regulatory compliance risks. We could also be subject to additional liability such as property, environmental, and other liability as a result of being a direct operator and lessee of additional restaurants and liability arising from regulatory compliance. Risks associated with increases in commodity prices, fuel prices, or other costs associated with operating restaurants are also exacerbated when we are the operator rather than the franchisor of our restaurants. Furthermore, in connection with the Carrols Acquisition we recorded significant assets, including goodwill. To the extent we do not fully realize the strategic goals, financial returns, and other benefits of our portfolio acquisition and refranchising activities within the timeframe or to the extent originally anticipated, we may be required to recognize asset impairments and/or accounting losses from time to time based on the valuation implied by refranchising transactions.

A key component of our portfolio acquisitions in recent years, including the Carrols Acquisition, was to improve, remodel, and refranchise the vast majority of these restaurants over the coming years to new and existing franchisees. We intend to continue to primarily fund the renovations and remodels of these restaurants with their cash flow. Therefore, any factor that adversely affects this cash flow may delay our renovations and remodels. Our ability to successfully refranchise is dependent upon our ability to source qualified franchisees in the local markets, available financing, and our ability to close acceptable transactions. Similarly, while we expect over time to find new franchisees for the former Carrols restaurants and partners for PLK China and FHS Brazil, we may be unable to source and onboard experienced local partners in the expected time frames.
Labor challenges for franchisees and Company restaurants could adversely affect our business.
Our franchisees and Company restaurants are dependent upon their ability to attract and retain qualified employees in an intensely competitive labor market. The inability of our franchisees and Company restaurants to recruit and retain qualified individuals or increased costs to do so, including due to labor market dynamics, limits on immigration, and increases in legally required wages, may delay openings of new restaurants and could adversely impact existing restaurant operations and franchisee and Company restaurant profitability, which could slow our growth. Boycotts, protests, work stoppages, or other campaigns by labor organizations at franchisee or Company restaurants or supply chain locations could increase costs, decrease flexibility, or otherwise disrupt the business. Responses to labor organizing efforts by our franchisees or us could negatively impact brand perception and our business and financial results. Labor related laws enacted or currently proposed at the federal, state, provincial, or local level could also increase our and our franchisees' labor costs and decrease profitability.
If we cannot adequately protect our intellectual property, the value of our brands and our business may be harmed.
Our brands, which represent approximately 41% of the total assets on our balance sheet as of December 31, 2025, are very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents, industrial designs, and other intellectual property rights to protect our brands and the respective branded products. While we have registered certain trademarks in Canada, the U.S. and foreign jurisdictions, not all of the trademarks that our brands currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition. The steps we have taken to protect our intellectual property in Canada, the U.S. and other countries may not be adequate and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us. In these cases, our proprietary rights could be challenged, circumvented, infringed, or invalidated. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the U.S., and franchisees and other third parties who hold licenses to our intellectual property may take actions that adversely affect the value of our intellectual property.
Changes in regulations may adversely affect restaurant operations and our financial results.
Our restaurants are subject to licensing and regulation by health, sanitation, safety and other agencies in the state, province and/or municipality in which the restaurant is located. National, federal, state, provincial and local authorities have enacted and may enact laws, rules, regulations or other policies that impact restaurant operations and may increase the cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. If we fail to comply with existing or future laws or policies, we may be subject to governmental fines and sanctions.
We are subject to various provincial, state and foreign laws, as well as regulations of the U.S. Federal Trade Commission, that govern the offer and sale of a franchise and regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties, or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by franchisees based upon alleged violations of these laws.
If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.

We are subject to increasing and evolving requirements and expectations with respect to social, governance, and environmental sustainability matters, which could expose us to numerous risks.
Many investors, members of the public, and governmental and nongovernmental authorities are focused on social, governance, and environmental sustainability matters, such as climate change, greenhouse gases, packaging and waste, human rights, diversity, sustainable supply chain practices, animal health and welfare, deforestation, land, energy, and water use, and other corporate responsibility matters. We and our franchisees are and may become subject to changing rules, regulations, and consumer or investor expectations with respect to these matters and across different regions, including extended producer responsibility obligations that relate to our product packaging, reporting requirements under the European Union’s Corporate Sustainability Reporting Directive, and environmental representation standards and enforcement under Canada's amended Competition Act. As a result of these evolving requirements and expectations, we may continue to establish or expand goals, commitments, or targets, take actions to meet such goals, commitments, and targets, and provide expanded disclosure and substantiation on these matters. These goals could be difficult and expensive to implement and substantiate, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may be criticized for the accuracy, adequacy, or completeness of disclosures. We may also be unable to mandate compliance by our franchisees with these goals. Further, goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, assumptions that are subject to change, and other risks and uncertainties, many of which are outside of our control. If our data, processes, and reporting with respect to social and environmental matters are incomplete or inaccurate, if we fail to achieve progress with respect to these goals on a timely basis, or if our franchisees are not able to meet consumer or investor expectations, consumer and investor trust in our brands may suffer, which could diminish the value of our brands and adversely affect our business. In addition, some third parties may object to the scope or nature of our social and environmental initiatives or goals or any revisions to them, which could give rise to criticism, governmental action, civil claims, or negative consumer sentiment that could adversely affect us and our brand value. While we cannot predict the nature of how laws, regulations, or other governmental initiatives with respect to environmental matters (including changes in weather patterns, climate, or water resources) will evolve, we expect that they may impact our business both directly and indirectly.
We and our franchisees may be adversely affected by changes in climate and weather patterns.
We, our franchisees, and our supply chain are subject to risks and costs arising from the effects of changes in climate, greenhouse gases, and diminishing energy and water resources. Changes in climate and weather patterns may have a negative effect on agricultural productivity, which may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken, coffee beans, and dairy. Additionally, increased frequency or severity of weather-related events and natural disasters may lead to disruptions in our operations, restaurant closures or delays in the opening of new restaurants and/or increases in the costs of (and decreases in the availability of) food and other supplies needed for our operations. In turn, this could result in reduced profitability for our franchisees and our Company restaurants and reduced system-wide sales and franchise revenue for us. In addition, various legislative and regulatory efforts to combat climate change may increase in the future, which could result in additional taxes, increased expenses, and otherwise disrupt or adversely impact our business and/or our growth prospects.
Risks Related to Our Franchised Business Model
Our franchised business model presents a number of disadvantages and risks.
As of the date of this Annual Report on Form 10-K, more than 95% of our restaurants are owned and operated by franchisees. Therefore, our future prospects depend on our ability to attract new franchisees for each of our brands that meet our criteria and the willingness and ability of franchisees to open restaurants in existing and new markets. We may be unable to identify franchisees who meet our criteria, or franchisees we identify may not successfully implement their expansion plans.
Our franchised business model presents a number of other drawbacks, such as limited influence over franchisee operations, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings, and reliance on franchisees to participate in our strategic initiatives. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. In many areas, franchisees have discretion as to the prices they charge to consumers, which, if not well calibrated, could negatively impact consumer demand and decrease overall revenues. The failure of franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations, and financial condition. On occasion we have encountered, and may in the future encounter, challenges in receiving specific financial and operational results from our franchisees in a consistent and timely manner. Further, the information we receive from franchisees, including regarding their profitability, may not be audited or subject to a similar level of internal controls as our processes. To the extent that we are not able to obtain transparency into our operations from these systems, it could impair the ability of our management to react quickly when appropriate, and our operating results could be negatively impacted.

Due to ownership levels or contractual relationships, our competitors may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs. As part of our growth strategy, we may decide to increase or decrease the number of Company restaurants by purchasing existing franchised stores, or by refranchising existing Company restaurants. Our failure to successfully execute these transactions could have an adverse effect on our operating results.
The ability of our franchisees and prospective franchisees to obtain financing for development of new restaurants or reinvestment in existing restaurants depends in part upon financial and economic conditions beyond their control and may be subject to increased development costs. If our franchisees are unable to obtain financing on acceptable terms or otherwise do not devote sufficient resources to develop new restaurants or reinvest in existing restaurants, our business and financial results could be adversely affected. Also, investments in restaurant remodels and upgrades by franchisees and us may not have the expected results with respect to consumer sentiment, increased traffic, or return on investment.
Our future growth and profitability will depend on our ability to successfully accelerate international development with strategic partners and joint ventures.
We believe that the future growth and profitability of each of our brands will depend on our ability to successfully accelerate international development with master franchisee, developer, and joint venture partners in new and existing international markets. New markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may have lower average restaurant sales than restaurants in existing markets and may take longer than expected to reach target sales and profit levels, or may never do so. We will need to build brand awareness in the new markets we enter through advertising and promotional activity, and those activities may not promote our brands as effectively as intended, if at all.
Outside of the U.S. and Canada, we have adopted a master franchise and exclusive development model for all of our brands to accelerate growth. In markets where we believe there is strong growth potential, this model may include participating in joint ventures, which may give our joint venture partners, master franchisees, and developers the exclusive right to develop and manage our restaurants in a specific country or countries, including, in some cases, the right to sub-franchise. A joint venture involves special risks, including the following: our joint venture partners may have economic, business, or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone. Our master franchise and developer arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners, master franchisees, or developers, including any nonperformance, default, or bankruptcy of joint venture partners, master franchisees, or developers. While sub-franchisees are required to operate their restaurants in accordance with specified operations, safety, and health standards, we are not party to the agreements with the sub-franchisees and are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. In addition, the termination of an arrangement with a master franchisee or developer or a lack of expansion by certain master franchisees or developers has and may in the future result in the delay or discontinuation of the development of franchised restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume operations and development activities in such market or markets. Any such delay, discontinuation, or interruption could materially and adversely affect our business and operating results.
Our results are closely tied to the success of independent franchisees, and we have limited influence over their operations.
We generate revenues in the form of royalties, fees, and other amounts from our franchisees, and our operating results are closely tied to their success. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. At times, we have and may in the future provide cash flow support to franchisees by extending loans or guarantees, advancing cash payments and/or providing rent relief where we have property control. These actions have and may in the future adversely affect our cash flow and financial results.
If sales trends or economic conditions decline for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions, and rents, delayed or reduced payments for Tim Hortons products and supplies, and an inability for such franchisees to obtain financing to fund development, restaurant remodels, or equipment initiatives on acceptable terms or at all. Also, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, high real estate costs, or the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements, our royalty revenues may decrease, which could adversely affect our business and operating results.
Franchisees and sub-franchisees may not operate restaurants in a manner consistent with our established procedures, standards, and requirements or standards set by applicable law, including sanitation and pest control standards, or data processing, privacy, artificial intelligence, and cybersecurity requirements. Any operational shortcoming of a franchise or sub-franchise restaurant is likely to be attributed by guests to the entire brand and may be shared widely through social media, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. We may not be able to identify problems and take effective action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.
If we became subject to joint employer liability with our franchisees, it could increase our potential liability and adversely affect our future profitability.
Joint employer status is a developing area of franchise and labor and employment law that has changed significantly in recent years and could be subject to additional changes that may impact our liability as a franchisor. Under the joint employer doctrine, we could potentially be liable for unfair labor practices, claims of wage and hour violations, and other violations by franchisees, or we could be required to conduct collective bargaining negotiations regarding employees of franchisees, who are independent employers. In the event of a finding of joint employment by the National Labor Relations Board or applicable state authorities, our operating costs may increase as a result of required modifications to business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines, and civil liability. Employee claims that are brought against us under a theory of joint employment may also, in addition to legal and financial liability, create negative publicity that could adversely affect our brands and divert financial and management resources. A material increase in the number of these claims, or an increase in the number of successful claims, could adversely impact our brands’ reputation, which may cause significant harm.
Risks Related to Information Technology
If we are unable to protect the personal information that we gather or fail to comply with privacy and data protection laws and regulations, we could be subject to civil and criminal penalties, suffer reputational harm, and incur substantial costs.

We collect, use, and retain personal and financial information regarding our employees, franchisees and their employees, vendors, contractors, and guests. As we continue to expand our development and management of our brands’ digital ordering platforms, in-restaurant kiosks, and loyalty programs in home markets and certain international markets in order to facilitate our primary goals of generating incremental sales, improving operations at our restaurants, and increasing guest awareness in our brands, we collect larger volumes and additional categories of personal information, in some cases including geolocation information about our guests obtained through cookies and other online tracking tools.

In connection with the handling of this information, we are subject to numerous privacy and data protection laws and regulations, including the California Privacy Rights Act of 2020, the Illinois Biometric Information Privacy Act, the Colorado Artificial Intelligence Act, the Canadian Consumer Privacy Protection Act, Quebec's Law 25, the U.K. General Data Protection Regulation, the European Union's General Data Protection Regulation, the European Union's Artificial Intelligence Act, the China Personal Information Protection Law, and other laws governing data protection, the use of biometric data, and artificial intelligence. These laws and their interpretation and enforcement criteria are subject to frequent change, and new laws continue to emerge. These laws impose stringent data protection requirements and costly penalties for non-compliance, and allow individuals and classes to bring complaints with supervisory authorities and seek damages.

Due to the complex and evolving nature of these laws, the scope of our operations, and the increased sophistication of cyber threats, we may incur significant expenses relating to compliance and non-compliance with privacy and data protection legislation.

If we fail to comply with these laws, or experience a major breach, theft, or loss of personal information that we hold, or that third parties hold on our behalf (whether or not due to our failure to comply with data security rules and standards), we could be subject to regulatory investigations and actions, substantial fines, legal proceedings, and civil and criminal penalties, which could negatively impact our results of operations and financial condition. Non-compliance with data protection laws, data breaches, or misuse of data by us, our franchisees, or vendors, has and in the future could adversely affect the reputation of our brands and guest engagement, which could adversely affect our future results of operations.
Information technology system failures or interruptions or breaches of our network security may interrupt our operations, cause reputational harm, subject us to increased operating costs, and expose us to litigation.
We rely heavily on information technology systems and infrastructure, including systems of third-party vendors to whom we outsource certain functions across our operations, such as point-of-sale processing at our restaurants, web and mobile applications, and payment services. Despite implementation of controls and security measures, disruptions and security incidents involving our systems and the systems of our third-party providers and franchisees have occurred and may occur in the future. These may include disruption or failures due to physical damage to systems, power loss, telecommunications failure, or other catastrophic events, as well as problems with transitioning systems, and security breaches. Further, as modern plants, facilities, and equipment increasingly incorporate internet connectivity and artificial intelligence tools, the vulnerabilities of our operations and those of our franchisees and vendors to technological disruptions (such as from cybersecurity incidents) may increase.
Malicious cyber-attacks, including the introduction of malware or ransomware, phishing, denial of service attacks, or other disruptive behavior by hackers, continue to increase and become more sophisticated. The use of artificial intelligence by us, our franchisees, and vendors may heighten cybersecurity risks by making cyber-attacks more difficult to detect and mitigate. Our cybersecurity program and measures may not be fully implemented or effective to protect our systems and information.
If we are unable to protect our systems, or those provided by our third-party vendors and franchisees, from damage, disruption, fraud, or cyber-attacks, our results, operations, and reputation could be adversely affected. Such incidents could also result in litigation, government investigations and actions, significant costs and penalties, and have a material effect on our financial results. We also could suffer loss of data, an inability to access data, and the unauthorized use of confidential information about our business and operations. We also may incur significant costs to investigate and remedy cybersecurity incidents, recover lost data, enhance security technology, and engage additional personnel and services, including cybersecurity experts and credit monitoring for individuals whose data may be affected.
Further, the standards and technology currently used for transmission and approval of electronic payment transactions are determined and controlled by the payment card issuers, processors, and networks. If we or our franchisees fail to comply with these standards or if a third party circumvents our data security measures or those of our franchisees or vendors, we and our franchisees could be exposed to litigation, liability, reputational harm, fines from the payment card companies, and increased costs, which could impact our results of operations.
Risks Related to our Indebtedness
Our leverage and obligations to service our debt could adversely affect our business.
As of December 31, 2025, we had aggregate outstanding indebtedness of $13,372 million, including senior secured term loan facilities in an aggregate principal amount of $5,722 million, senior secured first lien notes in an aggregate principal amount of $4,000 million, and senior secured second lien notes in an aggregate principal amount of $3,650 million. Subject to certain restrictions set forth, therein, these instruments also permit us to incur additional indebtedness in the future. Our leverage could have important potential consequences, including (i) requiring us to dedicate a substantial portion of our cash flow from operations to our debt service, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, dividends, share repurchases, or other corporate purposes, (ii) increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity, and access to capital markets, (iii) exposing us to variable interest rate risk, and (iv) imposing restrictive covenants that may hinder our ability to finance future operations and capital needs or to pursue certain business opportunities and activities, and which, in the event of non-compliance without a cure or waiver, could result in an event of default and the acceleration of the applicable debt and any debt subject to cross-acceleration.
Risks Related to Taxation
Unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in Canada, the United States, and numerous foreign jurisdictions. A taxation authority may disagree with certain of our views, including, for example, the allocation of profits by tax jurisdiction and the deductibility of our interest expense or dividends, and may take the position that material income tax liabilities, interest, penalties, or other amounts are payable by us, in which case, we expect to contest such assessment. Contesting such an assessment may be lengthy and costly and, if we were unsuccessful, the implications could be materially adverse to us and affect our effective income tax rate and/or operating income.
From time to time, we are subject to additional state and local income tax audits, international income tax audits and sales, franchise and value-added tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The Canada Revenue Agency (the “CRA”), the U.S. Internal Revenue Service (the “IRS”) and/or foreign tax authorities may not agree with our interpretation of the tax aspects of reorganizations, initiatives, transactions, or any related matters associated therewith that we have undertaken. For example, in connection with an ongoing tax audit, we have had discussions with the CRA regarding our deductions of certain intercompany dividends in taxation years 2015 through 2018. We believe that our tax position with respect to this matter is appropriate, and thus we have not made any provisions in our financial statements with respect to this matter.

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
Because RBI and Partnership are organized under the laws of Canada, we are classified as foreign entities (and, therefore, non-U.S. tax residents) under the general rules of U.S. federal income taxation that treat an entity as a tax resident of the jurisdiction of its organization or incorporation. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to complex rules under Section 7874 of the U.S. Internal Revenue Code of 1986, as amended. In addition, a retroactive or prospective change to U.S. tax laws in this area could adversely impact this classification. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
Future changes to Canadian, U.S. and other foreign tax laws, including future regulations and other interpretive guidance of such tax laws, could materially affect RBI and/or Partnership and adversely affect their anticipated financial positions and results.
Our effective tax rate, cash taxes, and financial results could be adversely impacted by changes in applicable tax laws (including regulatory, administrative, and judicial interpretations and guidance relating to such laws) in the jurisdictions in which we operate.
On June 20, 2024, Canada enacted Bill C-59, which included significant tax law changes, including the new limitation on the deductibility of interest and similar expenses (“EIFEL”) as well as the 2% tax on certain equity buy backs. The EIFEL rules are effective for taxation years beginning on or after October 1, 2023, while the tax on equity buy backs applies to certain equity repurchases on or after January 1, 2024. The EIFEL rules have been implemented and as a result, we have restricted interest and financing deductions, which can be carried forward indefinitely.
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
Additionally, on January 15, 2025, the OECD released Administrative Guidance (the “Guidance”) on Article 9.1 of the Global Anti-Base Erosion Model Rules (the “Model Rules”) which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and such guidance. The Guidance may eliminate the tax basis in certain deferred tax assets and tax credit carryforwards for purposes of global minimum tax established under the Framework. As a result of our evaluation of this Guidance, we recorded an unfavorable adjustment to our deferred tax assets during the calendar year. We will continue to monitor developments and interpretations of the Guidance and assess any additional impacts in future periods as necessary.
Risks Related to our Partnership Exchangeable Units
3G RBH owns approximately 22% of the combined voting power with respect to RBI, and its interests may conflict with or differ from the interests of the other equity holders.
3G Restaurant Brands Holdings LP (“3G RBH”) currently owns approximately 91% of the Partnership exchangeable units and approximately 22% of the combined voting power with respect to RBI. The interests of 3G RBH and its principals may not always be aligned with the interests of the other holders of Partnership exchangeable units. So long as 3G RBH continues to directly or indirectly own a significant amount of the voting power of RBI, it will continue to be able to strongly influence or effectively control the business decisions of RBI and Partnership. 3G RBH and its principals may have interests that are different from those of the other holders of Partnership exchangeable units, and 3G RBH may exercise its voting and other rights in a manner that may be adverse to the interests of the other holders of Partnership exchangeable units.

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
We are dependent on the efforts and abilities of our senior management, including the executives managing each of our brands, and our success also depends on our ability to attract and retain additional qualified employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business. Also, integration of strategic transactions such as the Carrols Acquisition and related refranchising, may divert management’s attention from other initiatives and from effectively executing our growth strategy.
We have been, and in the future may be, subject to litigation that could have an adverse effect on our business.
We are regularly involved in litigation related to disputes with franchisees, suppliers, employees, team members, and guests, as well as disputes over our advertising claims, intellectual property, business agreements, privacy and data protection, and other matters. See the discussion of Legal Proceedings in Note 19, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Active and potential disputes with franchisees could damage our brand reputation and our relationships with our broader franchise base. Such litigation may be expensive to defend, harm our reputation and divert resources away from our operations and negatively impact our reported earnings. Also, legal proceedings against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee. We, or our business partners, may become subject to claims for infringement of intellectual property rights, and we may be required to indemnify or defend our business partners from such claims. Furthermore, from time to time, we enter into agreements with business partners, investors, financial institutions or other sophisticated counterparties which require us to provide guarantees or indemnities, or subject us to other contingent obligations. Should management’s evaluation of our current exposure to legal matters pending against us prove incorrect, and if such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition, and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or if there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our financial condition or results of operations may be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management and strategy
We recognize the critical importance of maintaining the trust and confidence of our guests, franchisees, and employees. Consequently, our cybersecurity policies, standards, processes, and practices are embedded within our overall enterprise risk management (“ERM”) program.
We have an ongoing cybersecurity risk mitigation program, which includes maintaining up-to-date detection, prevention, and monitoring systems and contracting with outside cybersecurity firms to provide continuous monitoring of our systems as well as threat-detection services. We define a cybersecurity threat as any potential unauthorized occurrence on or conducted through our information systems or information systems of a third party that we utilize in our business that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology and include the following components:

•Collaborative Approach. We have implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Deployment of Technical Safeguards. We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Development and Periodic Testing of Incident Response and Recovery Planning. We have developed and maintain comprehensive incident response and recovery plans that address our response to cybersecurity threats, and such plans are tested and evaluated on a regular basis. Our periodic testing of these plans includes a wide range of activities, including assessments, audits, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to the Audit Committee, and we adjust cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
•Third-Party Risk Management. We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, franchisees, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Implementation of Regular and Mandatory Employee Training and Awareness Programs. We provide regular, mandatory training for our personnel regarding cybersecurity threats as a means to equip them with effective tools to detect and address cybersecurity threats and to communicate our evolving information security policies, standards, processes, and practices.
Governance
Our Audit Committee oversees our ERM program, including the management of risks arising from cybersecurity threats. The Audit Committee regularly receives presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. Our Internal Audit function performs periodic audits of our cybersecurity program and reports results to the Audit Committee. On a periodic basis, the Audit Committee discusses our approach to cybersecurity risk management with our Chief Information Security Officer (“CISO”).

We have a dedicated team of cybersecurity specialists, led by our CISO, who works in coordination with our senior management and leaders at each of our brands to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our CISO has been serving in various technology leadership roles, spanning IT infrastructure, application development, and enterprise cybersecurity across complex and highly regulated environments for over 28 years as of December 31, 2025, and holds a CISSP certification. We also use a Managed Security Service Provider (MSSP) to provide continuous monitoring of our systems and supplement our internal security team.
While prior cybersecurity incidents have not had a material impact on our business strategy, operating results, or financial condition, the evolving threat landscape presents ongoing risk. Future cybersecurity events could disrupt operations, adversely affect our reputation, increase operating and remediation costs, and expose the organization to regulatory scrutiny or litigation. Additional information regarding cybersecurity-related risks is discussed in the section titled “Risk Factors — Risks Related to Information Technology.”

Executive Officers of Restaurant Brands International, Inc., General Partner of Registrant
Set forth below is certain information about our executive officers as of February 20, 2026.
Patrick Doyle. Mr. Doyle, age 62, has served as Executive Chair of our Board since January 2023 and was appointed Executive Chairman of RBI in November 2022. Most recently, he served as an executive partner focused on the consumer sector of the Carlyle Group, a global diversified investment firm from September 2019 through November 2022. Prior to that, he served as the chief executive officer of Domino’s Pizza from March 2010 to June 2018, having served as president from 2007 to 2010, as executive vice president of Domino’s Team USA from 2004 to 2007, and as executive vice president of Domino’s International from 1999 to 2004.

Joshua Kobza. Mr. Kobza, age 39, was appointed Chief Executive Officer of RBI in March 2023. Prior to that, Mr. Kobza served as Chief Operating Officer of RBI from January 2019 to March 2023, as Chief Technology and Development Officer of RBI from January 2018 to January 2019, and as Chief Financial Officer of RBI from December 2014 to January 2018. From April 2013 to December 2014, Mr. Kobza served as Executive Vice President and Chief Financial Officer of Burger King Worldwide. Mr. Kobza joined Burger King Worldwide in June 2012 as Director, Investor Relations, and he was promoted to Senior Vice President, Global Finance in December 2012.
Sami Siddiqui. Mr. Siddiqui, age 41, was appointed Chief Financial Officer of RBI in March 2024. Prior to that, he served as President, Popeyes U.S. & Canada from September 2020, as President of Asia Pacific for RBI from February 2019 to September 2020 and as Chief Financial Officer for Burger King Corporation from October 2018 to February 2019. From September 2016 to September 2018, he was President of Tim Hortons and from April 2015 to September 2016, he was Executive Vice President, Finance for Tim Hortons. Mr. Siddiqui joined Burger King Corporation in 2013 and served various capacities within the Global Finance groups of Burger King Corporation prior to joining the Tim Hortons team. Prior to that, he worked in the Private Equity Group at Blackstone.
Axel Schwan. Mr. Schwan, age 52, was appointed as President, Tim Hortons Canada & U.S. in October 2019 after serving as Global Chief Marketing Officer for Tim Hortons since October 2017. Mr. Schwan first joined RBI as Marketing Director, Germany, Austria, and Switzerland in 2011 and was then appointed as Vice President, Marketing and Communications, EMEA for Burger King before advancing to the role of Global Chief Marketing Officer for the brand in January 2014. Prior to joining RBI, Mr. Schwan led the Schwan family restaurant business, alongside his sister, and worked in various marketing roles at Unilever and Danone in Germany.
Tom Curtis. Mr. Curtis, age 62, was appointed President, Burger King U.S. & Canada in October 2021. From May 2021 to October 2021, he was the Chief Operating Officer, where he was responsible for overseeing field operations, restaurant development, and restaurant operations. Prior to joining BKC, Mr. Curtis spent 35-years at Domino’s Pizza, Inc., where he most recently served as Executive Vice President, U.S. Operations and Global Operations Support, overseeing both franchise and company-owned operations from March 2020 to April 2021. Prior to that, he served as Executive Vice President, Corporate Operations from July 2018 to March 2020, and as Vice President of Franchise Relations and Operations Innovation from March 2017 to July 2018. Mr. Curtis joined Domino’s in 2006, after being a Domino’s franchisee since 1987.
Peter Perdue. Mr. Perdue, age 35, was appointed President of Popeyes U.S. & Canada in November 2025 after serving as the Chief Operating Officer of Burger King U.S. & Canada since June 2023. Mr. Perdue has been with RBI since 2013, and his experience spans operations, franchising, and finance, including leadership as Vice President, Finance for Burger King U.S. & Canada and Regional Vice President for Burger King in the Asia Pacific region.
Thiago Santelmo. Mr. Santelmo, age 41, was appointed President, International of Restaurant Brands International in March 2024. He previously served as President, EMEA starting in February 2022 and prior to that was President of the Latin America and Caribbean region. Mr. Santelmo has been with RBI since 2013, holding strategic roles including Head of Finance & Business Development, EMEA. Prior to joining RBI, he worked at McKinsey & Company.
Duncan Fulton. Mr. Fulton, age 50, was appointed Chief Corporate Officer of RBI, in June 2018, overseeing global communications, North American franchising, government relations, and ESG initiatives. Mr. Fulton also serves as Chairman of the board of directors for the Tim Hortons Foundation. Prior to joining RBI, Mr. Fulton held several positions with Canadian Tire Corporation (CTC) from November 2009 to March 2018, including Senior Vice President of Corporate Affairs, Chief Marketing Officer for FGL Sports and Mark’s Work Warehouse, and President of FGL Sports. Previously, Mr. Fulton was Senior Partner and General Manager of Fleishman-Hilliard from April 2002 to November 2009. Prior to his agency experience, Mr. Fulton served as a communication advisor and spokesman for several political leaders, including former Canadian Prime Minister Jean Chrétien, Ontario Premier Dalton McGuinty, and New Brunswick Premier Frank McKenna.
Jeff Housman. Mr. Housman, age 44, was appointed Chief People & Services Officer of RBI in April 2021 and previously served as Chief Human Resources Officer beginning in February 2017 as well as Head of Global Business Services from January 2015 to January 2017. Mr. Housman joined Burger King in April 2013, serving in finance, real estate, and business services roles. Prior to joining Burger King, Mr. Housman worked in investment banking at J.P. Morgan.
Jill Granat. Ms. Granat, age 60, was appointed General Counsel and Corporate Secretary of RBI in December 2014. Ms. Granat served as Senior Vice President, General Counsel and Secretary of Burger King Worldwide and its predecessor since February 2011. Prior to this time, Ms. Granat was Vice President and Assistant General Counsel of Burger King Corporation from July 2009 until February 2011. Ms. Granat joined Burger King Corporation in 1998 as a member of the legal department and served in positions of increasing responsibility with Burger King Corporation.
Jacqueline Friesner. Ms. Friesner, age 53, was appointed Controller and Chief Accounting Officer of RBI in December 2014. Prior to that time, Ms. Friesner served in positions of increasing responsibility with Burger King Corporation after joining in October 2002. Previous to Burger King Corporation, she was an audit manager at PricewaterhouseCoopers in Miami, Florida.

Item 2. Properties
Our general partner’s corporate headquarters are located in Miami, Florida and Toronto, Ontario and consist of approximately 150,000 square feet and approximately 65,000 square feet, respectively, which we lease. We also lease property for brand and other regional offices. Our TH segment is based in Toronto, Ontario, our BK and PLK segments are based in Miami, Florida, our FHS segment is based in Jacksonville, Florida, and our INTL segment is based in Zug, Switzerland.
The table below sets forth the real estate profile of each of our franchised restaurants and Company restaurants by operating segment. As discussed in the Business section, our TH, BK, PLK, and FHS segments include operations for each of these brands in the U.S. and Canada, while our INTL segment includes operations of each of our four brands outside of the U.S. and Canada. In addition to the restaurant properties below, we own five distribution centers and two manufacturing plants in Canada which are included in our TH segment. We also lease one manufacturing plant in the U.S. which is included in our TH segment.
As of December 31, 2025, our restaurant footprint was as follows:

	TH	BK	PLK	FHS	INTL	Total
Franchised Restaurants
Sites owned by us and leased to franchisees	765	530	34	—	—	1,329
Sites leased by us and subleased to franchisees	2,769	554	52	—	4	3,379
Sites owned/leased directly by franchisees	1,021	4,809	3,397	1,407	15,319	25,953
Total franchised restaurant sites	4,555	5,893	3,483	1,407	15,323	30,661
Company Restaurants
Sites owned by us	12	118	11	—	—	141
Sites leased by us	19	1,014	84	42	1,080	2,239
Total Company restaurant sites (a)	31	1,132	95	42	1,080	2,380
Total system-wide restaurant sites	4,586	7,025	3,578	1,449	16,403	33,041
(a)BK segment includes 1,005 Carrols BK Company restaurants included in our RH segment. INTL segment includes 1,247 BK China restaurants, consisting of 999 Company restaurants and 248 franchised restaurants, which are included in discontinued operations, 73 PLK China Company restaurants included in our RH segment, and 8 FHS Brazil Company restaurants included in our RH segment. Upon the closing of the Burger King China JV on January 30, 2026, the 999 BK China Company restaurants were reclassified to franchised restaurant sites.
We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings
We are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees, and guests, as well as disputes over our intellectual property.
See Note 19, “Commitments and Contingencies,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on certain legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Our Partnership Exchangeable Units
The Partnership exchangeable units trade on the Toronto Stock Exchange (“TSX”) under the ticker symbol “QSP”. RBI’s common shares trade on the New York Stock Exchange (“NYSE”) and the TSX under the ticker symbol “QSR”. As of February 13, 2026, there were 42 holders of record of Partnership exchangeable units.
Distribution Policy
On February 12, 2026, we announced that the RBI board of directors had declared a cash dividend of $0.65 per RBI common share for the first quarter of 2026. The dividend will be paid on April 2, 2026, to RBI common shareholders of record on March 19, 2026. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as those set forth above. To fund the RBI common share dividend, Partnership will also make a corresponding distribution in respect of the Class A common units (all of which are held by RBI) in an amount equal to the aggregate amount of dividends payable in respect of the RBI common shares.
RBI is targeting a total of $2.60 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2026.
We do not have a formal distribution policy. However, pursuant to the partnership agreement, RBI, as our general partner, must cause us to make distributions on our Class A common units and Partnership exchangeable units, when a dividend has been declared and is payable in respect of RBI common shares.
Although RBI’s board of directors declared a cash distribution on Partnership exchangeable units for each quarter of 2025 and for the first quarter of 2026, any future distributions on Partnership exchangeable units will be determined at the discretion of RBI’s board of directors and will depend upon results of operations, financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law, and other factors that RBI’s board of directors deems relevant. There is no assurance that we will achieve our target total distributions for 2026 and satisfy our debt service and other obligations.
Issuer Purchases of Equity Securities
On August 6, 2025, RBI’s board of directors approved a share repurchase authorization of up to $1,000 million of RBI common shares from September 15, 2025, until September 30, 2027. This share repurchase authorization replaced RBI’s prior two-year authorization to repurchase up to $1,000 million of RBI common shares until September 30, 2025, which had an authorization of $500 million remaining at the time of its replacement. As of December 31, 2025, RBI had $1,000 million remaining under the new share repurchase authorization. RBI repurchased and cancelled 7,639,137 RBI common shares for $500 million in 2023. RBI did not repurchase any RBI common shares in 2025 or 2024. Repurchases under the authorization may be made in the open market, either on the Toronto Stock Exchange or the New York Stock Exchange, or through privately negotiated transactions.
During 2025, Partnership received exchange notices representing 17,682,032 Partnership exchangeable units, including 17,626,570 during the fourth quarter of 2025. Pursuant to the terms of the partnership agreement, we satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. During 2024 and 2023, Partnership received exchange notices representing 6,559,187 and 9,398,876 Partnership exchangeable units, respectively, and we satisfied the exchange notices by exchanging the Partnership exchangeable units for the same number of newly issued RBI common shares. Upon the exchange of Partnership exchangeable units, each such Partnership exchangeable unit was automatically deemed cancelled concurrently with such exchange.

Stock Performance Graph
The following graph depicts the total return to the holders of Partnership exchangeable units from December 31, 2020 through December 31, 2025, relative to the performance of the Standard & Poor’s/TSX Composite Index and the Standard & Poor’s/TSX Capped Consumer Discretionary Index, a peer group. The graph assumes an investment of $100 in Partnership exchangeable units and each index on December 31, 2020 and the reinvestment of distributions paid since that date. The price performance shown in the graph is not necessarily indicative of future price performance.

$225
$200
$175
$150
$125
$100
$75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Restaurant Brands International Limited Partnership (TSX)
S&P/TSX Composite Index (C$)
S&P/TSX Capped Consumer Discretionary Index (C$)

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Restaurant Brands International Limited Partnership (TSX)	$100	$103	$120	$147	$137	$144
S&P/TSX Composite Index (C$)	$100	$125	$118	$132	$160	$211
S&P/TSX Capped Consumer Discretionary Index (C$)	$100	$120	$113	$125	$139	$183

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements (“Financial Statements”) included in Part II, Item 8 “Financial Statements and Supplementary Data,” the Special Note Regarding Forward-Looking Statements later in this Item 7, and the Risk Factors set forth in Item 1A. All Note references herein refer to the Notes to the Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated. Percentages may not recompute due to rounding.
This MD&A includes a comparison of our results of operations for 2025 to 2024. For a similar comparison of our results of operations for 2024 to 2023, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with nearly $47 billion in annual system-wide sales and over 33,000 restaurants, over 95% of which are franchised, in more than 120 countries and territories as of the date of this Annual Report on Form 10-K. We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our brands have complementary daypart mixes and product platforms that benefit from global scale and the sharing of best practices while preserving the independence and rich heritage of each brand.
We have six operating and reportable segments, including four franchisor segments for our Tim Hortons, Burger King, Popeyes, and Firehouse Subs brands in the U.S. and Canada (“TH”, “BK”, “PLK”, and “FHS”, respectively) and a fifth franchisor segment for all of our brands in the rest of the world (“INTL”). Additionally, following the acquisitions of Carrols Restaurant Group Inc. (“Carrols”) and Popeyes China (“PLK China”) (“PLK China Acquisition”) on May 16, 2024 and June 28, 2024, respectively, we established a new operating and reportable segment, Restaurant Holdings (“RH”). This segment includes results from the Carrols Burger King restaurants and the PLK China restaurants from their acquisition dates and includes results from Firehouse Subs Brazil (“FHS Brazil”) beginning in 2025.
RBI maintains the franchisor dynamics in its TH, BK, PLK, FHS, and INTL segments (“five franchisor segments”) to report results consistent with how the business will be managed long-term. This approach reflects RBI’s intent to refranchise the vast majority of the Carrols Burger King restaurants and to find new partners for PLK China and FHS Brazil in the future. RH results include Company restaurant sales and expenses, including expenses associated with royalties, rent, and advertising. These expenses are recognized, as applicable, as revenues in the respective franchisor segments (BK for the Carrols Burger King restaurants and INTL for PLK China and FHS Brazil) and eliminated upon consolidation.
Adjusted Operating Income represents our measure of segment income for each of our reportable segments and is used by management to measure operating performance. See Note 4, “Segment Reporting and Geographical Information,” of the Financial Statements for additional information about our operating and reportable segments and our measure of segment income.
On February 14, 2025, we acquired substantially all the remaining equity interests in Pangaea Foods (China) Holdings Ltd. (“BK China”) from our former joint venture partners (“BK China Acquisition”). BK China met the criteria to be classified as held for sale and was reported as discontinued operations. On November 8, 2025, we agreed to enter into a joint venture with CPE Alder Investment Limited, a fund managed by CPE (“CPE”), with respect to the operations of Burger King China (such joint venture, the “Burger King China JV”). The transaction closed on January 30, 2026. CPE now owns approximately 83% of Burger King China JV, while we own approximately 17% of the Burger King China JV and have a seat on its board of directors. As a result of this transaction, we recognized a non-cash charge of $114 million during 2025 related to our Burger King China holdings, which is included within Net loss from discontinued operations in the consolidated statements of operations. Following the closing of the transaction, we began accounting for our interest in Burger King China JV under the equity method of accounting and recognize franchise revenue from the Burger King China JV in our INTL segment. See Note 7, "BK China," of the Financial Statements for additional information regarding this transaction.

We generate revenues from the following sources:
•supply chain sales, consisting primarily of Tim Hortons supply chain sales, which represent the sourcing of products, supplies, and restaurant equipment and their subsequent resale to franchisees, as well as the sourcing and subsequent sale of consumer packaged goods (“CPG”). All Tim Hortons global supply chain sales, including coffee to International franchisees, are included in the TH segment;
•Company restaurant sales;
•franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchised restaurants, franchise fees paid by franchisees, and convention revenue (which can have an impact period over period due to timing, however, together with convention expense, have an immaterial net impact to Adjusted Operating Income);
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
Operating costs and expenses for our segments include:
•supply chain cost of sales, comprised of costs associated with the management of our Tim Hortons supply chain, including cost of goods, direct labor, depreciation, and cost of CPG products sold to retailers;
•Company restaurant expenses include food, beverage, and packaging costs, restaurant wages and related expenses, and restaurant occupancy and other expenses;
•segment franchise and property expenses (“Segment F&P expenses”), comprised primarily of depreciation of properties leased to franchisees, rental expense associated with properties subleased to franchisees, bad debt expense (recoveries), and convention expenses, and exclude amortization of franchise agreements and reacquired franchise rights. Convention expenses can have an impact period over period due to timing, however, together with convention revenue, have an immaterial net impact to Adjusted Operating Income;
•advertising expenses and other services, comprised primarily of expenses relating to marketing, advertising, promotion, and technology initiatives for the respective brands. Our advertising expenses and other services are primarily funded by contributions from franchisees and Company restaurants, and, from time to time, incremental corporate funding of marketing programs. Tim Hortons advertising expenses also include costs related to the sale of CPG products, which are funded by us; and
•segment general and administrative expenses (“Segment G&A”), comprised primarily of salary and employee-related costs for non-restaurant employees, professional fees, information technology systems, general overhead for our corporate offices, share-based compensation and non-cash incentive compensation expense, and depreciation and amortization.

Key Operating Metrics
Key performance indicators (“KPIs”) are shown for RBI's five franchisor segments. The KPIs for the Carrols Burger King restaurants are included in the BK segment, and the KPIs for the PLK China, BK China, and FHS Brazil restaurants are included in the INTL segment.
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
•Unless otherwise stated, system-wide sales growth, system-wide sales, and comparable sales are presented on a system-wide basis, which means they include franchised restaurants and Company restaurants. System-wide results are driven by our franchised restaurants, as over 95% of system-wide restaurants are franchised. Franchise sales represent sales at all franchised restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and advertising fund contributions are calculated based on a percentage of franchise sales.
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
These metrics are important indicators of the overall direction of our business, including trends in sales and the effectiveness of marketing, operations, and growth initiatives.
The following tables present our consolidated key operating metrics for each of the periods indicated, which have been derived from our internal records. We evaluate our restaurants and assess our business based on these operating metrics. These metrics may differ from those used by other companies in our industry, who may define these metrics differently.

Consolidated Key Business Metrics	2025	2024
System-wide Sales Growth (a)	5.3%	5.4%
System-wide Sales ($ in millions) (a)	$46,762	$44,476
Comparable Sales	2.4%	2.3%
Net Restaurant Growth	2.9%	3.4%
System Restaurant Count at Period End (b)	33,041	32,125
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.
(b)As of December 31, 2025, we had 313 alternative format units open, which primarily includes Tim Hortons self-serves and Tims Express outlets in China, which are not included in restaurant count.

Consolidated Results of Operations
Tabular amounts in millions of U.S. dollars unless noted otherwise. Totals, variances, and percentage changes may not calculate exactly due to rounding.

			2025 vs. 2024
Consolidated	2025	2024	Variance	FX Impact (a)	Variance Excluding FX Impact
			Favorable / (Unfavorable)
Revenues:
Supply chain sales	$2,909	$2,708	$201	$(44)	$245
Company restaurant sales	2,348	1,592	756	—	756
Franchise and property revenues	2,960	2,919	41	(9)	50
Advertising revenues and other services	1,217	1,187	30	(5)	35
Total revenues	9,434	8,406	1,028	(58)	1,086
Operating costs and expenses:
Supply chain cost of sales	2,363	2,180	(183)	36	(219)
Company restaurant expenses	1,968	1,328	(640)	—	(640)
Franchise and property expenses	552	544	(8)	6	(14)
Advertising expenses and other services	1,358	1,330	(28)	5	(33)
General and administrative expenses	741	733	(8)	(4)	(4)
(Income) loss from equity method investments	(11)	(69)	(58)	(1)	(57)
Other operating expenses (income), net	261	(59)	(320)	7	(327)
Total operating costs and expenses	7,232	5,987	(1,245)	49	(1,294)
Income from operations	2,202	2,419	(217)	(9)	(208)
Interest expense, net	516	577	61	1	60
Loss on early extinguishment of debt	2	33	31	—	31
Income from continuing operations before income taxes	1,684	1,809	(125)	(8)	(117)
Income tax expense (benefit) from continuing operations	483	364	(119)	(13)	(106)
Net income from continuing operations	1,201	1,445	(244)	(21)	(223)
Net loss from discontinued operations	126	—	(126)	—	(126)
Net income	$1,075	$1,445	$(370)	$(21)	$(349)
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
The decrease in Income from operations was primarily driven by an increase in net losses on foreign exchange arising from remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing, and the non-recurrence of a $79 million gain recognized during 2024 in connection with the Carrols Acquisition. These factors were partially offset by increases in segment income in each of our five franchisor segments.
The decrease in Net income from continuing operations was primarily driven by a decrease in Income from operations and an increase in Income tax expense from continuing operations, partially offset by a decrease in Interest expense, net and a decrease in Loss on early extinguishment of debt.

General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

			2025 vs. 2024
	2025	2024	$	%
			Favorable / (Unfavorable)
Segment G&A (b):
TH	$140	$158	$17	11%
BK	130	139	10	7%
PLK	75	84	9	11%
FHS	51	51	—	—%
INTL	198	200	2	1%
RH	96	59	(38)	(64)%
RH and BK China Transaction costs	37	22	(15)	(68)%
Corporate restructuring and advisory fees	14	20	6	30%
General and administrative expenses	$741	$733	$(8)	(1)%
(b)Segment G&A excludes income/expenses from non-recurring projects and non-operating activities, such as RH and BK China Transaction costs, and Corporate restructuring and advisory fees (as defined below).
In connection with the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition, we incurred certain non-recurring fees and expenses (“RH and BK China Transaction costs”) consisting primarily of professional fees, compensation-related expenses, and integration costs, all of which are classified as general and administrative expenses in the consolidated statements of operations. We expect to incur additional RH and BK China Transaction costs in 2026.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, as well as services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”).
The increase in general and administrative expenses was primarily driven by increases in RH Segment G&A, reflecting a full twelve months of operations of Carrols in 2025, and increases in RH and BK China Transaction costs, partially offset by decreases in Segment G&A in our TH, BK, PLK, and INTL segments.
(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, as well as gains or losses from changes in our ownership interests in equity investees.
During 2025, the change in (income) loss from equity method investments reflects the non-recurrence of a $79 million gain recognized during 2024 in connection with the Carrols Acquisition that resulted from an increase in the value of our existing 15% equity interest in Carrols. In addition, the change in (income) loss from equity method investments during 2025 also reflects the changes in earnings of our equity method investments, including the impact of discontinuing equity method accounting for BK China beginning in February 2025. As described in the Overview section, we began accounting for our interest in the Burger King China JV as an equity method investment commencing in February 2026.

Other Operating Expenses (Income), net
Our other operating expenses (income), net were comprised of the following:

	2025	2024
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$35	$3
Litigation settlements and reserves, net	7	—
Net losses (gains) on foreign exchange	209	(71)
Other, net	10	9
Other operating expenses (income), net	$261	$(59)
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent long-lived asset impairments, losses (gains) from asset write-offs and sales of properties, and costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net, primarily reflect accruals and payments made and proceeds received in connection with litigation and arbitration matters and other business disputes.
Net losses (gains) on foreign exchange consist of remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing. A substantial portion of this net foreign currency gain or loss relates to the measurement of U.S. dollar intercompany balances in foreign subsidiaries. This gain or loss primarily results from fluctuations in the exchange rate between the Euro and U.S. dollar.
Interest Expense, net

	2025	2024
Interest expense, net	$516	$577
Weighted average interest rate on long-term debt	4.4%	4.7%
The decrease in Interest expense, net was primarily driven by the 2024 restructuring of the Canadian cross-currency rate swap, a decrease in the Term Loan B spread driven by a 2024 repricing, and decreases in interest rates which impacts our variable rate debt.
Income Tax Expense
Our effective tax rate was 28.7% in 2025 and 20.1% in 2024. The effective tax rate for 2025 reflects a decrease in net deferred tax assets related to certain intangibles in connection with intra-group reorganizations (which we expect to have a favorable impact to the rate in 2026), unfavorable impacts of OECD Pillar II guidance issued during 2025, the mix of income from multiple jurisdictions, and internal financing arrangements. The effective tax rate for 2024 reflects our mix of income from multiple jurisdictions including the Carrols Acquisition, the impact of internal financing arrangements, and the overall impact of the statute of limitations expirations on both our uncertain tax positions and deferred tax assets.

Segment Results of Operations

TH Segment	2025	2024

System-wide Sales Growth (a)	3.0%	4.7%
System-wide Sales (a)	$7,573	$7,479
Comparable Sales	2.7%	3.9%
Comparable Sales - Canada	2.8%	4.3%
Net Restaurant Growth	1.0%	0.3%
System Restaurant Count	4,586	4,539
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

			2025 vs. 2024
TH Segment	2025	2024	Variance	FX Impact (a)	Variance Excluding FX Impact
			Favorable / (Unfavorable)
Revenues:
Supply chain sales	$2,909	$2,708	$201	$(44)	$246
Company restaurant sales	46	45	1	—	1
Franchise and property revenues	995	987	8	(17)	25
Advertising revenues and other services	298	301	(3)	(5)	2
Total revenues	4,247	4,040	207	(66)	274
Supply chain cost of sales	2,363	2,180	(182)	36	(219)
Company restaurant expenses	40	37	(3)	—	(3)
Segment F&P expenses	330	330	—	6	(6)
Advertising expenses and other services	312	307	(5)	5	(10)
Segment G&A	140	158	17	2	15
Adjustments:
Cash distributions received from equity method investments	16	15	—	—	—
Adjusted Operating Income	1,077	1,043	34	(17)	51
The increase in Total revenues was primarily driven by higher Supply chain sales due to increases in commodity prices, CPG net sales, and equipment sales to franchisees. Results were also impacted by unfavorable FX Impacts.
The increase in Adjusted Operating Income was primarily driven by revenue growth and a decrease in Segment G&A due primarily to lower compensation-related expenses, partially offset by higher Supply chain cost of sales due primarily to increases in commodity prices. Results were also impacted by unfavorable FX Impacts.

BK Segment	2025	2024

System-wide Sales Growth	0.9%	0.2%
System-wide Sales	$11,578	$11,484
Comparable Sales	1.5%	1.0%
Comparable Sales - US	1.6%	1.2%
Net Restaurant Growth	(0.8)%	(0.9)%
System Restaurant Count	7,025	7,082

			2025 vs. 2024
BK Segment	2025	2024	Variance	FX Impact (a)	Variance Excluding FX Impact
			Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$235	$243	$(7)	$—	$(7)
Franchise and property revenues (a)	722	720	3	(1)	3
Advertising revenues and other services (b)	556	488	68	—	68
Total revenues	1,514	1,451	63	(1)	64
Company restaurant expenses	219	221	3	—	3
Segment F&P expenses	130	122	(8)	—	(8)
Advertising expenses and other services	567	558	(10)	—	(10)
Segment G&A	130	139	10	—	10
Adjusted Operating Income	468	410	57	—	58
(a) Franchise and property revenues include intersegment revenues with RH consisting of royalties and rent of $112 million and $71 million for 2025 and 2024, respectively, which are eliminated in consolidation.
(b) Advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $85 million and $47 million for 2025 and 2024, respectively, which are eliminated in consolidation.
The increase in Total revenues was primarily driven by increases in Advertising revenues and other services due primarily to an increase in advertising fund contributions from franchisees, reflecting an increase in the contribution rate.
The increase in Adjusted Operating Income was primarily driven by the non-recurrence of $61 million of advertising expenses incurred in the prior year in connection with our support behind the marketing program. Additionally, the increase in Adjusted Operating Income also reflects a decrease in Segment G&A due primarily to lower compensation-related expenses, which was partially offset by an increase in Segment F&P expenses driven by net bad debt expenses in the current year compared to net bad debt recoveries in the prior year.

PLK Segment	2025	2024

System-wide Sales Growth	(0.7)%	4.2%
System-wide Sales	$6,076	$6,124
Comparable Sales	(3.2)%	0.4%
Comparable Sales - US	(2.9)%	0.6%
Net Restaurant Growth	1.6%	3.7%
System Restaurant Count	3,578	3,520

			2025 vs. 2024
PLK Segment	2025	2024	Variance	FX Impact (a)	Variance Excluding FX Impact
			Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$183	$148	$35	$—	$35
Franchise and property revenues	324	325	(1)	—	—
Advertising revenues and other services	293	295	(2)	—	(2)
Total revenues	800	768	33	—	33
Company restaurant expenses	159	128	(32)	—	(32)
Segment F&P expenses	13	9	(4)	—	(4)
Advertising expenses and other services	303	303	—	—	—
Segment G&A	75	84	9	—	9
Adjusted Operating Income	250	243	7	—	7
The increase in Total revenues was primarily driven by the inclusion of results from Popeyes restaurants acquired in the Carrols Acquisition for the full twelve month period in 2025 compared to a partial period in 2024.
The increase in Adjusted Operating Income was primarily driven by a decrease in Segment G&A due primarily to lower compensation-related expenses.

FHS Segment	2025	2024

System-wide Sales Growth	8.6%	2.7%
System-wide Sales	$1,337	$1,233
Comparable Sales	1.1%	(1.1)%
Comparable Sales - US	1.0%	(1.3)%
Net Restaurant Growth	7.7%	6.3%
System Restaurant Count	1,449	1,345

			2025 vs. 2024
FHS Segment	2025	2024	Variance	FX Impact (a)	Variance Excluding FX Impact
			Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$45	$41	$3	$—	$3
Franchise and property revenues	113	105	8	—	8
Advertising revenues and other services	75	68	7	—	7
Total revenues	232	214	19	—	19
Company restaurant expenses	38	36	(2)	—	(2)
Segment F&P expenses	10	8	(2)	—	(2)
Advertising expenses and other services	77	70	(7)	—	(7)
Segment G&A	51	51	—	—	—
Adjusted Operating Income	56	48	8	—	8
The increases in Total revenues and Adjusted Operating Income were primarily driven by the increase in system-wide sales.

INTL Segment	2025	2024

System-wide Sales Growth (a)	10.7%	10.0%
System-wide Sales (a)	$20,199	$18,156
Comparable Sales	4.9%	3.3%
Comparable Sales - INTL - Burger King	4.8%	3.3%
Net Restaurant Growth	4.9%	6.1%
System Restaurant Count	16,403	15,639
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

			2025 vs. 2024
INTL Segment	2025	2024	Variance	FX Impact (a)	Variance Excluding FX Impact
			Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$916	$853	$63	$9	$54
Advertising revenues and other services	82	82	—	1	(1)
Total revenues	998	935	63	10	53
Segment F&P expenses	19	31	13	—	13
Advertising expenses and other services	92	90	(2)	(1)	—
Segment G&A	198	200	2	(5)	7
Adjusted Operating Income	690	614	76	4	72
The increase in Total revenues was primarily driven by higher royalties from Burger King and Popeyes restaurants resulting from increased system-wide sales, partially offset by the absence of $37 million of revenues from BK China, due to the acquisition, which were recognized during 2024. Results were also impacted by a favorable FX Impact. As described in the Overview section, the INTL segment began recognizing royalties from the Burger King China JV commencing in February 2026, initially at a lower rate with a step to the business' full historical royalty rate over time.
The increase in Adjusted Operating Income was primarily driven by revenue growth and lower Segment F&P expenses primarily attributable to a decrease in net bad debt expenses. Results were also impacted by a favorable FX Impact.

RH Results
The RH segment revenues, expenses and segment income reflect the Burger King restaurants acquired from Carrols and the PLK China restaurants beginning on their acquisition dates of May 16, 2024 and June 28, 2024, respectively, and FHS Brazil beginning in 2025. As such, RH segment revenues, expenses, and segment income reflect the full twelve month period during 2025 compared to a partial period during 2024.

RH Segment	2025	2024

Comparable Sales	2.3%	0.4%
Comparable Sales - BK US	2.3%	0.4%
System Restaurant Count	1,087	1,036

	2025	2024
Revenues:
Company restaurant sales	$1,840	$1,116
Total revenues	1,840	1,116
Food, beverage and packaging costs	537	312
Restaurant wages and related expenses	595	358
Restaurant occupancy and other expenses (a)	476	296
Company restaurant expenses	1,608	965
Advertising expenses and other services (b)	92	49
Segment G&A	96	59
Adjusted Operating Income	44	44
(a)Restaurant occupancy and other expenses include intersegment royalties and property expenses of $112 million and $71 million during 2025 and 2024, respectively, which are eliminated in consolidation.
(b)Advertising expenses and other services include intersegment advertising expenses and tech fees of $85 million and $47 million during 2025 and 2024, respectively, which are eliminated in consolidation.

Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similarly captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net, and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition consisting primarily of professional fees, compensation related expenses and integration costs; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to reoccur in the foreseeable future, and the varied timing, size, and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	2025	2024	2025 vs. 2024
			Favorable / (Unfavorable)

Income from operations	$2,202	$2,419	$(217)
Franchise agreement and reacquired franchise rights amortization	65	53	(12)
RH and BK China Transaction costs	37	22	(15)
Corporate restructuring and advisory fees	14	20	6
Impact of equity method investments (a)	5	(53)	(58)
Other operating expenses (income), net	261	(59)	(320)
Adjusted Operating Income	$2,584	$2,402	$182

Segment income:
TH	$1,077	$1,043	$34
BK	468	410	58
PLK	250	243	7
FHS	56	48	8
INTL	690	614	76
RH	44	44	—
Adjusted Operating Income	$2,584	$2,402	$182
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income.
The increase in Adjusted Operating Income for 2025 reflects increases in segment income in each of our five franchisor segments, partially offset by an unfavorable FX Impact of $14 million.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated by operations, and borrowings available under our Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and/or principal payments, to make distributions to RBI for RBI to repurchase its common shares, to repurchase Class B exchangeable limited partnership units (“Partnership exchangeable units”), to voluntarily prepay and repurchase our or any of our affiliates’ outstanding debt, to fund acquisitions and other investing activities, such as capital expenditures and joint ventures, and to make distributions on Class A common units and distributions on the Partnership exchangeable units. Our liquidity requirements are significant, due primarily to debt service requirements.
At December 31, 2025, we had cash and cash equivalents of $1,163 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements, and capital spending over the next twelve months.
On February 14, 2025, we acquired substantially all of the remaining equity interests in Burger King China from our former joint venture partners for approximately $151 million in an all-cash transaction and assumed approximately $178 million of outstanding debt. During 2025, we provided $147 million of funding to BK China. As of December 31, 2025, cash and cash equivalents for BK China were $72 million, reflected in assets held for sale – discontinued operations, and outstanding debt was $208 million, reflected in liabilities held for sale – discontinued operations. On November 8, 2025, we agreed to enter into a joint venture with CPE Alder Investment Limited, a fund managed by CPE (“CPE”), with respect to the operations of Burger King China (such joint venture, “Burger King China JV”). Upon closing of the transaction on January 30, 2026, CPE invested $350 million of new primary capital into Burger King China JV, which resulted in CPE owning approximately 83% of Burger King China JV, while we retained approximately 17% and a seat on the Board of Directors of Burger King China JV. We did not receive any cash proceeds from the transaction, as the new primary capital invested by CPE remained in Burger King China JV and its subsidiaries to support future growth.
Burger King is executing its multi-year "Reclaim the Flame" plan to accelerate sales growth and drive franchisee profitability. This plan includes investing up to $700 million through year-end 2028, comprised of advertising and digital investments ("Fuel the Flame") and high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements ("Royal Reset"). The Fuel the Flame investments were completed in the fourth quarter ended December 31, 2024. As of December 31, 2025, we have funded $176 million out of up to $550 million planned toward the Royal Reset investments. These amounts are not inclusive of funds applied to remodels of Burger King restaurants acquired in the Carrols Acquisition.
We expect consolidated capital expenditures, including the change in accruals for additions of property and equipment since December 31, 2025, tenant inducements, and franchisee incentives to total around $400 million in 2026.
As of December 31, 2025, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar, in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $5,700 million and between the Euro and U.S. dollar, in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million. We expect to receive $53 million in quarterly fixed-rate interest payments in the next twelve months in connection with these outstanding cross-currency swaps.
On August 6, 2025, RBI’s board of directors approved a share repurchase authorization of up to $1,000 million of RBI common shares from September 15, 2025 until September 30, 2027. This share repurchase authorization replaced RBI's prior two-year authorization to repurchase up to $1,000 million of RBI common shares. If RBI purchases any RBI common shares, pursuant to the partnership agreement, Partnership will, immediately prior to such repurchase, make a distribution to RBI on its Class A common units in an amount sufficient for RBI to fund such repurchase. As of December 31, 2025, RBI had $1,000 million remaining under the new authorization. Repurchases under the authorization may be made in the open market or through privately negotiated transactions.
We generally provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of cash associated with unremitted earnings. We will continue to monitor our plans for such cash and related foreign earnings, but our expectation is to continue to provide taxes on unremitted earnings that we expect to distribute.
On June 20, 2024, Canada enacted tax legislation to restrict the deduction of excessive interest and financing expenses (“EIFEL”) which is effective for taxation years beginning on or after October 1, 2023. As a result, we expect to have restricted interest and financing tax deductions for the current and next few fiscal years, which will continue to increase our cash taxes.

Debt Instruments and Debt Service Requirements
As of December 31, 2025, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”), and obligations under finance leases.
Credit Facilities
As of December 31, 2025, two of our subsidiaries (the "Borrowers") have a credit agreement governing our senior secured term loan facilities (the "Term Loan Facilities"), under which $5,722 million was outstanding with a weighted average interest rate of 5.30%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.
Based on the amounts outstanding under the Term Loan Facilities and SOFR as of December 31, 2025, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $307 million in interest payments and $32 million in principal payments. The required debt service payment for the next twelve months represents a year-over-year decrease due to RBI's $200 million voluntary Term Loan B partial prepayment during the year ended December 31, 2025. In addition, based on SOFR as of December 31, 2025, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $48 million for the next twelve months. We may prepay the Term Loan Facilities in whole or in part at any time. Additionally, subject to certain exceptions, the Term Loan Facilities may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt, or (iii) a portion of our annual excess cash flows based upon certain leverage ratios.
As of December 31, 2025, we had no amounts outstanding under our Revolving Credit Facility (including revolving loans, swingline loans, and letters of credit), had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. We are also required to pay (i) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (ii) administration fees. The interest rate applicable to amounts drawn under each letter of credit range from 0.75% to 1.50%, depending on our net first lien leverage ratio.
Obligations under the Credit Facilities are guaranteed on a senior secured basis, jointly and severally, by Partnership and substantially all of its Canadian and U.S. subsidiaries, including The TDL Group Corp., Burger King Company LLC, Popeyes Louisiana Kitchen, Inc., FRG, LLC, and substantially all of their respective Canadian and U.S. subsidiaries (the “Credit Guarantors”). Amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future property (subject to certain exceptions) of each Borrower and Credit Guarantor.
Senior Notes
The Borrowers have entered into indentures in connection with the issuance of the following senior notes (collectively the “Senior Notes Indentures”):

Amount (in millions)	Interest Rate	Lien Priority	Due Date
$1,550	3.875%	First lien	January 15, 2028
$750	3.50%	First lien	February 15, 2029
$1,200	6.125%	First lien	June 15, 2029
$500	5.625%	First lien	September 15, 2029
$750	4.375%	Second lien	January 15, 2028
$2,900	4.00%	Second lien	October 15, 2030
No principal payments are due until maturity and interest is paid semi-annually.

The Borrowers may redeem a series of senior notes, in whole or in part, at any time at the redemption prices set forth in the applicable Senior Notes Indenture; provided that if the redemption is prior to June 15, 2026 for the 6.125% First Lien Senior Notes, or September 15, 2026 for the 5.625% First Lien Senior Notes, it will instead be at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Senior Notes Indentures also contain redemption provisions related to tender offers, change of control, and equity offerings, among others.
Based on the amounts outstanding at December 31, 2025, required debt service for the next twelve months on all of the senior notes outstanding is approximately $337 million in interest payments. For further information about our long-term debt, see Note 12, “Long Term Debt,” of the Financial Statements.
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
As of December 31, 2025, we were in compliance with all applicable financial debt covenants under the Credit Facilities and the Senior Notes Indentures, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
Cash Distributions
On January 6, 2026, RBI paid a dividend of $0.62 per RBI common share and Partnership made a distribution on the same day to RBI as holder of Class A common units in the amount of the aggregate dividends paid by RBI on RBI common shares. On January 6, 2026, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per Partnership exchangeable unit.
On February 12, 2026, we announced that the RBI board of directors had declared a quarterly cash dividend of $0.65 per common share for the first quarter of 2026, payable on April 2, 2026 to RBI shareholders of record on March 19, 2026. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Pursuant to the terms of the partnership agreement, each Partnership exchangeable unit is entitled to distributions from Partnership in an amount equal to any dividends or distributions that have been declared and are payable in respect of an RBI common share. The record date and payment date for these distributions on the Partnership exchangeable units are to be the same as the relevant record date and payment date for the corresponding dividends on RBI common shares. Accordingly, Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for distributions on Partnership exchangeable units are the same as the record date and payment date set forth above.
RBI and Partnership are targeting a total of $2.60 in declared dividends per common share and distributions in respect of each Partnership exchangeable unit for 2026.
Because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of February 13, 2026, we had outstanding 226,247,786 Class A common units issued to RBI and 109,356,045 Partnership exchangeable units. One special voting share of RBI is held by a trustee, entitling the trustee to that number of votes on matters on which holders of RBI common shares are entitled to vote equal to the number of Partnership exchangeable units outstanding. The trustee is required to cast such votes in accordance with voting instructions provided by holders of Partnership exchangeable units. At any shareholder meeting of RBI, holders of RBI common shares vote together as a single class with the special voting share except as otherwise provided by law. For information on our share-based compensation and RBI’s outstanding equity awards, see Note 15, "Share-based Compensation," of the Financial Statements.
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
Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $1,714 million in 2025, compared to $1,503 million in 2024. The change in cash provided by operating activities was primarily driven by an increase in INTL, BK, and TH segment income, a decrease in cash used for working capital, and a decrease in interest payments, partially offset by an increase in income tax payments.
Investing Activities
Cash used for investing activities was $318 million in 2025, compared to $660 million in 2024. The change in cash used for investing activities was primarily driven by a decrease in net payments for acquisition of franchised restaurants, net of cash acquired, partially offset by an increase in payments for additions of property and equipment. Net payments for acquisition of franchised restaurants for 2025 and 2024 was comprised primarily of $151 million for the BK China Acquisition and $508 million for the Carrols Acquisition, respectively.
Financing Activities
Cash used for financing activities was $1,436 million in 2025, compared to $625 million in 2024. The change in cash used for financing activities was driven primarily by the non-recurrence of proceeds from long-term debt, partially offset by a decrease in repayments of long-term debt and finance leases.
Contractual Obligations and Commitments
Our significant contractual obligations and commitments as of December 31, 2025 include:
Debt Obligations and Interest Payments — Refer to Note 12, “Long-Term Debt,” of the Financial Statements for further information on our obligations and the timing of expected payments. Future cash interest payments on our outstanding debt as of December 31, 2025 total $2,528 million, with $646 million due within the next twelve months. We have estimated our cash interest payments through the maturity of our Credit Facilities based on SOFR as of December 31, 2025. These payments exclude cash proceeds that we expect to receive from our interest rate swaps, cross-currency rate swaps, and interest income on cash.
Operating and Finance Leases — Refer to Note 16, “Leases,” of the Financial Statements for further information on our obligations and the timing of expected payments.
Purchase Commitments — Purchase obligations primarily include commitments to purchase green coffee, certain food ingredients, beverages, advertising expenditures, and obligations related to information technology and service agreements. We have purchase obligations of approximately $746 million at December 31, 2025, with approximately $690 million due within the next 12 months.
Unrecognized Tax Benefit — Our contractual obligations and commitments include approximately $88 million of gross liabilities for unrecognized tax benefits and accrued interest and penalties relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. For additional information on unrecognized tax benefits, see Note 17, “Income Taxes,” of the Financial Statements.
Other Commercial Commitments and Off-Balance Sheet Arrangements
From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2025, no material amounts are outstanding under these guarantees.

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
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in acquisitions. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, the Popeyes brand and the Firehouse Subs brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change, which indicate impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative or quantitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test, for any reporting unit or Brand, in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
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

We completed our impairment reviews for goodwill and the Brands as of October 1, 2025, 2024, and 2023 with no resulting impairments. In 2025, we conducted a quantitative assessment for the Firehouse Brand and the Firehouse and Carrols Burger King reporting units, while all other Brands and reporting units were assessed qualitatively. The fair values of the Firehouse Brand and reporting unit exceeded their carrying values by more than 20%. The Carrols Burger King reporting unit fair value, which was calculated utilizing an equal weighting of an income approach and market approach was not substantially in excess of its carrying value, at approximately 7.0% above its carrying value of $1,000 million. The goodwill allocated to this reporting unit was $362 million. Because this reporting unit includes Company restaurants, the valuation is sensitive to assumptions about sales growth, restaurant operating expenses, remodel timing and costs, and the discount rate, among other factors, all of which can be influenced by macroeconomic conditions, inflation, and the achievement of our forecasted results. Certain of these factors are not within our control, and adverse changes could reduce fair value and result in a future goodwill impairment charge.
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
See Note 17, “Income Taxes,” of the Financial Statements for additional information about accounting for income taxes.
New Accounting Pronouncements
See Note 2, “Significant Accounting Policies – New Accounting Pronouncements,” of the Financial Statements for additional information about new accounting pronouncements.
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
Currency Exchange Risk
We report our results in U.S. dollars, which is our reporting currency. Our operations that are denominated in currencies other than the U.S. dollar are impacted by fluctuations in currency exchange rates and changes in currency regulations. The majority of TH’s operations, income, revenues, expenses and cash flows are denominated in Canadian dollars, which we translate to U.S. dollars for financial reporting purposes. Royalty payments from INTL franchisees in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. Furthermore, franchise royalties from non-U.S. franchisees are calculated based on local currency sales; consequently, franchise revenues are still impacted by fluctuations in currency exchange rates. Each of their respective revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We have entered into cross-currency rate swaps to hedge a portion of our net investment in such foreign operations against adverse movements in foreign currency exchange rates. We designated cross-currency rate swaps with a notional value of $5,700 million between Canadian dollar and U.S. dollar and cross-currency rate swaps with a notional value of $2,750 million between the Euro and U.S. dollar, as net investment hedges of a portion of our equity in foreign operations in those currencies. The fair value of the cross-currency rate swaps is calculated each period with changes in the fair value of these instruments reported in accumulated other comprehensive income (loss) (“AOCI”) to economically offset the change in the value of the net investment in these designated foreign operations driven by changes in foreign currency exchange rates. The net fair value of these derivative instruments was a liability of $290 million as of December 31, 2025. The net unrealized loss, net of tax, related to these derivative instruments included in AOCI totaled $359 million as of December 31, 2025. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
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

During 2025, income from operations would have decreased or increased by approximately $101 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
Interest Rate Risk
We are exposed to changes in interest rates related to our Term Loan Facilities and Revolving Credit Facility, which bear interest at SOFR plus a spread, subject to a SOFR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps. We account for these derivatives as cash flow hedges, and as such, the unrealized changes in market value are recorded in AOCI and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. At December 31, 2025, we had a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on $4,000 million of our Term Loan Facilities. The total notional value of these interest rate swaps is $4,000 million, of which $3,500 million expire on October 31, 2028 and $500 million expire on September 30, 2026.
Based on the portion of our variable rate debt balance in excess of the notional amount of the interest rate swaps and SOFR as of December 31, 2025, a hypothetical 1.00% increase in SOFR would increase our annual interest paid by approximately $18 million.
Commodity Price Risk
We purchase commodities that are subject to price volatility driven by weather, market conditions, tariffs, and other factors outside our control. However, in our TH business, we employ standardized and proprietary purchasing, contract negotiation and pricing contract techniques, such as setting fixed prices for periods of up to one year with suppliers, in an effort to minimize volatility of certain of these commodities. Given that we purchase a significant amount of green coffee, we typically have purchase commitments fixing the price for several months depending upon prevailing market conditions. We also typically hedge against the risk of foreign exchange on green coffee prices.
We do not make use of financial instruments to hedge commodity prices, though we occasionally take forward pricing positions through our suppliers to manage commodity prices. As a result, we purchase commodities and other products at market prices, which fluctuate on a daily basis and may differ between different geographic regions, where local regulations may affect the volatility of commodity prices.
We may be subject to higher commodity prices depending upon prevailing market conditions upon delivery. Generally, changes in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and costs of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. We and our franchisees have some ability to increase product pricing to offset a rise in commodity prices, subject to acceptance by franchisees and guests.
Impact of Inflation
Inflationary pressures in 2025, 2024 and 2023 were significant and may continue going forward. Further significant increases in inflation could affect the global, Canadian and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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
The Partnership Exchangeable Units
The capital of Partnership consists of three classes of units: the Partnership Class A common units, the Partnership preferred units and the Partnership exchangeable units. The interest of RBI, as the sole general partner of Partnership, is represented by Class A common units and preferred units. The interests of the limited partners are represented by the Partnership exchangeable units.
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

Mandatory Exchange
Partnership may cause a mandatory exchange of the outstanding Partnership exchangeable units into RBI common shares in the event that (1) at any time there remain outstanding fewer than 5% of the number of Partnership exchangeable units outstanding as of the effective time of the Merger (other than Partnership exchangeable units held by RBI and its subsidiaries and as such number of Partnership exchangeable units may be adjusted in accordance with the partnership agreement); (2) any one of the following occurs: (i) any person, firm or corporation acquires directly or indirectly any voting security of RBI and immediately after such acquisition, the acquirer has voting securities representing more than 50% of the total voting power of all the then outstanding voting securities of RBI on a fully diluted basis, (ii) the shareholders of RBI shall approve a merger, consolidation, recapitalization or reorganization of RBI, other than any transaction which would result in the holders of outstanding voting securities of RBI immediately prior to such transaction having at least a majority of the total voting power represented by the voting securities of the surviving entity outstanding immediately after such transaction, with the voting power of each such continuing holder relative to other continuing holders not being altered substantially in the transaction; or (iii) the shareholders of RBI shall approve a plan of complete liquidation of RBI or an agreement for the sale or disposition of RBI of all or substantially all of RBI’s assets, provided that, in each case, RBI, in its capacity as the general partner of Partnership, determines, in good faith and in its sole discretion, that such transaction involves a bona fide third-party and is not for the primary purpose of causing the exchange of the Partnership exchangeable units in connection with such transaction; or (3) a matter arises in respect of which applicable law provides holders of Partnership exchangeable units with a vote as holders of units of Partnership in order to approve or disapprove, as applicable, any change to, or in the rights of the holders of, the Partnership exchangeable units, where the approval or disapproval, as applicable, of such change would be required to maintain the economic equivalence of the Partnership exchangeable units and the RBI common shares, and the holders of the Partnership exchangeable units fail to take the necessary action at a meeting or other vote of holders of Partnership exchangeable units to approve or disapprove, as applicable, such matter in order to maintain economic equivalence of the Partnership exchangeable units and the RBI common shares.

Special Note Regarding Forward-Looking Statements

Certain information contained in our Annual Report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) our strategic priorities including development of new products; (ii) the impact of our strategies on the growth of our Tim Hortons, Burger King, Popeyes, and Firehouse Subs brands and our profitability; (iii) the pace of remodeling and refranchising of Burger King restaurants acquired in the Carrols Acquisition; (iv) the domestic and international growth opportunities for the Tim Hortons, Burger King, Popeyes and Firehouse Subs brands, both in existing and new markets; (v) our ability to accelerate international development through joint venture structures and master franchise and development agreements and the impact on future growth and profitability of our brands; (vi) our commitment to technology and innovation, our continued investment in our technology capabilities and our plans and strategies with respect to digital sales, our information systems and technology offerings and investments; (vii) the correlation between our sales, guest traffic and profitability to consumer discretionary spending and the factors that influence spending; (viii) our ability to drive traffic, expand our guest base and allow restaurants to expand into new dayparts through new product innovation; (ix) net restaurant growth; (x) the drivers of the long-term success for and competitive position of each of our brands as well as increased sales and profitability of our franchisees; (xi) the impact of management initiatives at each of our brands;(xii) the continued use of certain franchise incentives including contributions toward the cost of restaurant remodeling, their impact on our financial results and our ability to mitigate such impact; (xiii) the impact of macro-economic events and their potential to adversely impact our business, results of operations, liquidity, prospects and restaurant operations and those of our franchisees; (xiv) our future financial obligations, including annual debt service requirements, capital expenditures and distribution payments, guarantees and indemnification obligations, and our ability and the sources of funds to meet such obligations; (xv) our future uses of liquidity, including distribution payments and share repurchases; (xvi) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; (xvii) our tax positions and their compliance with applicable tax laws; (xviii) certain accounting matters, including the impact of changes in accounting standards and the assumptions underlying our critical accounting estimates; (xix) certain tax matters, including our estimates with respect to tax matters and their impact on future periods, and any costs associated with contesting tax liabilities; (xx) the impact of governmental regulation, both domestically and internationally, on our business and financial and operational results; (xxi) the adequacy of our credit facilities to meet our current requirements; (xxii) certain litigation matters; (xxiii) our target total distributions for 2026; (xxiv) our sustainability initiatives and the impact of government sustainability regulation and initiatives; (xxv) the impact of international conflicts and potential terrorist activity; and (xxvi) future RH and BK China Transaction costs.

Our forward-looking statements, included in this Annual Report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by us in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to:(1) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs, (2) the ability of cash flows from the Carrols restaurants to fund our budgeted remodels, (3) the timing of refranchisings of such restaurants; (4) our ability to successfully implement our domestic and international growth strategy for each of our brands and risks related to our international operations; (5) our ability to identify and successfully consummate agreements with new partners for PLK China and FHS Brazil when we plan to do so; (6) our ability to implement and use information technology; (7) our reliance on franchisees, including subfranchisees, to accelerate restaurant growth; (8) our relationship with, and the success of, our franchisees and risks related to our franchised business model; (9) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (10) tariffs and their impact on economic conditions or our business;(11) evolving legislation and regulations in the area of franchise and labor and employment law; (12) global economic or other business conditions that may affect the desire or ability of our guests to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety; (13) our ownership and leasing of real estate; (14) our supply chain operations; (15) increased commodities prices; (16) our indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (17) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (18) risks related to unforeseen events, such as natural disasters or pandemics; (19) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (20) our ability to address environmental and social sustainability issues; (21) the ability to access liquidity under our credit facilities and derivatives, including counterparty risks; and (22) risks related to international conflict.

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
Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Partnership are being made only in accordance with authorizations of management and directors of RBI; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Partnership’s assets that could have a material effect on the consolidated financial statements.
Management performed an assessment of the effectiveness of Partnership’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that Partnership’s internal control over financial reporting was effective as of December 31, 2025.
The scope of management's assessment of the effectiveness of Partnership's internal control over financial reporting included all of Partnership’s consolidated operations except for the operations of Pangaea Foods (China) Holdings Ltd. (“BK China”), which Partnership acquired in February 2025 and met the criteria to be classified as held for sale and was reported as discontinued operations. BK China had assets held for sale of $489 million and net loss from discontinued operations of $126 million as of and for the year ended December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, Partnership’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors, Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Restaurant Brands International Limited Partnership and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Impairment assessment of the Carrols Burger King reporting unit goodwill

As described in Notes 2, 6, and 10 to the consolidated financial statements, the Partnership had recorded goodwill for the Carrols Burger King (BK) reporting unit of $362 million as of December 31, 2025. The Partnership performs goodwill impairment testing annually and more often if an event occurs or circumstances change which indicate that impairment might exist. Goodwill is evaluated for impairment by determining whether the fair value of the Partnership’s reporting unit exceeds its carrying value. The Partnership used an income approach and a market approach to estimate the fair value of the Carrols BK reporting unit. The income approach discounts the reporting unit’s projected cash flows using a discount rate determined from a market participant’s perspective, and the market approach uses similar publicly traded companies as guidelines, for determining fair value. The Carrols BK reporting unit fair value was calculated utilizing an equal weighting of an income approach and market approach.

We identified the evaluation of the impairment assessment of the Carrols BK reporting unit goodwill as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the projected sales growth rates and discount rate assumption used in the income approach to estimate the fair value of the Carrols BK reporting unit. Changes to those key assumptions could have had an impact on the Partnership’s fair value determination and the assessment of the carrying value of the Carrols BK reporting unit goodwill.

The following are the primary procedures we performed to address this critical audit matter: We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s goodwill impairment process, including controls related to the Partnership’s determination of projected sales growth rates and selection of the discount rate assumption used in the determination of the fair value of the Carrols BK reporting unit. We performed sensitivity analyses over the Partnership’s discount rate to evaluate the impact of changes in the assumption on the Partnership’s estimated fair value of the Carrols BK reporting unit. We compared the Partnership’s historical forecasts to actual results to assess the Partnership’s ability to forecast. We evaluated the reasonableness of the Partnership’s projected sales growth rates by comparing such rates to external market and industry data and to the Partnership’s underlying business strategies and growth plans. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the projected sales growth rates prepared by the Partnership by comparing them to publicly available projected sales growth rates for comparable restaurant companies

•evaluating the discount rate by comparing it to an independently developed discount rate using publicly available market data for comparable restaurant companies.

(signed) KPMG LLP
We have served as the Partnership’s auditor since 1989.
Miami, Florida
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Partners, Restaurant Brands International Limited Partnership, and Board of Directors, Restaurant Brands International Inc., the sole general partner of Restaurant Brands International Limited Partnership:
Opinion on Internal Control Over Financial Reporting
We have audited Restaurant Brands International Limited Partnership and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Partnership acquired Pangaea Foods (China) Holdings Ltd. (BK China) during 2025, and management excluded from its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025, BK China’s internal control over financial reporting associated with total assets of $489 million and the operations of BK China reported in net loss from discontinued operations of $126 million included in the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of BK China.
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
February 20, 2026

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,163	$1,334
Accounts and notes receivable, net of allowance of $54 and $57, respectively	794	698
Inventories, net	205	142
Prepaids and other current assets	179	108
Assets held for sale - discontinued operations	489	—
Total current assets	2,830	2,282
Property and equipment, net of accumulated depreciation and amortization of $1,245 and $1,087, respectively	2,303	2,236
Operating lease assets, net	1,961	1,852
Intangible assets, net	11,190	10,922
Goodwill	6,306	5,986
Other assets, net	1,025	1,354
Total assets	$25,615	$24,632
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$866	$765
Other accrued liabilities	1,271	1,141
Gift card liability	249	236
Current portion of long-term debt and finance leases	68	222
Liabilities held for sale - discontinued operations	437	—
Total current liabilities	2,891	2,364
Long-term debt, net of current portion	13,250	13,455
Finance leases, net of current portion	261	286
Operating lease liabilities, net of current portion	1,900	1,770
Other liabilities, net	1,034	706
Deferred income taxes, net	1,120	1,208
Total liabilities	20,456	19,789
Commitments and contingencies (Note 19)
Partners’ capital:
Class A common units - 226,247,286 units issued and outstanding at December 31, 2025; 208,565,254 units issued and outstanding at December 31, 2024	12,006	10,607
Partnership exchangeable units - 109,356,545 units issued and outstanding at December 31, 2025; 127,038,577 units issued and outstanding at December 31, 2024	(5,515)	(4,241)
Accumulated other comprehensive income (loss)	(1,334)	(1,525)
Total Partners’ capital	5,157	4,841
Noncontrolling interests	2	2
Total equity	5,159	4,843
Total liabilities and equity	$25,615	$24,632
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board of Directors of Restaurant Brands International Inc., as general partner of Restaurant Brands International Limited Partnership:

By:	/s/ J. Patrick Doyle	By:	/s/ Ali Hedayat
	J. Patrick Doyle, Executive Chairman of Restaurant Brands International Inc.		Ali Hedayat, Director of Restaurant Brands International Inc.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data)

	2025	2024	2023
Revenues:
Supply chain sales	$2,909	$2,708	$2,679
Company restaurant sales	2,348	1,592	271
Franchise and property revenues	2,960	2,919	2,903
Advertising revenues and other services	1,217	1,187	1,169
Total revenues	9,434	8,406	7,022
Operating costs and expenses:
Supply chain cost of sales	2,363	2,180	2,193
Company restaurant expenses	1,968	1,328	242
Franchise and property expenses	552	544	512
Advertising expenses and other services	1,358	1,330	1,273
General and administrative expenses	741	733	704
(Income) loss from equity method investments	(11)	(69)	(8)
Other operating expenses (income), net	261	(59)	55
Total operating costs and expenses	7,232	5,987	4,971
Income from operations	2,202	2,419	2,051
Interest expense, net	516	577	582
Loss on early extinguishment of debt	2	33	16
Income from continuing operations before income taxes	1,684	1,809	1,453
Income tax expense (benefit) from continuing operations	483	364	(265)
Net income from continuing operations	1,201	1,445	1,718
Net loss from discontinued operations (net of tax of $0)	126	—	—
Net income	1,075	1,445	1,718
Net income attributable to noncontrolling interests	1	3	3
Net income attributable to common unitholders	$1,074	$1,442	$1,715

Earnings per Class A common unit - basic and diluted (Note 3)
Net income from continuing operations	$4.13	$5.00	$5.89
Net loss from discontinued operations	$(0.44)	$—	$—
Net income	$3.69	$5.00	$5.89
Earnings per Partnership exchangeable unit - basic and diluted (Note 3)
Net income from continuing operations	$2.64	$3.21	$3.78
Net loss from discontinued operations	$(0.27)	$—	$—
Net income	$2.38	$3.21	$3.78

Weighted average units outstanding - basic and diluted (in millions) (Note 3):
Class A common units	210	204	202
Partnership exchangeable units	126	131	139
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars)

	2025	2024	2023
Net income	$1,075	$1,445	$1,718

Foreign currency translation adjustment	721	(858)	250
Net change in fair value of net investment hedges, net of tax of $(2), $16, and $(22)	(408)	314	(232)
Net change in fair value of cash flow hedges, net of tax of $15, $(39), and $(10)	(39)	107	29
Amounts reclassified to earnings of cash flow hedges, net of tax of $29, $37, and $24	(79)	(101)	(66)
Gain (loss) recognized on defined benefit pension plans and other items, net of tax of $(1), $(1), and $(2)	(4)	(2)	7
Other comprehensive income (loss)	191	(540)	(12)
Comprehensive income (loss)	1,266	905	1,706
Comprehensive income (loss) attributable to noncontrolling interests	1	3	3
Comprehensive income (loss) attributable to common unitholders	$1,265	$902	$1,703
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions of U.S. dollars, except unit data)

	Class A Common Units		Partnership Exchangeable units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Units	Amount	Units	Amount
Balances at December 31, 2022	202,006,067	$8,735	142,996,640	$(3,496)	$(973)	$2	$4,268
Distributions declared on Class A common units ($3.42 per unit)	—	(691)	—	—	—	—	(691)
Distributions declared on Partnership exchangeable units ($2.20 per unit)	—	—	—	(302)	—	—	(302)
Exchange of Partnership exchangeable units for RBI common shares	—	634	(9,398,876)	(634)	—	—	—
Distributions to RBI for repurchase of RBI common shares	—	(500)	—	—	—	—	(500)
Capital contribution from RBI Inc.	—	252	—	—	—	—	252
Noncontrolling interests distributions	—	—	—	—	—	(3)	(3)
Net income	—	1,190	—	525	—	3	1,718
Other comprehensive income (loss)	—	—	—	—	(12)	—	(12)
Balances at December 31, 2023	202,006,067	$9,620	133,597,764	$(3,907)	$(985)	$2	$4,730
Distributions declared on Class A common units ($3.62 per unit)	—	(744)	—	—	—	—	(744)
Distributions declared on Partnership exchangeable units ($2.32 per unit)	—	—	—	(302)	—	—	(302)
Exchange of Partnership exchangeable units for RBI common shares	6,559,187	453	(6,559,187)	(453)	—	—	—
Capital contribution from RBI Inc.	—	257	—	—	—	—	257
Noncontrolling interests distributions	—	—	—	—	—	(3)	(3)
Net income	—	1,021	—	421	—	3	1,445
Other comprehensive income (loss)	—	—	—	—	(540)	—	(540)
Balances at December 31, 2024	208,565,254	$10,607	127,038,577	$(4,241)	$(1,525)	$2	$4,843
Distributions declared on Class A common units ($3.86 per unit)	—	(825)	—	—	—	—	(825)
Distributions declared on Partnership exchangeable units ($2.48 per unit)	—	—	—	(304)	—	—	(304)
Exchange of Partnership exchangeable units for RBI common shares	17,682,032	1,268	(17,682,032)	(1,268)	—	—	—
Capital contribution from RBI Inc.	—	180	—	—	—	—	180
Noncontrolling interests distributions	—	—	—	—	—	(1)	(1)
Net income	—	776	—	298	—	1	1,075
Other comprehensive income (loss)	—	—	—	—	191	—	191
Balances at December 31, 2025	226,247,286	$12,006	109,356,545	$(5,515)	$(1,334)	$2	$5,159
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	2025	2024	2023
Cash flows from operating activities:
Net income	$1,075	$1,445	$1,718
Net loss from discontinued operations	126	—	—
Net income from continuing operations	1,201	1,445	1,718
Depreciation and amortization	301	264	191
Non-cash loss on early extinguishment of debt	2	23	5
Amortization of deferred financing costs and debt issuance discount	25	25	27
(Income) loss from equity method investments	(11)	(69)	(8)
Loss (gain) on remeasurement of foreign denominated transactions	209	(71)	20
Net (gains) losses on derivatives	(198)	(191)	(151)
Share-based compensation and non-cash incentive compensation expense	151	172	194
Deferred income taxes	97	(5)	(430)
Other non-cash adjustments, net	49	19	26
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(89)	7	(147)
Inventories and prepaids and other current assets	(67)	30	(43)
Accounts and drafts payable	89	(30)	22
Other accrued liabilities and gift card liability	(7)	(37)	9
Tenant inducements paid to franchisees	(44)	(38)	(32)
Changes in other long-term assets and liabilities	6	(41)	(78)
Net cash provided by operating activities from continuing operations	1,714	1,503	1,323
Cash flows from investing activities:
Payments for additions of property and equipment	(265)	(201)	(120)
Net proceeds from disposal of assets, restaurant closures and refranchisings	38	34	37
Net payments for acquisition of franchised restaurants, net of cash acquired	(152)	(540)	(17)
Settlement/sale of derivatives, net	76	74	112
Other investing activities, net	(15)	(27)	(1)
Net cash (used for) provided by investing activities from continuing operations	(318)	(660)	11
Cash flows from financing activities:
Proceeds from long-term debt	—	2,450	55
Repayments of long-term debt and finance leases	(427)	(2,190)	(92)
Payment of financing costs	—	(41)	(44)
Distributions on Class A common units and Partnership exchangeable units	(1,108)	(1,029)	(990)
Distributions to RBI for repurchase of RBI common shares	—	—	(500)
Capital contribution from RBI	33	78	60
Proceeds from derivatives	67	109	141
Other financing activities, net	(1)	(2)	(4)
Net cash used for financing activities from continuing operations	(1,436)	(625)	(1,374)
Net cash used for discontinued operations	(81)	—	—
Effect of exchange rates on cash and cash equivalents	16	(23)	1
(Decrease) increase in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(105)	195	(39)
Increase in cash classified as assets held for sale - discontinued operations	(66)	—	—
Increase (decrease) in cash and cash equivalents	(171)	195	(39)
Cash and cash equivalents at beginning of period	1,334	1,139	1,178
Cash and cash equivalents at end of period	$1,163	$1,334	$1,139
Supplemental cash flow disclosures:
Interest paid	$714	$785	$761
Income taxes paid, net	$450	$293	$290
Accruals for additions of property and equipment	$53	$51	$—
See accompanying notes to consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Description of Business and Organization
Description of Business
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us,” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”), and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of December 31, 2025, we franchised or owned 6,232 Tim Hortons restaurants, 19,900 Burger King restaurants, 5,413 Popeyes restaurants, and 1,496 Firehouse Subs restaurants, for a total of 33,041 restaurants, and operate in more than 120 countries and territories. As of the date of this Annual Report on Form 10-K, over 95% of system-wide restaurants were franchised.
We are a subsidiary of Restaurant Brands International Inc. (“RBI”). RBI is our sole general partner, and as such, RBI has the exclusive right, power, and authority to manage, control, administer, and operate the business and affairs and to make decisions regarding the undertaking and business of Partnership in accordance with the partnership agreement of Partnership (“partnership agreement”) and applicable laws.
All references to “$” or “dollars” are to the currency of the United States unless otherwise indicated. All references to “Canadian dollars” or “C$” are to the currency of Canada unless otherwise indicated.
Note 2. Significant Accounting Policies
Fiscal Year
We operate on a monthly calendar, with a fiscal year that ends on December 31.
Basis of Presentation
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
Principles of Consolidation
The consolidated financial statements (the “Financial Statements”) include our accounts and the accounts of entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest, including marketing funds we control. We also consider entities for consolidation when the controlling financial interest may be achieved through arrangements that do not involve voting interests (“VIE”).
All material intercompany balances and transactions have been eliminated in consolidation. Investments in other affiliates that are owned 50% or less where we have significant influence are generally accounted for by the equity method.
Foreign Currency Translation and Transaction Gains and Losses
Our functional currency is the U.S. dollar, since our term loans and senior secured notes are denominated in U.S. dollars. The functional currency of each of our operating subsidiaries is generally the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rates. Income, expenses, and cash flows are translated at the average foreign exchange rates for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of equity.
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
Accounts and Notes Receivable, net
Our credit loss exposure is mainly concentrated in our accounts and notes receivable portfolio, which consists primarily of amounts due from franchisees, including royalties, rents, franchise fees, contributions due to advertising funds we manage and, in the case of our TH segment, amounts due for supply chain sales. Accounts and notes receivable are reported net of an allowance for expected credit losses over the estimated life of the receivable. Credit losses are estimated based on aging, historical collection experience, financial position of the franchisee, and other factors, including those related to current economic conditions and reasonable and supportable forecasts of future conditions.
Bad debt expense recognized for expected credit losses is classified in our consolidated statement of operations as Cost of sales, Franchise and property expenses, or Advertising expenses and other services, based on the nature of the underlying receivable. Net bad debt expense totaled $21 million in 2025, $24 million in 2024, and $20 million in 2023.
Inventories
Inventories are carried at the lower of cost or net realizable value and consist primarily of raw materials such as green coffee beans and finished goods such as new equipment, parts, paper supplies, and restaurant food items. The moving average method is used to determine the cost of raw materials and finished goods inventories held for sale to Tim Hortons franchisees.
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
Leases
In all leases, whether we are the lessor or lessee, we define lease term as the non-cancellable term of the lease plus any renewals covered by renewal options that are reasonably certain of exercise based on our assessment of the economic factors relevant to the lessee. The noncancellable term of the lease commences on the date the lessor makes the underlying property in the lease available to the lessee, irrespective of when lease payments begin under the contract. We account for each lease component and its associated non-lease components as a single lease component for all underlying classes of asset for which we are a lessee or lessor.
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
Goodwill and Intangible Assets Not Subject to Amortization
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with business combination transactions. Our indefinite-lived intangible assets consist of the Tim Hortons brand, the Burger King brand, the Popeyes brand, and the Firehouse Subs brand (each a “Brand” and together, the “Brands”). Goodwill and the Brands are tested for impairment at least annually as of October 1 of each year and more often if an event occurs or circumstances change which indicate that impairment might exist. Our annual impairment tests of goodwill and the Brands may be completed through qualitative or quantitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit or Brand in any period. We can resume the qualitative assessment for any reporting unit or Brand in any subsequent period.
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
We completed our impairment tests for goodwill and the Brands as of October 1, 2025, 2024, and 2023 and no impairment resulted. During 2025, we conducted a quantitative assessment for the Firehouse Brand and the Firehouse and Carrols Burger King reporting units, while all other Brands and reporting units were assessed qualitatively. The fair values of the Firehouse Brand and reporting unit exceeded their carrying values by more than 20%. The Carrols Burger King reporting unit fair value was not substantially in excess of its carrying value, at approximately 7.0% above its carrying value of $1,000 million.

Long-Lived Assets
Long-lived assets, such as property and equipment, intangible assets subject to amortization, and lease right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee; significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets or asset group. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we record an impairment charge equal to the excess, if any, of the net carrying value over fair value.
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
When applying hedge accounting, we designate at a derivative’s inception, the specific assets, liabilities, or future commitments being hedged, and assess the hedge’s effectiveness at inception and on an ongoing basis. We discontinue hedge accounting when: (i) we determine that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designation of the derivatives as a hedge instrument is no longer appropriate. We do not enter into or hold derivatives for speculative purposes.
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
The carrying amounts for cash and cash equivalents, accounts and notes receivable, and accounts and drafts payable approximate fair value based on the short-term nature of these amounts.
We carry all of our derivatives at fair value and value them using various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about the fair value measurements of our derivative instruments, see Note 13, Derivative Instruments.

The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of December 31,
	2025	2024
Fair value of our variable term debt and senior notes	$13,266	$13,090
Principal carrying amount of our variable term debt and senior notes	$13,372	$13,651
The determination of fair values of certain tangible and intangible assets for purposes of the application of the acquisition method of accounting to the acquisitions of Carrols Restaurant Group, Inc. and BK China were based on Level 3 inputs. The determination of fair values of our reporting units and the determination of the fair value of the Brands for impairment testing using a quantitative approach during 2025, 2024 and 2023 were based upon Level 3 inputs.
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
Company restaurants and franchised restaurants contribute to advertising funds that our subsidiaries manage in the United States and Canada and certain other international markets. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. The advertising contributions by Company restaurants are eliminated in consolidation. Consolidated advertising expense totaled $1,292 million, $1,268 million and $1,201 million in 2025, 2024 and 2023, respectively.
Deferred Financing Costs
Deferred financing costs are amortized over the term of the related debt agreement into interest expense using the effective interest method.
Income Taxes
Amounts in the Financial Statements related to income taxes are calculated using the principles of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Under these principles, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carry-forwards and loss carry-forwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more-likely-than-not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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
Share-based Compensation
Compensation expense related to the issuance of share-based awards to our employees is measured at fair value on the grant date. The fair value of restricted stock units (“RSUs”) is generally based on the closing price of RBI’s common shares on the trading day preceding the date of grant. RBI’s total shareholder return and, if applicable, RBI’s total shareholder return relative to its peer group are incorporated into the underlying assumptions using a Monte Carlo simulation valuation model to calculate grant date fair value for performance based awards with a market condition. Stock option awards are granted with an exercise price or market value equal to the closing price of RBI common shares on the trading day preceding the date of grant. The Black-Scholes option pricing model is used to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis, adjusted for estimated forfeitures of awards that are not expected to vest. We use historical data to estimate forfeitures for share-based awards. The compensation expense for awards that contain performance conditions is recognized when it becomes probable that the performance conditions will be achieved.
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
New Accounting Pronouncements
Improvements to Income Tax Disclosures – In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted. During the fourth quarter of 2025, we elected to adopt this guidance prospectively and added necessary disclosures upon adoption as disclosed in Note 17, Income Taxes.
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
Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued guidance that provides a practical expedient that all entities can use to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods in those years, with early adoption permitted. Entities that elect the practical expedient are required to apply the amendments prospectively. We adopted this guidance on January 1, 2026, and the adoption did not have a material impact on our financial statements or disclosures.
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

Hedge Accounting Improvements - In November 2025, the FASB issued guidance that modifies aspects of the existing hedge accounting framework, including (1) permitting a group of forecasted transactions to be designated as a single cash flow hedge if the individual transactions have a ‘similar’ rather than ‘shared’ risk exposure, (2) providing an optional hedging model for cash flow hedges of forecasted interest payments on ‘choose-your-rate’ debt instruments, (3) expanding hedge accounting availability for non-financial forecasted transactions, (4) allowing net written options as hedging instruments under certain circumstances, and (5) addressing the use of foreign-currency-denominated debt instruments as both a hedging instrument and hedged item. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods in those years, with early adoption permitted. We are currently evaluating the impact this new guidance will have on our financial statements and disclosures.
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

The following table summarizes the basic and diluted earnings per unit calculations (in millions, except per unit amounts):

	2025	2024	2023
Allocation of net income from continuing operations among partner interests:
Net income from continuing operations allocated to Class A common unitholders	$868	$1,021	$1,190
Net income from continuing operations allocated to Partnership exchangeable unitholders	332	421	525
Net income from continuing operations attributable to common unitholders	$1,200	$1,442	$1,715

Allocation of net loss from discontinued operations among partner interests:
Net loss from discontinued operations allocated to Class A common unitholders	$92	$—	$—
Net loss from discontinued operations allocated to Partnership exchangeable unitholders	34	—	—
Net loss from discontinued operations attributable to common unitholders	$126	$—	$—

Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$776	$1,021	$1,190
Net income allocated to Partnership exchangeable unitholders	298	421	525
Net income attributable to common unitholders	$1,074	$1,442	$1,715

Denominator - basic and diluted partnership units:
Weighted average Class A common units	210	204	202
Weighted average Partnership exchangeable units	126	131	139

Earnings per unit - basic and diluted:
Net income from continuing operations - Class A common units (a)	$4.13	$5.00	$5.89
Net loss from discontinued operations - Class A common units (a)	$(0.44)	$—	$—
Net income - Class A common units (a)	$3.69	$5.00	$5.89

Net income from continuing operations - Partnership exchangeable units (a)	$2.64	$3.21	$3.78
Net loss from discontinued operations - Partnership exchangeable units (a)	$(0.27)	$—	$—
Net income - Partnership exchangeable units (a)	$2.38	$3.21	$3.78
(a)Earnings (loss) per unit may not recalculate exactly as it is calculated based on unrounded numbers.

Note 4. Segment Reporting and Geographical Information
As stated in Note 1, Description of Business and Organization, we manage four brands: Tim Hortons, Burger King, Popeyes, and Firehouse Subs.
Our management structure and information regularly reviewed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reflects six operating and reportable segments. Commencing in the first quarter of 2025, results of restaurants acquired in connection with the BK China Acquisition (see Note 7, BK China) are included in net loss from discontinued operations. The reportable segments consist of the following:
1.Tim Hortons – Operations of our Tim Hortons brand in Canada and the U.S. (“TH”);
2.Burger King – Operations of our Burger King brand in the U.S. and Canada, excluding results of Burger King restaurants acquired as part of our acquisition of Carrols Restaurant Group Inc. (the “Carrols Acquisition”) (“BK”);
3.Popeyes Louisiana Kitchen – Operations of our Popeyes brand in the U.S. and Canada, including the Popeyes restaurants acquired as part of the Carrols Acquisition (“PLK”);
4.Firehouse Subs – Operations of our Firehouse Subs brand in the U.S. and Canada (“FHS”);
5.International – Operations of each of our brands outside the U.S. and Canada, excluding results of Popeyes China (“PLK China”) and Firehouse Subs Brazil (“FHS Brazil”) restaurants (“INTL”); and
6.Restaurant Holdings – Operations of Burger King restaurants acquired as part of the Carrols Acquisition and the operations of PLK China and FHS Brazil restaurants (“RH”).
Our measure of segment income is Adjusted Operating Income. Our chief operating decision maker uses Adjusted Operating Income (i) in the budgeting process and in periodic reviews of segment performance by comparing variances in actual segment income results to budget and (ii) during the annual budgeting process to make capital allocation decisions, including allocating resources to segments.
Adjusted Operating Income represents income from operations adjusted to exclude (i) franchise agreement and reacquired franchise right intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net and, (iv) income/expenses from non-recurring projects and non-operating activities. For the periods referenced, income/expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses incurred in connection with the Carrols Acquisition, the PLK China Acquisition, and the BK China Acquisition consisting primarily of professional fees, compensation-related expenses, and integration costs (“RH and BK China Transaction costs”); (ii) non-recurring fees and expenses incurred in connection with the acquisition of Firehouse Subs consisting primarily of professional fees, compensation-related expenses and integration costs (“FHS Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
The following tables present total segment revenues, significant segment expenses that are regularly reviewed by the CODM to manage and assess segment performance and segment income, as well as depreciation and amortization, (income) loss from equity method investments, and capital expenditures by segment (in millions). For the periods referenced, segment franchise and property expenses (“Segment F&P expenses”) for each segment exclude franchise agreement and reacquired franchise rights amortization and Segment G&A for each segment excludes RH and BK China Transaction costs, FHS Transaction costs, and Corporate restructuring and advisory fees. For segment reporting purposes, capital expenditures include payments for additions of property and equipment during the period, as well as the change in accruals for additions of property and equipment since the prior period. For 2024, capital expenditures for RH excludes $7 million of accruals for additions of property and equipment assumed in connection with the Carrols Acquisition. Totals in the following tables may not calculate exactly due to rounding.

	2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$4,247	$1,316	$800	$232	$998	$1,840	$—	$9,434
Intersegment revenues	—	197	—	—	—	—	(197)	—
Total revenues	$4,247	$1,514	$800	$232	$998	$1,840	$(197)	$9,434

Operating costs and expenses:
Supply chain cost of sales	$2,363	$—	$—	$—	$—	$—	$—	$2,363
Company restaurant expenses (a)	40	219	159	38	—	1,608	(96)	1,968
Segment F&P expenses	330	130	13	10	19	—	(16)	486
Advertising expenses and other services	312	567	303	77	92	92	(85)	1,358
Segment G&A	140	130	75	51	198	96	—	690
Adjustments:
Cash distributions received from equity method investments	16	—	—	—	—	—	—	16
Adjusted Operating Income	$1,077	$468	$250	$56	$690	$44	$—	$2,584

Additional segment information:
Depreciation and amortization	$109	$51	$14	$5	$29	$92	$—	$301
(Income) loss from equity method investments	$(14)	$(1)	$—	$—	$4	$—	$—	$(11)
Capital expenditures	$58	$32	$16	$6	$12	$145	$—	$268
(a)The components of Company restaurant expenses for our RH segment are included below.

	2024
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$4,040	$1,333	$768	$214	$935	$1,116	$—	$8,406
Intersegment revenues	—	117	—	—	—	—	(117)	—
Total revenues	$4,040	$1,450	$768	$214	$935	$1,116	$(117)	$8,406

Operating costs and expenses:
Supply chain cost of sales	$2,180	$—	$—	$—	$—	$—	$—	$2,180
Company restaurant expenses (a)	37	221	129	36	—	965	(60)	1,328
Segment F&P expenses	330	122	9	8	31	—	(10)	490
Advertising expenses and other services	307	558	303	70	90	49	(47)	1,330
Segment G&A	158	139	84	51	200	59	—	691
Adjustments:
Cash distributions received from equity method investments	15	—	—	—	—	—	—	15
Adjusted Operating Income	$1,043	$410	$243	$48	$614	$44	$—	$2,402

Additional segment information:
Depreciation and amortization	$111	$49	$13	$5	$27	$59	$—	$264
(Income) loss from equity method investments	$(15)	$(78)	$—	$—	$24	$—	$—	$(69)
Capital expenditures	$47	$72	$23	$6	$11	$86	$—	$245

	2023
	TH	BK	PLK	FHS	INTL	Total
Total revenues	$3,972	$1,297	$692	$187	$874	$7,022

Operating costs and expenses:
Supply chain cost of sales	$2,193	$—	$—	$—	$—	$2,193
Company restaurant expenses	38	90	80	34	—	242
Segment F&P expenses	319	133	10	8	11	481
Advertising expenses and other services	309	543	295	49	77	1,273
Segment G&A	168	145	86	58	190	647
Adjustments:
Cash distributions received from equity method investments	14	—	—	—	—	14
Adjusted Operating Income	$958	$386	$221	$38	$597	$2,200

Additional segment information:
Depreciation and amortization	$108	$46	$11	$4	$22	$191
(Income) loss from equity method investments	$(15)	$8	$—	$—	$(1)	$(8)
Capital expenditures	$51	$37	$9	$4	$19	$120
The following table presents the components of Company restaurant expenses for our RH segment (in millions):

	2025	2024
Company restaurant expenses for RH segment
Food, beverage and packaging costs	$537	$312
Restaurant wages and related expenses	595	358
Restaurant occupancy expense and other	476	295
Total	$1,608	$965

The following tables present revenues by country (in millions):

	2025	2024	2023
Revenues by country (b):
United States	$4,557	$3,783	$2,518
Canada	3,846	3,684	3,630
Other	1,031	939	874
Total	$9,434	$8,406	$7,022
(b) Only the United States and Canada represented 10% or more of our total revenues in each period presented.

Our CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to our CODM or used in his decisions to allocate resources or assess performance of the segments. Therefore, total segment assets and long-lived assets have not been disclosed.

Total long-lived assets by country are as follows (in millions):

	As of December 31,
	2025	2024
By country:
United States	$2,736	$2,684
Canada	1,530	1,435
Other	77	52
Total	$4,343	$4,171
Long-lived assets include property and equipment, net, finance and operating lease right of use assets, net and net investment in property leased to franchisees. Only Canada and the United States represented 10% or more of our total long-lived assets as of December 31, 2025 and December 31, 2024.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of Income from operations to Adjusted Operating Income consists of the following (in millions):

	2025	2024	2023
Income from operations	$2,202	$2,419	$2,051
Franchise agreement and reacquired franchise rights amortization	65	53	31
RH and BK China Transaction costs	37	22	—
FHS Transaction costs	—	—	19
Corporate restructuring and advisory fees	14	20	38
Impact of equity method investments (a)	5	(53)	6
Other operating expenses (income), net	261	(59)	55
Adjusted Operating Income	$2,584	$2,402	$2,200
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 5. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2024 and December 31, 2025 (in millions):

Balance at December 31, 2024	$517
Recognized during period and included in the contract liability balance at the beginning of the year	(59)
Increase, excluding amounts recognized as revenue during the period	55
Effective settlement of pre-existing contract liabilities in connection with BK China Acquisition	(17)
Impact of foreign currency translation	21
Balance at December 31, 2025	$517

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of December 31, 2025 (in millions):

2026	$53
2027	51
2028	48
2029	45
2030	42
Thereafter	278
Total	$517
Disaggregation of Total Revenues
The following tables disaggregate revenue by segment (in millions). Totals in the following tables may not calculate exactly due to rounding.

	2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$2,909	$—	$—	$—	$—	$—	$—	$2,909
Company restaurant sales	46	235	183	45	—	1,840	—	2,348
Royalties	339	489	294	76	862	—	(82)	1,977
Property revenues	627	218	15	—	2	—	(30)	832
Franchise fees and other revenue	29	16	16	37	52	—	—	151
Advertising revenues and other services	298	556	293	75	82	—	(85)	1,217
Total revenues	$4,247	$1,514	$800	$232	$998	$1,840	$(197)	$9,434
(a)Represents elimination of intersegment revenues that consists of royalties, property and advertising and other services revenue recognized by BK and INTL from intersegment transactions with RH.

	2024
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$2,708	$—	$—	$—	$—	$—	$—	$2,708
Company restaurant sales	45	242	148	41	—	1,116		1,592
Royalties	332	484	300	71	803	—	(50)	1,940
Property revenues	622	219	14	—	2	—	(20)	837
Franchise fees and other revenue	32	17	11	34	48	—	—	142
Advertising revenues and other services	301	488	295	68	82	—	(47)	1,187
Total revenues	$4,040	$1,450	$768	$214	$935	$1,116	$(117)	$8,406

	2023
	TH	BK	PLK	FHS	INTL	Total
Supply chain sales	$2,679	$—	$—	$—	$—	$2,679
Company restaurant sales	46	97	89	39	—	271
Royalties	324	483	291	69	753	1,920
Property revenues	609	227	13	—	2	851
Franchise fees and other revenue	22	20	10	31	49	132
Advertising revenues and other services	292	470	289	48	70	1,169
Total revenues	$3,972	$1,297	$692	$187	$874	$7,022

Note 6. Carrols Acquisition
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
Fees and expenses related to the Carrols Acquisition and related financings totaled approximately $11 million during 2024, consisting of professional fees and compensation-related expenses which are classified as general and administrative expenses in the accompanying consolidated statements of operations and are included in RH and BK China Transaction costs.

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
The unaudited supplemental pro forma consolidated revenue gives effect to actual revenues prior to the Carrols Acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the Step Acquisition Gain and RH and BK China Transaction costs, supplemental pro forma net earnings, assuming the Carrols Acquisition had occurred on January 1, 2023, would not be materially different from the results reported during 2024 and 2023.
The unaudited pro forma information has been prepared for comparative purposes only, in accordance with the acquisition method of accounting, and is not necessarily indicative of the results of operations that would have occurred if the Carrols Acquisition had been completed on the date indicated, nor is it indicative of our future operating results.

Note 7. BK China
Prior to February 14, 2025, we owned an equity interest in Pangaea Foods (China) Holdings Ltd. (“BK China”), which we accounted for primarily as an equity method investment. On February 14, 2025, we acquired substantially all of the remaining equity interests of BK China for approximately $151 million in an all-cash transaction funded by cash on hand (the “BK China Acquisition”). We determined the criteria for classification as held for sale were met on the acquisition date and presented the financial position and results of operations of BK China as discontinued operations in our consolidated financial statements beginning on the date of acquisition on a one month lag with no material impact to consolidated results. Refer to the “Discontinued Operations” section within this footnote below for further details.
The BK China Acquisition was accounted for as a step acquisition, which required remeasurement of our existing ownership interest in BK China to fair value. We utilized an income approach to determine the fair value of our existing equity interest. This resulted in an increase in the value of our existing equity interest and the recognition of a gain of $2 million (the “BK China Step Acquisition Gain”), which is included in (Income) loss from equity method investments in our consolidated statement of operations in 2025.
Purchase price consideration in connection with the BK China Acquisition totaled $149 million, consisting of the cash purchase price of $151 million plus the fair value of our existing interest of $11 million less the effective settlement of pre-existing balances with BK China related to franchise agreements prior to the date of acquisition of $13 million.
During 2025, we finalized acquisition accounting and allocation of the purchase price to the net assets acquired including property, plant, and equipment of $116 million, operating lease right of use assets of $160 million, goodwill of $308 million, outstanding current debt assumed of $178 million, operating lease liabilities of $157 million, and other net liabilities of $100 million. Goodwill is considered to represent the value associated with the workforce and benefits anticipated to be realized by our INTL segment for future restaurant growth. We assigned $146 million of goodwill to a reporting unit in the INTL segment. Goodwill arising from the BK China Acquisition that was not assigned to a reporting unit in the INTL segment is part of the disposal group and classified as Assets held for sale – discontinued operations in our consolidated balance sheet.
Supplemental pro forma net income from continuing operations, assuming the BK China Acquisition had occurred on January 1, 2024, would not differ materially from the results reported during 2025 and 2024.
Discontinued Operations
Upon determining that a disposal group meets the criteria to be classified as held for sale, we measure it at the lower of its carrying value or fair value less costs to sell. Fair value less costs to sell is assessed each period the disposal group remains classified as held-for-sale, with any subsequent changes recognized as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale. Refer to the “BK China JV” section within this footnote below for further details related to the non-cash charge of $114 million included within Net loss from discontinued operations in the consolidated statements of operations.
Upon classification as held for sale, we cease depreciation and amortization of long-lived assets included in a disposal group, including operating lease right-of-use assets. Additionally, BK China ceased recognition of royalty expense and our INTL segment ceased recognition of revenue from BK China following the BK China Acquisition and presentation as discontinued operations.
The assets and liabilities of BK China are classified as Assets held for sale – discontinued operations and Liabilities held for sale – discontinued operations, respectively, in our consolidated balance sheet. During 2025, we provided $147 million of funding to BK China. Cash and cash equivalents for BK China was $72 million as of December 31, 2025, reflected in assets held for sale – discontinued operations.

Net cash provided by (used for) discontinued operations consists of the following (in millions):

2025
Cash flows from discontinued operations:
Net cash used for operating activities from discontinued operations	$(100)
Net cash used for investing activities from discontinued operations	(6)
Net cash provided by financing activities from discontinued operations	25
Net cash used for discontinued operations	$(81)
Burger King China JV
On November 8, 2025, we agreed to enter into a joint venture with CPE Alder Investment Limited, a fund managed by CPE (“CPE”), with respect to the operations of Burger King China (such joint venture, the “Burger King China JV”). Upon closing of the transaction on January 30, 2026, CPE invested $350 million of new primary capital into Burger King China JV, which resulted in CPE owning approximately 83% of Burger King China JV, while we own approximately 17% and a seat on the Board of Directors of Burger King China JV. We did not receive any cash proceeds from the transaction, as the new primary capital invested by CPE remained in Burger King China JV and its subsidiaries to support future growth. As a result of the decision to sell a significant portion of the Burger King China business and the valuation implied by such sale, we recognized a non-cash charge of $114 million during 2025 related to our Burger King China holdings included within Net loss from discontinued operations in the consolidated statements of operations.
Note 8. Equity Method Investments
As discussed in Note 7, BK China, prior to February 14, 2025, we owned an equity interest in BK China, which we accounted for primarily as an equity method investment. In connection with the BK China Acquisition, we acquired substantially all of the remaining equity interest of BK China, resulting in the BK China Step Acquisition Gain. As a result of the BK China Acquisition, BK China became a consolidated subsidiary beginning on February 14, 2025.
As discussed in Note 6, Carrols Acquisition, prior to May 16, 2024, we owned a 15% equity interest in Carrols, which was accounted for as an equity method investment. In connection with the Carrols Acquisition, we acquired the remaining 85% equity interest in Carrols, resulting in the Step Acquisition Gain. As a result of the Carrols Acquisition, Carrols became a wholly owned consolidated subsidiary beginning on May 16, 2024.
The aggregate carrying amount of our equity method investments was $111 million and $113 million as of December 31, 2025 and 2024, respectively, and is included as a component of Other assets, net in our consolidated balance sheets.
The aggregate market value of our 4.1% equity interest in TH International Limited (“Tims China”) based on the quoted market price on December 31, 2025 was approximately $3 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons, Burger King, and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, including Carrols through May 15, 2024, and BK China through February 14, 2025, consist of the following (in millions):

	2025	2024	2023
Revenues from affiliates:
Royalties	$332	$369	$402
Advertising revenues	6	36	79
Property revenues	1	13	32
Franchise fees and other revenue	15	21	21
Sales	18	17	19
Total	$372	$456	$553
At December 31, 2025 and 2024, we had $41 million and $44 million, respectively, of accounts receivable, net from our equity method investments which were recorded in accounts and notes receivable, net in our consolidated balance sheets.

With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $15 million during 2025, $14 million during 2024, and $13 million during 2023.
We recognized rent expense associated with the TIMWEN Partnership of $21 million during 2025, 2024, and 2023.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
In June 2024, we acquired the Popeyes China (“PLK China”) business from Tims China (“PLK China Acquisition”). In addition during 2024, Tims China issued us a $20 million three-year convertible note due June 28, 2027 and a $5 million three-year convertible note due August 15, 2027. During 2025, Tims China issued us an additional $33 million of convertible notes due September 30, 2029 and amended the convertible notes issued during 2024 to extend the maturity date to September 30, 2029. The convertible notes are included within other assets, net in the consolidated balance sheets as of December 31, 2025.
Note 9. Property and Equipment, net
Property and equipment, net, consist of the following (in millions):

	As of December 31,
	2025	2024
Land	$959	$952
Buildings and improvements	1,472	1,334
Restaurant equipment	353	310
Furniture, fixtures, and other	320	280
Finance leases	320	331
Construction in progress	124	116
	3,548	3,323
Accumulated depreciation and amortization	(1,245)	(1,087)
Property and equipment, net	$2,303	$2,236
Depreciation and amortization expense on property and equipment totaled $210 million for 2025, $186 million for 2024 and $137 million for 2023.
Included in our property and equipment, net at December 31, 2025 and 2024 are $192 million and $211 million, respectively, of assets leased under finance leases (mostly buildings and improvements), net of accumulated depreciation and amortization of $128 million and $120 million, respectively.

Note 10. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,
	2025			2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$732	$(413)	$319	$707	$(369)	$338
Reacquired franchise rights	368	(56)	312	374	(22)	352
Favorable leases	63	(46)	17	74	(53)	21
Subtotal	1,163	(515)	648	1,155	(444)	711
Indefinite-lived intangible assets:
Tim Hortons brand	$6,224	$—	$6,224	$5,972	$—	$5,972
Burger King brand	2,147	—	2,147	2,068	—	2,068
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,542	—	10,542	10,211	—	10,211
Intangible assets, net			$11,190			$10,922

Goodwill
TH segment	$3,995			$3,841
BK segment	358			240
PLK segment	844			844
FHS segment	194			193
INTL segment	545			377
RH segment	370			491
Total	$6,306			$5,986
Amortization expense on intangible assets totaled $69 million for 2025, $58 million for 2024, and $37 million for 2023.
As of December 31, 2024, preliminary goodwill arising from the Carrols Acquisition was reported within the RH segment. During the three months ended March 31, 2025, we assigned $362 million and $117 million of goodwill from the Carrols Acquisition to reporting units in the RH and BK segments, respectively. Refer to Note 6, Carrols Acquisition, for a description of goodwill recognized in connection with the Carrols Acquisition. Additionally, during 2025, we assigned $146 million of goodwill from the BK China Acquisition to a reporting unit in the INTL segment. Refer to Note 7, BK China, for a description of goodwill recognized in connection with the BK China Acquisition. The changes in goodwill balances for each segment also reflect the impact of foreign currency translation during 2025.
As of December 31, 2025, the estimated future amortization expense on identifiable assets subject to amortization is as follows (in millions):

Twelve-months ended December 31,	Amount
2026	$68
2027	68
2028	67
2029	65
2030	62
Thereafter	318
Total	$648

Note 11. Other Accrued Liabilities and Other Liabilities
Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2025	2024
Current:
Distributions payable	$283	$262
Interest payable	69	69
Accrued compensation and benefits	155	143
Taxes payable	188	228
Deferred income	77	71
Accrued advertising expenses	44	35
Restructuring and other provisions	25	16
Current portion of operating lease liabilities	200	193
Other	230	124
Other accrued liabilities	$1,271	$1,141
Non-current:
Taxes payable	$77	$52
Contract liabilities (see Note 5)	517	517
Derivatives liabilities	290	1
Unfavorable leases	25	30
Accrued pension	23	23
Deferred income	45	54
Other	57	29
Other liabilities, net	$1,034	$706
Note 12. Long-Term Debt
Long-term debt consists of the following (in millions):

			As of December 31,
	Maturity Date	Interest Rate (a)	2025	2024
Term Loan B	Sep 21, 2030	5.466%	$4,479	$4,726
Term Loan A	Sep 21, 2028	4.716%	1,243	1,275
First Lien Senior Notes	Jan 15, 2028	3.875%	1,550	1,550
First Lien Senior Notes	Feb 15, 2029	3.500%	750	750
First Lien Senior Notes	Jun 15, 2029	6.125%	1,200	1,200
First Lien Senior Notes	Sep 15, 2029	5.625%	500	500
Second Lien Senior Notes	Jan 15, 2028	4.375%	750	750
Second Lien Senior Notes	Oct 15, 2030	4.000%	2,900	2,900
TH Facility and other			—	108
Less: unamortized deferred financing costs and deferred issuance discount			(90)	(117)
Total debt, net			13,282	13,642
Less: current maturities of debt			(32)	(187)
Total long-term debt			$13,250	$13,455
(a)Represents the interest rate on Term Loan B and Term Loan A as of December 31, 2025.

Credit Facilities
As of December 31, 2025, two of our subsidiaries (the “Borrowers”) have a credit agreement governing our senior secured term loan B facility (the "Term Loan B"), our senior secured term loan A facility (the “Term Loan A” and together with the Term Loan B, the “Term Loan Facilities”) and our senior secured revolving credit facility (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Credit Facilities”). The Credit Facilities were amended and repriced in prior years, resulting in the current structure summarized below.
As of December 31, 2025, the interest rate applicable to the Term Loan B is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (b) term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin of 1.75%.
As of December 31, 2025, the interest rate applicable to the Term Loan A and Revolving Credit Facility is, at our option, either (a) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (b) term SOFR, subject to a floor of 0.00%, plus an applicable margin varying between 0.75% and 1.50%, in each case, determined by reference to a net first lien leverage-based pricing grid. The commitment fee on the unused portion of the Revolving Credit Facility is 0.15%. As of December 31, 2025, the principal amount amortizes in quarterly installments equal to $8 million beginning March 31, 2025 and $16 million beginning March 31, 2027 until the maturity date, with the balance payable at maturity.
As of December 31, 2025, the total availability under the Revolving Credit Facility was $1,250 million, with a maturity of September 21, 2028, and we had $2 million of letters of credit issued against the Revolving Credit Facility, leaving $1,248 million of borrowing availability. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or repurchases of RBI common shares or repurchases of partnership exchangeable units, to fund acquisitions or capital expenditures and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit. The interest rate applicable to amounts drawn under each letter of credit is 0.75% to 1.50%, depending on our net first lien leverage ratio.
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
Senior Notes
Obligations under the 3.875% First Lien Senior Notes due 2028, the 3.50% First Lien Senior Notes due 2029, the 6.125% First Lien Senior Notes due 2029 and the 5.625% First Lien Senior Notes due 2029 (collectively, the “First Lien Senior Notes”) are guaranteed on a senior secured basis, jointly and severally, by the Guarantors. The First Lien Senior Notes are first lien senior secured obligations and rank equal in right of payment with all of the existing and future first lien senior debt of the Borrowers and Guarantors, including borrowings and guarantees under our Credit Facilities.
Obligations under the 4.375% Second Lien Senior Notes due 2028 and the 4.00% Second Lien Senior Notes due 2030 (collectively, the “Second Lien Senior Notes” and together with the First Lien Senior Notes, the "Seniors Notes") are guaranteed on a second priority senior secured basis, jointly and severally, by the Guarantors. The Second Lien Senior Notes are second lien senior secured obligations and rank equal in right of payment with all of the existing and future senior debt of the Borrowers and Guarantors, including borrowings and guarantees of the Credit Facilities, and effectively subordinated to all of the existing and future first lien senior debt of the Borrowers and Guarantors.
The Borrowers may redeem a series of Senior Notes, in whole or in part, at any time at the redemption prices set forth in the applicable Senior Notes Indenture; provided that if the redemption is prior to June 15, 2026 for the 6.125% First Lien Senior Notes due 2029, and September 15, 2026 for the 5.625% First Lien Senior Notes due 2029, it will instead be at a price equal to 100% of the principal amount redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Senior Notes also contain redemption provisions related to tender offers, change of control and equity offerings, among others.

Restrictions and Covenants
The Credit Facilities and the Senior Notes, each contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay or modify the terms of certain indebtedness; and engage in certain transactions with affiliates. In addition, under the Credit Facilities, the Borrowers are not permitted to exceed a first lien senior secured leverage ratio of 6.50 to 1.00 when, as of the end of any fiscal quarter beginning with the first fiscal quarter of 2020, (1) any amounts are outstanding under the Term Loan A and/or (2) the sum of (i) the amount of letters of credit outstanding exceeding $50 million (other than those that are cash collateralized); (ii) outstanding amounts under the Revolving Credit Facility and (iii) outstanding amounts of swingline loans, exceeds 30.0% of the commitments under the Revolving Credit Facility.
The restrictions under the Credit Facilities and the Senior Notes have resulted in substantially all of our consolidated assets being restricted.
As of December 31, 2025, we were in compliance with applicable financial debt covenants under the Credit Facilities and the Senior Notes and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.
TH Facility
One of our subsidiaries entered into a non-revolving delayed drawdown term credit facility in a total aggregate principal amount of C$225 million with a maturity date of October 4, 2025 (the “TH Facility”). During the third quarter of 2025, the remaining C$143 million TH Facility outstanding balance was repaid in full and there is no outstanding balance as of December 31, 2025.
Debt Issuance Costs
We did not incur any significant deferred financing costs during 2025. During 2024, we incurred aggregate deferred financing costs of $41 million in connection with the First 2024 Amendment, the Second 2024 Amendment, the issuance of the 6.125% First Lien Senior Notes due 2029 and the issuance of the 5.625% First Lien Senior Notes due 2029. During 2023, we incurred aggregate deferred financing costs of $44 million in connection with the 7th Amendment.
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
Maturities
The aggregate maturities of our long-term debt as of December 31, 2025 are as follows (in millions):

Year Ended December 31,	Principal Amount
2026	$32
2027	64
2028	3,447
2029	2,450
2030	7,379
Total	$13,372

Interest Expense, net
Interest expense, net consists of the following (in millions):

	2025	2024	2023
Debt (a)	$504	$572	$576
Finance lease obligations	18	19	19
Amortization of deferred financing costs and debt issuance discount	25	25	27
Interest income	(31)	(39)	(40)
Interest expense, net	$516	$577	$582
(a)Amount includes a benefit of $103 million, $135 million, and $83 million during 2025, 2024, and 2023, respectively, related to our interest rate swaps. Amount includes a benefit of $90 million, $53 million, and $61 million during 2025, 2024, and 2023, respectively, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component, as defined in Note 13, Derivative Instruments.
Note 13. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At December 31, 2025, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities, including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at December 31, 2025, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. Following the discontinuance of the U.S. dollar LIBOR after June 30, 2023, the interest rate on all these interest rate swaps transitioned from LIBOR to SOFR, with no impact to hedge effectiveness and no change in accounting treatment as a result of applicable accounting relief guidance for the transition away from LIBOR. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
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
At December 31, 2025, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $54 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At December 31, 2025, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the Euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates is economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

At December 31, 2025, we had outstanding cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $5,700 million to partially hedge the net investment in our Canadian subsidiaries. In November 2024, we restructured $5,000 million of cross-currency rate swaps, of which $1,950 million have a maturity of September 30, 2028, $1,400 million have a maturity of October 31, 2029 and $1,650 million have a maturity of October 31, 2030. The restructure resulted in a re-designation of the hedge and the swaps continue to be accounted for as a net investment hedge. Additionally, in November 2024 we entered into cross-currency rate swaps in which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $700 million through the maturity date of October 31, 2027 (“incremental swaps”). At inception, these cross-currency rate swaps were designated as a hedge and are accounted for as a net investment hedge.
At December 31, 2025, we had outstanding cross-currency rate swap contracts between the Euro and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $1,400 million were entered during 2023 and have a maturity date of October 31, 2026, $1,200 million were entered during 2023 and have a maturity date of November 30, 2028, and $150 million were entered during 2021 and have a maturity date of October 31, 2028. At inception, these cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges. The cross-currency rate swaps that were entered during 2023 replaced our previously existing cross-currency rate swaps with a total notional value of $2,100 million that were settled in 2023 as detailed below.
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
Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons operations. At December 31, 2025, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $217 million with maturities to February 16, 2027. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	2025	2024	2023
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$(48)	$133	$41
Forward-currency contracts	$(6)	$13	$(2)
Derivatives designated as net investment hedges
Cross-currency rate swaps	$(406)	$298	$(210)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings
		2025	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$103	$135	$83
Forward-currency contracts	Cost of sales	$5	$3	$7

	Location of Gain or (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		2025	2024	2023
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$90	$53	$61

	Fair Value as of December 31,
	2025	2024	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$58	$194	Other assets, net
Interest rate	8	1	Prepaids and other current assets
Foreign currency	—	8	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	—	83	Other assets, net
Total assets at fair value	$66	$286

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$3	$—	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	290	1	Other liabilities, net
Total liabilities at fair value	$293	$1

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
Pursuant to exchange notices received, Partnership exchanged 17,682,032, 6,559,187 and 9,398,876 Partnership exchangeable units in 2025, 2024 and 2023, respectively. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares and each such Partnership exchangeable unit was cancelled concurrently with the exchange. Partnership exchangeable units exchanged for RBI common shares subsequent to December 31, 2023 also result in the issuance of additional Partnership Class A common units to RBI in an amount equal to the number of RBI common shares exchanged. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partner’s capital in our consolidated balance sheets in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partner’s capital of our consolidated balance sheets in an amount equal to the cash paid by Partnership and the market value of the newly issued RBI common shares.
RBI Share Repurchases
On August 6, 2025, the RBI board of directors approved a share repurchase program that allows RBI to purchase up to $1,000 million of RBI common shares from September 15, 2025 until September 30, 2027. This share repurchase authorization replaced the prior two-year authorization to repurchase up to $1,000 million of RBI common shares until September 30, 2025, which had an authorization of $500 million remaining at the time of its replacement. During 2025 and 2024, RBI did not repurchase any RBI common shares. During 2023, RBI repurchased and cancelled 7,639,137 RBI common shares for $500 million. Pursuant to the terms of the partnership agreement, Partnership made a distribution to RBI on the Class A common units in an amount sufficient for RBI to fund such share repurchases.

Accumulated Other Comprehensive Income (Loss)
The following table displays the change in the components of AOCI (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2022	$944	$(24)	$(1,893)	$(973)
Foreign currency translation adjustment	—	—	250	250
Net change in fair value of derivatives, net of tax	(203)	—	—	(203)
Amounts reclassified to earnings of cash flow hedges, net of tax	(66)	—	—	(66)
Pension and post-retirement benefit plans, net of tax	—	7	—	7
Balances at December 31, 2023	$675	$(17)	$(1,643)	$(985)
Foreign currency translation adjustment	—	—	(858)	(858)
Net change in fair value of derivatives, net of tax	421	—	—	421
Amounts reclassified to earnings of cash flow hedges, net of tax	(101)	—	—	(101)
Pension and post-retirement benefit plans, net of tax	—	(2)	—	(2)
Balances at December 31, 2024	$995	$(19)	$(2,501)	$(1,525)
Foreign currency translation adjustment	—	—	721	721
Net change in fair value of derivatives, net of tax	(447)	—	—	(447)
Amounts reclassified to earnings of cash flow hedges, net of tax	(79)	—	—	(79)
Pension and post-retirement benefit plans, net of tax	—	(4)	—	(4)
Balances at December 31, 2025	$469	$(23)	$(1,780)	$(1,334)
Note 15. Share-based Compensation
Share-based compensation expense associated with the participation of Partnership and its subsidiaries in RBI’s share-based compensation plans is recognized in Partnership’s Financial Statements.
RBI is currently issuing awards under the 2023 Omnibus Incentive Plan (the “2023 Plan”) and the number of shares available for issuance under such plan as of December 31, 2025 was 12,156,519. The 2023 Plan permits the grant of several types of awards with respect to RBI common shares, including stock options, time-vested RSUs, and performance-based RSUs, which may include RBI, S&P 500 Index and/or individual performance based-vesting conditions.
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
Share-based compensation expense is generally classified as general and administrative expenses in the consolidated statements of operations and consists of the following for the periods presented (in millions):

	2025	2024	2023
Total share-based compensation expense	$137	$161	$177
As of December 31, 2025, total unrecognized compensation cost related to share-based compensation arrangements was $185 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.

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
During 2022, RBI granted performance-based RSUs that cliff vest three years from the original grant date based on achievement of performance metrics with a multiplier that can increase or decrease the amount vested based on the achievement of contractually defined relative total shareholder return targets with respect to the S&P 500 Index. Performance-based RSUs granted in 2023, 2024, and 2025 cliff vest three years from the original grant date based solely on defined relative total shareholder return targets with respect to the S&P 500 Index. Performance-based RSUs granted to the CEO of RBI in 2023 and the CFO of RBI in 2025 cliff vest five years from the date of grant and may be earned from 50% for threshold performance to 200% for maximum performance, based on meeting performance targets tied to the appreciation of the price of RBI common shares, with none of the award being earned if the threshold is not met. The respective fair value of these performance-based RSU awards was based on a Monte Carlo Simulation valuation model and these market condition awards are expensed over the vesting period. The total fair value of performance-based RSUs that solely have a performance condition relative to the S&P 500 Index does not change regardless of the value that the award recipients ultimately receive.
For grants of time-vested RSUs, if the employee is terminated for any reason prior to any vesting date, the employee will forfeit all of the RSUs that are unvested at the time of termination. For grants of performance-based RSUs, if the employee is terminated within the first two years of the Anniversary Date, 100% of the performance-based RSUs will be forfeited. If we terminate the employment of a performance-based RSU holder without cause at least two years after the grant date, or if the employee retires, the employee will become vested in 67% of the performance-based RSUs that are earned based on the performance criteria.
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

Restricted Stock Units Activity
The following is a summary of time-vested RSUs and performance-based RSUs activity for the year ended December 31, 2025:

	Time-vested RSUs		Performance-based RSUs
	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value	Total Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,359	$62.74	5,816	$57.04
Granted	762	$66.26	1,080	$70.85
Performance adjustment (a)	—	$—	391	$—
Vested and settled	(1,257)	$64.51	(2,199)	$80.19
Dividend equivalents granted	79	$—	187	$—
Forfeited	(249)	$68.48	(340)	$61.33
Outstanding at December 31, 2025	1,694	$63.04	4,935	$56.10
(a)Represents the incremental performance adjustment to performance-based RSUs, which vested during the year.
The weighted-average grant date fair value of time-vested RSUs granted was $73.91 and $68.40 during 2024 and 2023, respectively. The weighted-average grant date fair value of performance-based RSUs granted was $73.14 and $59.66 during 2024 and 2023, respectively. The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of RBI during 2025, 2024, and 2023 was $226 million, $271 million, and $141 million, respectively.
Stock Options
RBI satisfies stock option exercises through the issuance of authorized but previously unissued common shares. Stock option grants generally cliff vest 5 years from the original grant date, provided the employee is continuously employed by RBI or one of our affiliates, and the stock options expire 10 years following the grant date. In certain circumstances, including termination of employment without cause, retirement, death or disability, awards may vest on an accelerated or alternative basis. Stock options are forfeited upon termination for cause or resignation prior to the vesting period.
There were no significant stock option awards granted in 2025, 2024, or 2023.
Stock Options Activity
The following is a summary of stock option activity under our plans for the year ended December 31, 2025:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (a) (in 000’s)	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2025	4,615	$62.91
Granted	—	$—
Exercised	(602)	$55.90
Forfeited	(19)	$66.31
Outstanding at December 31, 2025	3,994	$64.27	$15,983	4.9
Exercisable at December 31, 2025	1,933	$61.72	$12,631	2.9
Vested or expected to vest at December 31, 2025	3,994	$64.27	$15,983	4.9

(a)The intrinsic value represents the amount by which the fair value of RBI’s stock exceeds the option exercise price at December 31, 2025.
The weighted-average grant date fair value per stock option granted was $18.61 during 2023. No stock options were granted by RBI in 2025 and 2024. The total intrinsic value of stock options exercised was $8 million during 2025, $38 million during 2024, and $30 million during 2023.

Note 16. Leases
As of December 31, 2025, we leased or subleased approximately 4,700 restaurant properties to franchisees under operating leases, direct financing leases and sales-type leases where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many provide for future rent escalations and renewal options. Certain leases also include provisions for variable rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Lessees typically bear the cost of maintenance, insurance and property taxes.
We lease land, buildings, equipment, office space and warehouse space from third parties. Land and building leases generally have an initial term of 10 to 20 years, while land-only lease terms can extend longer, and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal option. Certain leases also include provisions for variable rent payments, determined as a percentage of sales, generally when annual sales exceed specified levels. Most leases also obligate us to pay, as lessee, variable lease cost related to maintenance, insurance and property taxes.
Partnership as Lessor
Assets leased to franchisees and others under operating leases where we are the lessor and which are included within our property and equipment, net are as follows (in millions):

	As of December 31,
	2025	2024
Land	$799	$779
Buildings and improvements	982	962
Restaurant equipment	66	20
	1,847	1,761
Accumulated depreciation and amortization	(628)	(582)
Property and equipment leased, net	$1,219	$1,179
Our net investment in direct financing and sales-type leases is as follows (in millions):

	As of December 31,
	2025	2024
Future rents to be received:
Future minimum lease receipts	$101	$105
Contingent rents (a)	1	2
Estimated unguaranteed residual value	3	6
Unearned income	(21)	(25)
	84	88
Current portion included within accounts receivable	(5)	(5)
Net investment in property leased to franchisees (b)	$79	$83
(a)Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.
(b)Included as a component of Other assets, net in our consolidated balance sheets.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2025	2024	2023
Rental income:
Minimum lease payments	$362	$367	$385
Variable lease payments	465	465	452
Amortization of favorable and unfavorable income lease contracts, net	1	1	2
Subtotal - lease income from operating leases	828	833	839
Earned income on direct financing and sales-type leases	4	4	12
Total property revenues	$832	$837	$851
Partnership as Lessee
Lease cost and other information associated with these lease commitments are as follows (in millions):
Lease Cost (Income)

	2025	2024	2023
Operating lease cost	$322	$277	$201
Operating lease variable lease cost	215	206	201
Finance lease cost:
Amortization of right-of-use assets	31	31	26
Interest on lease liabilities	18	19	19
Sublease income	(626)	(624)	(631)
Total lease cost (income)	$(40)	$(91)	$(184)
Lease Term and Discount Rate as of December 31, 2025 and 2024

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	10.5 years	10.6 years
Finance leases	10.4 years	10.8 years
Weighted-average discount rate:
Operating leases	5.8%	5.8%
Finance leases	5.8%	5.8%
Other Information for 2025, 2024 and 2023

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$321	$267	$202
Operating cash flows from finance leases	$18	$19	$19
Financing cash flows from finance leases	$36	$36	$33
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease obligations	$10	$20	$32
Right-of-use assets obtained in exchange for new operating lease obligations	$307	$253	$168

As of December 31, 2025, future minimum lease receipts and commitments are as follows (in millions):

	Lease Receipts		Lease Commitments (a)
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases	Operating Leases
2026	$7	$360	$51	$314
2027	7	334	46	310
2028	7	303	44	294
2029	6	271	36	275
2030	6	242	33	253
Thereafter	68	1,102	185	1,416
Total minimum receipts / payments	$101	$2,612	395	2,862
Less amount representing interest			(98)	(762)
Present value of minimum lease payments			297	2,100
Current portion of lease obligations (b)			(36)	(200)
Long-term portion of lease obligations			$261	$1,900
(a)Minimum lease payments have not been reduced by minimum sublease rentals of $1,656 million due in the future under non-cancelable subleases.
(b)Current portion of operating lease obligations included as a component of Other accrued liabilities in our consolidated balance sheets.
As of December 31, 2025, we have executed real estate leases that have not yet commenced with estimated future nominal lease payments of approximately $18 million, which are not included in the tables above. These leases are expected to commence in 2026 with lease terms of generally 8 to 20 years.

Note 17. Income Taxes
Income before income taxes, classified by source of income, is as follows (in millions):

	2025	2024	2023
Canadian	$284	$317	$493
Foreign	1,400	1,492	960
Income before income taxes	$1,684	$1,809	$1,453

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

2025
Current:
Canadian	$109
Canadian provincial, net of federal abatement	8
U.S. federal	116
U.S. state, net of federal income tax benefit	5
Other foreign	148
$386
Deferred:
Canadian	$(53)
Canadian provincial, net of federal abatement	(5)
U.S. federal	(85)
U.S. state, net of federal income tax benefit	(22)
Other foreign	262
$97
Income tax expense	$483

	2024	2023
Current:
Canadian	$96	$(47)
U.S. federal	113	77
U.S. state, net of federal income tax benefit	24	27
Other foreign	136	108
	$369	$165
Deferred:
Canadian	$(54)	$(37)
U.S. federal	(23)	(18)
U.S. state, net of federal income tax benefit	(24)	(5)
Other foreign	96	(370)
	$(5)	$(430)
Income tax expense (benefit)	$364	$(265)

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA provides for modifications to U.S. tax law including changes to interest deductibility, R&D expensing, bonus depreciation, and various international provisions. The OBBBA did not have a material impact on our financial statements for 2025 and we do not expect a material impact going forward.
We adopted guidance that expands income tax disclosures, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information, effective January 1, 2025, on a prospective basis. The Canadian federal statutory rate used is 25%. This rate results in the 10% federal tax abatement being included in the ‘Provincial income taxes, net of federal abatement’ line. Our disclosures reflect the application of this new guidance beginning in 2025, while our disclosures for prior periods were prepared under the guidance of the previous standards. The statutory rate reconciles to the effective income tax rate as follows:

	2025
Canada federal statutory rate	$421	25.0%
Provincial income taxes, net of federal abatement	2	—%
Foreign tax effects
United States
Effect of cross-border tax laws	30	1.8%
Tax credits	(37)	(2.2)%
Other adjustments	(46)	(2.7)%
Switzerland
Statutory tax rate difference between Canada and Switzerland	(137)	(8.1)%
Effect of cross-border tax laws	(27)	(1.6)%
Tax credits	(23)	(1.4)%
Changes in valuation allowances	(195)	(11.6)%
Intra-entity transfers of assets	362	21.5%
Other adjustments	16	0.9%
Luxembourg
Changes in valuation allowances	54	3.2%
Intra-entity transfers of assets	(57)	(3.4)%
Other adjustments	12	0.7%
Other foreign jurisdictions
Withholding taxes	77	4.7%
Other adjustments	5	0.4%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Withholding taxes	24	1.4%
Tax credits	—	—%
Changes in valuation allowances	—	—%
Nontaxable or nondeductible items
Non-taxable interest	(34)	(2.0)%
Changes in unrecognized tax benefits	36	2.1%
Effective tax rate	$483	28.7%

	2024	2023
Statutory rate	26.5%	26.5%
Costs and taxes related to foreign operations	5.2	5.3
Foreign tax rate differential	(12.7)	(15.1)
Change in valuation allowance	2.7	(0.8)
Change in accrual for tax uncertainties	(0.6)	(6.2)
Intercompany financing	(1.8)	(2.7)
Intra-Group reorganizations	—	(25.3)
Other	0.8	0.1
Effective income tax rate	20.1%	(18.2)%
Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.

Income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items was (in millions):

	2025	2024	2023
Income tax expense (benefit) from continuing operations	$483	$364	$(265)
Cash flow hedge in accumulated other comprehensive (loss) income	(43)	2	(14)
Net investment hedge in accumulated other comprehensive income (loss)	2	(16)	22
Foreign Currency Translation in accumulated other comprehensive income (loss)	—	—	1
Pension liability in accumulated other comprehensive income (loss)	1	1	2
Total	$443	$351	$(254)
The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	2025	2024	2023
Deferred income tax expense (benefit)	$213	$(39)	$(1,788)
Change in valuation allowance	(101)	50	1,357
Change in effective U.S. state income tax rate	(15)	(15)	2
Change in effective foreign income tax rate	—	(1)	(1)
Total	$97	$(5)	$(430)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2025	2024
Deferred tax assets:
Accounts and notes receivable	$5	$3
Accrued employee benefits	47	53
Leases	82	95
Operating lease liabilities	536	504
Liabilities not currently deductible for tax	837	665
Tax loss and credit carryforwards	1,078	1,050
Derivatives	23	—
Intangible assets	526	993
Total gross deferred tax assets	3,134	3,363
Valuation allowance	(1,521)	(1,588)
Net deferred tax assets	$1,613	$1,775
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	14	16
Intangible assets	1,771	1,738
Leases	102	113
Operating lease assets	499	475
Statutory impairment	—	26
Derivatives	—	63
Outside basis difference	29	36
Other	28	30
Total gross deferred tax liabilities	$2,443	$2,497
Net deferred tax liability	$830	$722
The valuation allowance had a net decrease of $67 million during 2025 due primarily to changes in estimates and foreign tax credits.
Changes in the valuation allowance are as follows (in millions):

	2025	2024	2023
Beginning balance	$1,588	$1,563	$194
Change in estimates recorded to deferred income tax expense	(205)	32	(12)
Additions related to deferred tax assets generated in current year	—	—	1,369
Changes in losses and credits	71	18	—
Additions (reductions) related to other comprehensive income	67	(25)	12
Ending balance	$1,521	$1,588	$1,563

The gross amount and expiration dates of operating loss and tax credit carry-forwards as of December 31, 2025 are as follows (in millions):

	Amount	Expiration Date
Canadian net operating loss carryforwards	$203	2037-2045
Canadian capital loss carryforwards	224	Indefinite
Canadian tax credits	2	2027-2046
U.S. state net operating loss carryforwards	613	2026-2045
U.S. federal net operating loss carryforward	108	Indefinite
U.S. foreign and other tax credits	108	2026-2045
Other foreign net operating loss carryforwards	174	Indefinite
Other foreign net operating loss carryforwards	349	2027-2042
Other foreign credits	703	2033
We are generally permanently reinvested on any potential outside basis differences except for unremitted earnings and profits and thus do not record a deferred tax liability for such outside basis differences. To the extent of unremitted earnings and profits, we generally review various factors including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity and expected cash requirements to fund our various obligations and record deferred taxes to the extent we expect to distribute. The determination of the unrecorded deferred tax liability amount is not practicable.
We had $70 million and $44 million of unrecognized tax benefits at December 31, 2025 and December 31, 2024, respectively, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2025	2024	2023
Beginning balance	$44	$58	$139
Additions for tax positions related to the current year	17	2	5
Additions for tax positions of prior years	15	—	7
Reductions for tax positions of prior years	(3)	(9)	(14)
Adjustments for settlement	(3)	—	6
Reductions due to statute expiration	—	(7)	(85)
Ending balance	$70	$44	$58
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $18 million and $12 million at December 31, 2025 and 2024, respectively. Potential interest and penalties associated with uncertain tax positions in various jurisdictions recognized was $5 million during 2025, $3 million during 2024, and $4 million during 2023. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
In connection with an ongoing tax audit, we have had discussions with the Canada Revenue Agency (“CRA”) regarding our deductions of certain intercompany dividends in taxation years 2015 through 2018. We believe our tax position with respect to this matter is appropriate, as such no reserve has been recorded in the consolidated financial statements with respect to this matter.
We also file income tax returns, including returns for our subsidiaries, with U.S. federal, U.S. state, and other foreign jurisdictions. We are subject to routine examination by taxing authorities in the U.S. jurisdictions, as well as other foreign tax jurisdictions. Taxable years of such U.S. companies are closed through 2021 for U.S. federal income tax purposes. We have various U.S. federal, state and other foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Income tax payments (refunds) by jurisdiction consists of the following (in millions):

2025
Canada - federal	$76
Canada - provincial
British Columbia	33
Ontario	26
Foreign
United States - federal	120
United States - state and local	26
Switzerland	86
Other	83
Foreign subtotal	315
Total cash paid for income taxes (net of refunds)	$450
Note 18. Other Operating Expenses (Income), net
Other operating expenses (income), net, consist of the following (in millions):

	2025	2024	2023
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$35	$3	$16
Litigation settlements and reserves, net	7	—	1
Net losses (gains) on foreign exchange	209	(71)	20
Other, net	10	9	18
Other operating expenses (income), net	$261	$(59)	$55
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent long-lived asset impairments, losses (gains) from asset write-offs and sales of properties, and costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods. The amount for 2023 includes asset write-offs and related costs in connection with the discontinuance of an internally developed software project.
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
Note 19. Commitments and Contingencies
Letters of Credit
As of December 31, 2025, we had $24 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $2 million are secured by the collateral under our Revolving Credit Facility and the remainder are secured by cash collateral. As of December 31, 2025, no amounts had been drawn on any of these irrevocable standby letters of credit.

Purchase Commitments
As of December 31, 2025, we have arrangements for information technology and telecommunication services with an aggregate contractual obligation of $67 million over the next four years, some of which have early termination fees and commitments to purchase advertising which totaled $195 million, most of which is due within the next 12 months. We also entered into commitments to purchase beverage and restaurant equipment which totaled $22 million over the next three years.
Litigation
We are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
Burger King Company, and various affiliates, including RBI, are defendants in a class action lawsuit brought by former Burger King employees in the U.S. District Court for the Southern District of Florida. The lawsuit, which was consolidated from four separate claims filed in October and November 2018, alleges that the defendants violated Section 1 of the Sherman Act by incorporating an employee no-solicitation and no-hiring clause in the Burger King standard form franchise agreement. Each plaintiff seeks injunctive relief and damages for himself or herself and other members of the class. In March 2020, the court granted the defendants’ motion to dismiss for failure to state a claim, but in August 2022 the decision was reversed on appeal and remanded for further proceedings. In March 2025, the defendants filed a supplemental brief in support of its motion to dismiss, which was denied. In April 2025, the plaintiffs filed an amended complaint, and in May 2025, the defendants filed an answer. In December 2025, the court ordered the parties to attempt to resolve the case through mediation. While we intend to vigorously defend against these claims, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
In October 2024, purported former shareholders of Carrols filed a complaint in the Court of Chancery of the State of Delaware against RBI and two individual directors of Carrols arising from the Carrols Acquisition. The complaint alleges that RBI coerced Carrols into the transaction, that the two directors failed to disclose that their interest differed from the interests of other Carrols shareholders, and that the two directors were not independent from RBI. The complaint also includes claims for breach of fiduciary duty and unjust enrichment by RBI. The plaintiffs seek equitable relief, damages and fees and expenses. In July 2025, the court denied RBI’s motion to dismiss, and in October 2025, RBI filed its answer and affirmative defense to the plaintiff’s amended complaint. The court has set a trial date for early 2027, though the date is subject to change. We intend to vigorously defend these claims, however, we are unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.
Note 20. Supplier Finance Programs
Our TH business includes individually negotiated contracts with suppliers, which include payment terms that range up to 120 days. A global financial institution offers a voluntary supply chain finance (“SCF”) program to certain TH vendors, which provides suppliers that elect to participate with the ability to elect early payment, at a discount based on the payment terms and a rate based on RBI's credit rating, which may be beneficial to the vendor. Participation in the SCF program is at the sole discretion of the suppliers and financial institution and we are not a party to the arrangements between the suppliers and the financial institution. Our obligations to suppliers are not affected by the suppliers’ decisions to participate in the SCF program and our payment terms remain the same based on the original supplier invoicing terms and conditions. No guarantees are provided by us or any of our subsidiaries in connection with the SCF Program.
Our confirmed outstanding obligations under the SCF program are classified as Accounts and drafts payable in our consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our consolidated statements of operations and presented within cash flows from operating activities in our consolidated statements of cash flows. The following table reflects the change of our confirmed outstanding obligations under the SCF program between December 31, 2024 and December 31, 2025 (in millions):

Confirmed obligations outstanding at December 31, 2024	$22
Invoices confirmed during the period	234
Confirmed invoices paid during the period	(218)
Confirmed obligations outstanding at December 31, 2025	$38

Note 21. Supplemental Financial Information
1011778 B.C. Unlimited Liability Company (the “Parent Issuer”) and New Red Finance Inc. (the “Co-Issuer” and together with the Parent Issuer, the “Issuers”) entered into indentures for the Senior Notes described in Note 12, Long-Term Debt.  The indentures allow the financial reporting obligation of the Parent Issuer to be satisfied through the reporting of Partnership’s consolidated financial information, provided that the consolidated financial information of the Parent Issuer and its restricted subsidiaries is presented on a standalone basis.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of December 31, 2025

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,163	$—	$—	$1,163
Accounts and notes receivable, net	794	—	—	794
Inventories, net	205	—	—	205
Prepaids and other current assets	179	—	—	179
Assets held for sale - discontinued operations	489	—	—	489
Total current assets	2,830	—	—	2,830
Property and equipment, net	2,303	—	—	2,303
Operating lease assets, net	1,961	—	—	1,961
Intangible assets, net	11,190	—	—	11,190
Goodwill	6,306	—	—	6,306
Intercompany receivable	—	283	(283)	—
Investment in subsidiaries	—	5,159	(5,159)	—
Other assets, net	1,025	—	—	1,025
Total assets	$25,615	$5,442	$(5,442)	$25,615
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$866	$—	$—	$866
Other accrued liabilities	988	283	—	1,271
Gift card liability	249	—	—	249
Current portion of long-term debt and finance leases	68	—	—	68
Liabilities held for sale - discontinued operations	437	—	—	437
Total current liabilities	2,608	283	—	2,891
Long-term debt, net of current portion	13,250	—	—	13,250
Finance leases, net of current portion	261	—	—	261
Operating lease liabilities, net of current portion	1,900	—	—	1,900
Other liabilities, net	1,034	—	—	1,034
Payables to affiliates	283	—	(283)	—
Deferred income taxes, net	1,120	—	—	1,120
Total liabilities	20,456	283	(283)	20,456
Partners’ capital:
Class A common units	—	12,006	—	12,006
Partnership exchangeable units	—	(5,515)	—	(5,515)
Common shares	2,683	—	(2,683)	—
Retained earnings	3,808	—	(3,808)	—
Accumulated other comprehensive income (loss)	(1,334)	(1,334)	1,334	(1,334)
Total Partners’ capital/shareholders’ equity	5,157	5,157	(5,157)	5,157
Noncontrolling interests	2	2	(2)	2
Total equity	5,159	5,159	(5,159)	5,159
Total liabilities and equity	$25,615	$5,442	$(5,442)	$25,615

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
2025

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Supply chain sales	$2,909	$—	$—	$2,909
Company restaurant sales	2,348	—	—	2,348
Franchise and property revenues	2,960	—	—	2,960
Advertising revenues and other services	1,217	—	—	1,217
Total revenues	9,434	—	—	9,434
Operating costs and expenses:
Supply chain cost of sales	2,363	—	—	2,363
Company restaurant expenses	1,968	—	—	1,968
Franchise and property expenses	552	—	—	552
Advertising expenses and other services	1,358	—	—	1,358
General and administrative expenses	741	—	—	741
(Income) loss from equity method investments	(11)	—	—	(11)
Other operating expenses (income), net	261	—	—	261
Total operating costs and expenses	7,232	—	—	7,232
Income from operations	2,202	—	—	2,202
Interest expense, net	516	—	—	516
Loss on early extinguishment of debt	2	—	—	2
Income from continuing operations before income taxes	1,684	—	—	1,684
Income tax expense from continuing operations	483	—	—	483
Net income from continuing operations	1,201	—	—	1,201
Net loss from discontinued operations	126	—	—	126
Net income	1,075	—	—	1,075
Equity in earnings of consolidated subsidiaries	—	1,075	(1,075)	—
Net income (loss)	1,075	1,075	(1,075)	1,075
Net income (loss) attributable to noncontrolling interests	1	1	(1)	1
Net income (loss) attributable to common unitholders	$1,074	$1,074	$(1,074)	$1,074
Total comprehensive income (loss)	$1,266	$1,266	$(1,266)	$1,266

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2025

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,075	$1,075	$(1,075)	$1,075
Equity in (earnings) loss of consolidated subsidiaries	—	(1,075)	1,075	—
Net loss from discontinued operations	126	—	—	126
Net income from continuing operations	1,201	—	—	1,201
Depreciation and amortization	301	—	—	301
Non-cash loss on early extinguishment of debt	2	—	—	2
Amortization of deferred financing costs and debt issuance discount	25	—	—	25
(Income) loss from equity method investments	(11)	—	—	(11)
Loss (gain) on remeasurement of foreign denominated transactions	209	—	—	209
Net (gains) losses on derivatives	(198)	—	—	(198)
Share-based compensation and non-cash incentive compensation expense	151	—	—	151
Deferred income taxes	97	—	—	97
Other non-cash adjustments, net	49	—	—	49
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(89)	—	—	(89)
Inventories and prepaids and other current assets	(67)	—	—	(67)
Accounts and drafts payable	89	—	—	89
Other accrued liabilities and gift card liability	(7)	—	—	(7)
Tenant inducements paid to franchisees	(44)	—	—	(44)
Other long-term assets and liabilities	6	—	—	6
Net cash provided by operating activities from continuing operations	1,714	—	—	1,714
Cash flows from investing activities:
Payments for additions of property and equipment	(265)	—	—	(265)
Net proceeds from disposal of assets, restaurant closures and refranchisings	38	—	—	38
Net payments for acquisition of franchised restaurants, net of cash acquired	(152)			(152)
Settlement/sale of derivatives, net	76	—	—	76
Other investing activities, net	(15)	—	—	(15)
Net cash used for investing activities from continuing operations	(318)	—	—	(318)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(427)	—	—	(427)
Distributions on Class A common units and Partnership exchangeable units	—	(1,108)	—	(1,108)
Capital contribution from RBI	33	—	—	33
Distributions from subsidiaries	(1,108)	1,108	—	—
Proceeds from derivatives	67	—	—	67
Other financing activities, net	(1)	—	—	(1)
Net cash used for financing activities from continuing operations	(1,436)	—	—	(1,436)
Net cash used for discontinued operations	(81)	—	—	(81)
Effect of exchange rates on cash and cash equivalents	16	—	—	16
Decrease in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(105)	—	—	(105)
Increase in cash classified as assets held for sale - discontinued operations	(66)	—	—	(66)
Increase (decrease) in cash and cash equivalents	(171)	—	—	(171)
Cash and cash equivalents at beginning of period	1,334	—	—	1,334
Cash and cash equivalents at end of period	$1,163	$—	$—	$1,163

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2024

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,445	$1,445	$(1,445)	$1,445
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,445)	1,445	—
Depreciation and amortization	264	—	—	264
Non-cash loss on early extinguishment of debt	23	—	—	23
Amortization of deferred financing costs and debt issuance discount	25	—	—	25
(Income) loss from equity method investments	(69)	—	—	(69)
Loss (gain) on remeasurement of foreign denominated transactions	(71)	—	—	(71)
Net (gains) losses on derivatives	(191)	—	—	(191)
Share-based compensation and non-cash incentive compensation expense	172	—	—	172
Deferred income taxes	(5)	—	—	(5)
Other non-cash adjustments, net	19	—	—	19
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	7	—	—	7
Inventories and prepaids and other current assets	30	—	—	30
Accounts and drafts payable	(30)	—	—	(30)
Other accrued liabilities and gift card liability	(37)	—	—	(37)
Tenant inducements paid to franchisees	(38)	—	—	(38)
Other long-term assets and liabilities	(41)	—	—	(41)
Net cash provided by operating activities	1,503	—	—	1,503
Cash flows from investing activities:
Payments for additions of property and equipment	(201)	—	—	(201)
Net proceeds from disposal of assets, restaurant closures and refranchisings	34	—	—	34
Net payments for acquisition of franchised restaurants. net of cash acquired	(540)	—	—	(540)
Settlement/sale of derivatives, net	74	—	—	74
Other investing activities, net	(27)	—	—	(27)
Net cash used for investing activities	(660)	—	—	(660)
Cash flows from financing activities:
Proceeds from long-term debt	2,450	—	—	2,450
Repayments of long-term debt and finance leases	(2,190)	—	—	(2,190)
Payment of financing costs	(41)	—	—	(41)
Distributions on Class A common units and Partnership exchangeable units	—	(1,029)	—	(1,029)
Capital contribution from RBI	78	—	—	78
Distributions from subsidiaries	(1,029)	1,029	—	—
Proceeds from derivatives	109	—	—	109
Other financing activities, net	(2)	—	—	(2)
Net cash used for financing activities	(625)	—	—	(625)
Effect of exchange rates on cash and cash equivalents	(23)	—	—	(23)
Increase (decrease) in cash and cash equivalents	195	—	—	195
Cash and cash equivalents at beginning of period	1,139	—	—	1,139
Cash and cash equivalents at end of period	$1,334	$—	$—	$1,334

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
2023

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,718	$1,718	$(1,718)	$1,718
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	—	(1,718)	1,718	—
Depreciation and amortization	191	—	—	191
Non-cash loss on early extinguishment of debt	5	—	—	5
Amortization of deferred financing costs and debt issuance discount	27	—	—	27
(Income) loss from equity method investments	(8)	—	—	(8)
Loss (gain) on remeasurement of foreign denominated transactions	20	—	—	20
Net (gains) losses on derivatives	(151)	—	—	(151)
Share-based compensation and non-cash incentive compensation expense	194	—	—	194
Deferred income taxes	(430)	—	—	(430)
Other non-cash adjustments, net	26	—	—	26
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(147)	—	—	(147)
Inventories and prepaids and other current assets	(43)	—	—	(43)
Accounts and drafts payable	22	—	—	22
Other accrued liabilities and gift card liability	9	—	—	9
Tenant inducements paid to franchisees	(32)	—	—	(32)
Other long-term assets and liabilities	(78)	—	—	(78)
Net cash provided by operating activities	1,323	—	—	1,323
Cash flows from investing activities:
Payments for additions of property and equipment	(120)	—	—	(120)
Net proceeds from disposal of assets, restaurant closures and refranchisings	37	—	—	37
Net payments for acquisition of franchised restaurants, net of cash acquired	(17)	—	—	(17)
Settlement/sale of derivatives, net	112	—	—	112
Other investing activities, net	(1)	—	—	(1)
Net cash provided by investing activities	11	—	—	11
Cash flows from financing activities:
Proceeds from long-term debt	55	—	—	55
Repayments of long-term debt and finance leases	(92)	—	—	(92)
Distributions on Class A common units and Partnership exchangeable units	—	(990)	—	(990)
Distributions to RBI for repurchase of RBI common shares	—	(500)	—	(500)
Capital contribution from RBI	60	—	—	60
Distributions from subsidiaries	(1,490)	1,490	—	—
Proceeds from derivatives	141	—	—	141
Other financing activities, net	(4)	—	—	(4)
Net cash used for financing activities	(1,374)	—	—	(1,374)
Effect of exchange rates on cash and cash equivalents	1	—	—	1
Increase (decrease) in cash and cash equivalents	(39)	—	—	(39)
Cash and cash equivalents at beginning of period	1,178	—	—	1,178
Cash and cash equivalents at end of period	$1,139	$—	$—	$1,139

Note 22. Subsequent Events
Distributions/Dividends
On January 6, 2026, RBI paid a cash dividend of $0.62 per RBI common share to common shareholders of record on December 23, 2025. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.62 per exchangeable unit to holders of record on December 23, 2025.
On February 12, 2026, we announced that the RBI board of directors had declared a cash dividend of $0.65 per RBI common share for the first quarter of 2026. The dividend will be paid on April 2, 2026 to RBI common shareholders of record on March 19, 2026. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the management of RBI, as the general partner of Partnership, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of RBI, of the effectiveness of the design and operation of Partnership’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act) as of December 31, 2025. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
As of December 31, 2025, we continued integrating BK China into our overall internal control over financial reporting processes. See Note 7, “BK China,” to the Financial Statements for additional information regarding the subsequent disposition of BK China.
Internal Control over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm that there were no changes in Partnership’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting, other than the integration of BK China as described above.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended December 31, 2025, none of the RBI directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(e)
Pursuant to RBI’s Bonus Swap Program, RBI provides eligible employees, including its named executive officers, or NEOs, the ability to invest certain percentages of their net cash bonus into RBI common shares (“Investment Shares”) and leverage the investment through the issuance of matching restricted share units (the “Matching RSUs”). The Matching RSUs vest ratably over four years on December 15th of each year, beginning the year of grant. All of the unvested matching RSUs will be forfeited if an NEO’s service is terminated for any reason (other than death or disability) prior to the date of vesting. If an NEO transfers any Investment Shares before the vesting date, he or she will forfeit 100% of the unvested Matching RSUs. All of RBI’s NEOs elected to participate in the Bonus Swap Program at the 50% level with respect to their prior year bonus. On January 28, 2026, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the Bonus Swap Program for the coming year on substantially the same terms as the Bonus Swap Program for the prior year.
On January 28, 2026, the Compensation Committee approved the 2026 Annual Bonus Program. For the 2026 annual incentive, each of the NEOs will have (1) 25% of the target based on achievement of individual metrics which may be earned from 0% up to 100%, and (2) 75% of the target based on a mix of comparable sales achievement, net restaurant growth (“NRG”) achievement, franchisee profitability and on organic adjusted operating income (“AOI”) achievement, each of which may be earned from 0% to a maximum of 200%; with the weighting based on the applicable business unit. For corporate roles, the weighting is 15% NRG achievement, 20% comparable sales achievement, 10% franchisee profitability achievement and 30% organic AOI achievement. Overall, any annual incentive payout will require (1) achievement of the threshold amount of organic AOI, (2) that individual achievement must also be earned at no less than 20% and (3) that certain general and administrative expense targets must be met.

On January 28, 2026, the Compensation Committee approved a discretionary grant of performance based RSUs (“PSUs”) to Messrs. Kobza, Siddiqui, Schwan, Curtis, and Ms. Granat in the amount of $11.5 million, $4.0 million, $6.1 million, $4.0 million, and $2.9 million, respectively, to be issued on February 25, 2026 based on the prior day's closing price of RBI shares on the NYSE. The performance measure for purposes of determining the number of PSUs earned is the relative total shareholder return of RBI shares on the NYSE compared to the S&P 500 for the period from February 25, 2026 to February 25, 2029. The Compensation Committee established (i) a threshold performance level at the 25th percentile, at or above which 50% of the target is earned and below which no shares are earned, (ii) a target performance level between the 50th and 60th percentile, within which 100% of the target is earned, and (iii) a maximum performance level at the 75th percentile, at or above which 150% of the target is earned. Amounts earned between the threshold, target and the maximum performance levels will be based on linear interpolation. Once earned, the PSUs will cliff vest on March 15, 2029. In addition, if an executive’s service to RBI is terminated (other than due to death or disability) prior to February 25, 2028, he or she will forfeit the entire award. A copy of the form of the Performance Award Agreement with respect to these PSUs is incorporated herein by reference to Exhibit 10.14(f) to the Form 10-K of RBI filed on February 21, 2025.
On December 10, 2025, RBI entered into amendments, approved by the Compensation Committee, of the prior PSUs granted to Mr. Kozba, the CEO of RBI, and Mr. Siddiqui, the CFO of RBI, to revise the start date of the measurement period for computing the Achievement Price to November 21, 2022 from February 22, 2023 to align the measurement period with the previously reported PSUs granted to Mr. Doyle, Executive Chairman of RBI (as described in the Current Report on Form 8-K filed on November 16, 2022). This aligns the long-term performance awards of the CEO, the CFO, and the Executive Chairman of RBI with RBI’s shareholders’ interest in long-term stock price appreciation. A copy of the Amended and Restated Performance Award Agreement with respect to each of Mr. Kobza’s PSUs and Mr. Siddiqui’s PSUs are filed herewith by reference in Exhibit 10.14(b) and Exhibit 10.10(h) to the Form 10-K of RBI filed on February 20, 2026.
On January 30, 2026, RBI entered into new Offer Letters with each of Messrs. Kobza and Siddiqui and Ms. Granat which replace their respective tri-party Employment and Post-Employment Covenants Agreements which each of these executives had entered into with RBI and certain of its subsidiaries (collectively, the “Multi-Party Employment Agreements”), for reasons relating to internal organizational restructuring. The Offer Letters did not make any substantive change in the terms of such executive’s employment. The Offer Letters set forth the same salary and target bonus that each executive was already receiving. The Offer Letters retain RBI’s obligation (i) that each of the executives is tax equalized to the U.S. to help ensure that the executive does not gain or lose financially due to the different tax and social security implications or consequences of the executive’s employment with multiple companies and (ii) that RBI will pay for tax preparation services for such executive. Either RBI or the executive may terminate the employment relationship at any time. If RBI terminates the employment of an executive under the Offer Letter without cause or due to the executive’s death or disability, the executive may be eligible to receive, in RBI’s sole discretion, severance payments pursuant to RBI’s then-current policies relating to termination of employment applicable to employees at the executive’s grade level, if any. The Offer Letters continue to include substantially similar non-competition, non-solicitation and confidentiality provisions to those included in the prior Multi-Party Employment Agreements.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information required by Item 401 of Regulation S-K regarding our executive officers that is set forth under the heading “Executive Officer of the Registrant” in Part I of this Form 10-K, is incorporated herein by reference from RBI’s definitive proxy statement to be filed no later than 120 days after December 31, 2025. We refer to this proxy statement as the RBI Definitive Proxy Statement.
Item 11. Executive Compensation
The information required by this item will be contained in the RBI Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the information regarding our equity plans required by Item 201(d) of Regulation S-K, which is set forth below, will be contained in the RBI Definitive Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding equity awards outstanding under RBI's compensation plans as of December 31, 2025 was as follows (amounts in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
RBI Equity Compensation Plans Approved by Security Holders	10,623	$64.27	12,157
RBI Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	10,623	$64.27	12,157
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
(a)(3)Exhibits
The following exhibits are filed as part of this report.

Exhibit Number	Description	Incorporated by Reference

3.1	Articles of Incorporation of Restaurant Brands International Inc., the general partner of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3.1 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

3.2	Amended and Restated By-Law 1 of Restaurant Brands International Inc., the general partner of the Registrant.	Incorporated herein by reference to Exhibit 3.4 to the Form 8-K of Restaurant Brands International Inc. filed on December 12, 2014.

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
Incorporated by reference to Exhibit 4.21 to the Form 8-K of Restaurant Brands International Inc. filed on September 13, 2024.

4.21(a)	Form of 5.625% First Lien Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.21).	Incorporated by reference to Exhibit 4.21(a) to the Form 8-K of Restaurant Brands International Inc. filed on September 13, 2024.

9.1	Voting Trust Agreement, dated December 12, 2014, between Restaurant Brands International Inc., Restaurant Brands International Limited Partnership, and Computershare Trust Company of Canada.	Incorporated herein by reference to Exhibit 3.6 to the Form 8-K of Restaurant Brands International Inc. filed on December 12, 2014.

10.1*	Burger King Savings Plan, including all amendments thereto.	Incorporated herein by reference to Exhibit 10.40 to the Form S-8 of Burger King Holdings, Inc. (File No. 333-144592).

10.2*	2011 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.4 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.3(a)*	Amended and Restated 2012 Omnibus Incentive Plan, as amended effective December 12, 2014.	Incorporated herein by reference to Exhibit 99.2 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.3(b)*	Form of Board Member Restricted Stock Unit Award Agreement under the Amended and Restated 2012 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35 to the Form 10-K of Burger King Worldwide, Inc. filed on February 21, 2014.

10.4	Burger King Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Burger King Worldwide, Inc. filed on June 25, 2012.

10.5*	Burger King Corporation U.S. Severance Pay Plan.	Incorporated herein by reference Exhibit 10.31 to the Form 10-Q of Burger King Worldwide, Inc. filed on October 28, 2013.

10.6(a)
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

10.6(b)
Guaranty, dated December 12, 2014, among 1013421 B.C. Unlimited Liability Company, as Guarantor, Certain Subsidiaries defined therein, as Guarantors, and JPMorgan Chase Bank, N.A., as Collateral Agent.
Incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Restaurant Brands International Inc. filed on December 12, 2014.

10.6(c)	Amendment No. 1, dated May 22, 2015, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Restaurant Brands International Inc. filed on May 26, 2015.

10.6(d)	Amendment No. 2, dated February 17, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.10(d) to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.6(e)	Incremental Facility Amendment, dated as of March 27, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.10(e) to the Form 10-Q of Restaurant Brands International Inc. filed on October 26, 2017.

10.6(f)	Incremental Facility Amendment No. 2, dated as of May 17, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.42 to the Form 8-K of Restaurant Brands International Inc. filed on May 17, 2017.

10.6(g)	Incremental Facility Amendment No. 3, dated as of October 13, 2017, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.45 to the Form 8-K of Restaurant Brands International Inc. filed on October 16, 2017.

10.6(h)	Amendment No. 3, dated October 2, 2018, to the Credit Agreement.	Incorporated herein by reference to Exhibit 10.10(h) to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2018.

10.6(i)
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

10.6(j)
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

10.6(k)
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

10.6(l)
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

10.6(m)
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

10.6(n)
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

10.6(o)
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

10.6(p)
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
Incorporated herein by reference to Exhibit 10.10(p) to the Form 8-K filed on June 17, 2024.

10.7(a)*	2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Restaurant Brands International Inc. (File No. 333-200997).

10.7(b)*	Form of Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(b) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.7(c)*	Form of Base Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(c) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.7(d)*	Form of Additional Matching Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(d) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.7(e)*	Form of Board Member Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(e) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.7(f)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.11(f) to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.8	Restaurant Brands International Inc. Form of Director Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Form 10-K of Restaurant Brands International Inc. filed on March 2, 2015.

10.9(a)*	Restaurant Brands International Inc. 2023 Omnibus Incentive Plan	Incorporated herein by reference to Exhibit 99.1 to the Form S-8 of Restaurant Brands International Inc. filed on August 8, 2023.

10.9(b)*	Form of Board Member Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.9(c)*	Form of 2024 Performance Award Agreement under the 2023 Omnibus Incentive Plan.	Filed herein by reference to Exhibit 10.10(c) to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

10.9(d)*	Form of 2024 Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(d) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.9(e)*	Form of 2024 Matching Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(e) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2024.

10.9(f)*	Form of 2025 Performance Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(f) to the Form 10-K of Restaurant Brands International Inc. filed on February 21, 2025.

10.9(g)*	Form of 2025 Matching Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.14(g) to the Form 10-K of Restaurant Brands International Inc. filed on February 21, 2025.

10.9(h)*	Amended and Restated Performance Award Agreement (Siddiqui 2025) under the 2023 Omnibus Incentive Plan	Filed herein by reference in Exhibit 10.10(h) to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

10.9(i)*	Form of 2026 Matching Restricted Stock Unit Award Agreement under the 2023 Omnibus Incentive Plan.	Filed herein by reference in Exhibit 10.10(i) to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

10.10*	Offer Letter, dated January 30, 2026, between Joshua Kobza and Restaurant Brands International US Services LLC	Filed herein by reference in Exhibit 10.11 to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

10.11*	Form of Non-Compete, Non-Solicitation and Confidentiality Agreement.	Incorporated herein by reference to Exhibit 10.32 to the Form 10-K of Restaurant Brands International Inc. filed on February 23, 2021.

10.12*	Form of Stock Option Award Agreement under the 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.35(d) to the Form 10-Q of Restaurant Brands International Inc. filed on April 29, 2016.

10.13*	Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.36 to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.13(a)*	Form of Performance Award Agreement (Relative TSR) under the Amended and Restated 2014 Omnibus Plan.	Incorporated herein by reference to Exhibit 10.36(g) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.13(b)*	Amended and Restated Performance Award Agreement (Kobza 2023) under the Amended and Restated 2014 Omnibus Plan	Filed herein by reference in Exhibit 10.14(b) to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

10.13(c)*	Form Matching Restricted Stock Unit Agreement (2023) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(i) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.13(d)*	Form Restricted Stock Unit Agreement (2023) under the Amended and Restated 2014 Omnibus Plan	Incorporated herein by reference to Exhibit 10.36(j) to the Form 10-K of Restaurant Brands International Inc. filed on February 22, 2023.

10.14*	Form of Restaurant Brands International Inc. Board Member Stock Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.37 to the Form 10-Q of Restaurant Brands International Inc. filed on October 24, 2016.

10.15*	Restaurant Brands International Inc. U.S. Severance Pay Plan.	Incorporated herein by reference to Exhibit 10.38 to the Form 10-K of Restaurant Brands International Inc. filed on February 17, 2017.

10.16*	Amendment No. 1 to Restaurant Brands International Inc. Amended and Restated 2014 Omnibus Incentive Plan.	Incorporated herein by reference to Exhibit 10.39 to the Form 10-Q of Restaurant Brands International Inc. filed on April 26, 2017.

10.17*	Offer Letter, dated January 30, 2026 between Jill Granat and Restaurant Brands International US Services LLC	Filed herein by reference in Exhibit 10.18 to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

10.18*	Offer Letter dated February 26, 2021 between The TDL Group Corp. and Axel Schwan.	Incorporated herein by reference to Exhibit 10.77 to the Form 10-Q of Restaurant Brands International Inc. filed on April 30, 2021.

10.19*	Offer Letter dated August 21, 2021 between Burger King Company LLC and Tom Curtis.	Filed herein by reference in Exhibit 10.20 to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

10.20	Stock Purchase Agreement, dated November 15, 2022, between Restaurant Brands International Inc. and Lodgepole 231 LLC	Incorporated here by reference to Exhibit 10.82 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.21*	Offer Letter, dated November 15, 2022, between J. Patrick Doyle and Restaurant Brands International US Services LLC	Incorporated here by reference to Exhibit 10.83 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.22*	Form of Options Award Agreement for J. Patrick Doyle.	Incorporated here by reference to Exhibit 10.84 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.23*	Form of Restricted Stock Unit Award Agreement for J. Patrick Doyle	Incorporated here by reference to Exhibit 10.85 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.24*	Form of Performance Award Agreement	Incorporated here by reference to Exhibit 10.86 to the Form 8-K of Restaurant Brands International Inc. filed on November 16, 2022.

10.25*	Offer Letter, dated January 30, 2026, between Sami Siddiqui and Restaurant Brands International US Services LLC	Filed herein by reference in Exhibit 10.26 to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

10.26*	Restaurant Brands International Inc. Executive Leader Retirement Policy	Filed herein by reference in Exhibit 10.27 to the Form 10-K of Restaurant Brands International Inc. filed on February 20, 2026.

19.1	Restaurant Brands International Inc. Amended and Restated Insider Trading Policy.	Incorporated here by reference to Exhibit 19.1 to the Form 10-K of Restaurant Brands International Inc. filed on February 21, 2025.

21.1	List of Subsidiaries of the Registrant.	Filed herewith.

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
Date: February 20, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Kobza	Chief Executive Officer of Restaurant Brands International Inc. (principal executive officer)	February 20, 2026
Joshua Kobza

/s/ Sami Siddiqui	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer)	February 20, 2026
Sami Siddiqui

/s/ Jacqueline Friesner	Controller and Chief Accounting Officer of Restaurant Brands International Inc. (principal accounting officer)	February 20, 2026
Jacqueline Friesner

/s/ J. Patrick Doyle	Executive Chairman of Restaurant Brands International Inc.	February 20, 2026
J. Patrick Doyle

/s/ Alexandre Behring	Director of Restaurant Brands International Inc.	February 20, 2026
Alexandre Behring

/s/ Maximilien de Limburg Stirum	Director of Restaurant Brands International Inc.	February 20, 2026
Maximilien de Limburg Stirum

/s/ Jordana Fribourg	Director of Restaurant Brands International Inc.	February 20, 2026
Jordana Fribourg

/s/ Ali Hedayat	Director of Restaurant Brands International Inc.	February 20, 2026
Ali Hedayat

/s/ Marc Lemann	Director of Restaurant Brands International Inc.	February 20, 2026
Marc Lemann

/s/ Jason Melbourne	Director of Restaurant Brands International Inc.	February 20, 2026
Jason Melbourne

/s/ Cristina Farjallat	Director of Restaurant Brands International Inc.	February 20, 2026
Cristina Farjallat

/s/ Daniel Schwartz	Director of Restaurant Brands International Inc.	February 20, 2026
Daniel Schwartz

/s/ Thecla Sweeney	Director of Restaurant Brands International Inc.	February 20, 2026
Thecla Sweeney