Form 10-Q
period 2026-06-30
Restaurant Brands International Limited Partnership
filed 2026-08-06
CIK 1618755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, there were 105,750,828 Class B exchangeable limited partnership units and 229,853,003 Class A common units outstanding.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except unit data, Unaudited)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,063	$1,163
Accounts and notes receivable, net of allowance of $43 and $54, respectively	800	794
Inventories, net	224	205
Prepaids and other current assets	256	179
Assets held for sale - discontinued operations	—	489
Total current assets	2,343	2,830
Property and equipment, net of accumulated depreciation and amortization of $1,299 and $1,245, respectively	2,230	2,303
Operating lease assets, net	1,964	1,961
Intangible assets, net	10,945	11,190
Goodwill	6,183	6,306
Other assets, net	1,357	1,025
Total assets	$25,022	$25,615
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$884	$866
Other accrued liabilities	1,165	1,271
Gift card liability	183	249
Current portion of long-term debt and finance leases	82	68
Liabilities held for sale - discontinued operations	—	437
Total current liabilities	2,314	2,891
Long-term debt, net of current portion	13,206	13,250
Finance leases, net of current portion	243	261
Operating lease liabilities, net of current portion	1,908	1,900
Other liabilities, net	900	1,034
Deferred income taxes, net	1,056	1,120
Total liabilities	19,627	20,456
Partners’ capital:
Class A common units; 229,850,458 issued and outstanding at June 30, 2026; 226,247,286 issued and outstanding at December 31, 2025	12,604	12,006
Partnership exchangeable units; 105,753,373 issued and outstanding at June 30, 2026; 109,356,545 issued and outstanding at December 31, 2025	(5,658)	(5,515)
Accumulated other comprehensive income (loss)	(1,553)	(1,334)
Total Partners’ capital	5,393	5,157
Noncontrolling interests	2	2
Total equity	5,395	5,159
Total liabilities and equity	$25,022	$25,615
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per unit data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Supply chain sales	$788	$732	$1,474	$1,343
Company restaurant sales	617	600	1,176	1,158
Franchise and property revenues	793	760	1,515	1,423
Advertising revenues and other services	322	318	619	595
Total revenues	2,520	2,410	4,784	4,519
Operating costs and expenses:
Supply chain cost of sales	635	589	1,199	1,085
Company restaurant expenses	508	498	985	966
Franchise and property expenses	139	144	258	274
Advertising expenses and other services	369	364	710	675
General and administrative expenses	181	188	361	379
(Income) loss from equity method investments	(2)	(5)	(4)	(10)
Other operating expenses (income), net	(26)	149	(47)	232
Total operating costs and expenses	1,804	1,927	3,462	3,601
Income from operations	716	483	1,322	918
Interest expense, net	124	132	247	262
Income from continuing operations before income taxes	592	351	1,075	656
Income tax (benefit) expense from continuing operations	(73)	87	(35)	169
Net income from continuing operations	665	264	1,110	487
Net loss from discontinued operations (net of tax of $0)	—	1	—	3
Net income	665	263	1,110	484
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to common unitholders	$665	$263	$1,110	$484

Earnings per Class A common unit - basic and diluted (Note 2)
Net income from continuing operations	$2.23	$0.91	$3.73	$1.68
Net loss from discontinued operations	$—	$(0.00)	$—	$(0.01)
Net income	$2.23	$0.91	$3.73	$1.67
Earnings per Partnership exchangeable unit - basic and diluted (Note 2)
Net income from continuing operations	$1.46	$0.58	$2.43	$1.07
Net loss from discontinued operations	$—	$(0.00)	$—	$(0.01)
Net income	$1.46	$0.58	$2.43	$1.06

Weighted average units outstanding - basic and diluted (in millions):
Class A common units	228	209	227	209
Partnership exchangeable units	108	127	109	127
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions of U.S. dollars, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$665	$263	$1,110	$484

Foreign currency translation adjustment	(209)	696	(373)	798
Net change in fair value of net investment hedges, net of tax of $(7), $3, $(4) and $(9)	33	(417)	137	(492)
Net change in fair value of cash flow hedges, net of tax of $(10), $4, $(18) and $15	27	(11)	50	(41)
Amounts reclassified to earnings of cash flow hedges, net of tax of $5, $7, $10 and $15	(14)	(21)	(28)	(42)
Gain (loss) recognized on other, net of tax of $0, $0, $1 and $0	(1)	2	(5)	1
Other comprehensive income (loss)	(164)	249	(219)	224
Comprehensive income (loss)	501	512	891	708
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to common unitholders	$501	$512	$891	$708
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(In millions of U.S. dollars, except units, Unaudited)

	Class A Common Units		Partnership Exchangeable Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Units	Amount	Units	Amount
Balances at December 31, 2025	226,247,286	$12,006	109,356,545	$(5,515)	$(1,334)	$2	$5,159
Distributions declared on Class A common units ($1.00 per unit)	—	(226)	—	—	—	—	(226)
Distributions declared on partnership exchangeable units ($0.65 per unit)	—	—	—	(71)	—	—	(71)
Exchange of Partnership exchangeable units for RBI common shares	3,624	—	(3,624)	—	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(34)	—	—	—	—	(34)
Capital contribution from RBI	—	73	—	—	—	—	73
Net income	—	338	—	107	—	—	445
Other comprehensive income (loss)	—	—	—	—	(55)	—	(55)
Balances at March 31, 2026	226,250,910	$12,157	109,352,921	$(5,479)	$(1,389)	$2	$5,291
Distributions declared on Class A common units ($0.99 per unit)	—	(227)	—	—	—	—	(227)
Distributions declared on partnership exchangeable units ($0.65 per unit)	—	—	—	(69)	—	—	(69)
Exchange of Partnership exchangeable units for RBI common shares	3,599,548	268	(3,599,548)	(268)	—	—	—
Distribution to RBI for repurchase of RBI common shares	—	(138)	—	—	—	—	(138)
Capital contribution from RBI	—	37	—	—	—	—	37
Net income	—	507	—	158	—	—	665
Other comprehensive income (loss)	—	—	—	—	(164)	—	(164)
Balances at June 30, 2026	229,850,458	$12,604	105,753,373	$(5,658)	$(1,553)	$2	$5,395
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars, Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,110	$484
Net loss from discontinued operations	—	3
Net income from continuing operations	1,110	487
Depreciation and amortization	155	148
Amortization of deferred financing costs and debt issuance discount	12	13
(Income) loss from equity method investments	(4)	(10)
(Gain) loss on remeasurement of foreign denominated transactions	(50)	207
Net (gains) losses on derivatives	(82)	(102)
Share-based compensation and non-cash incentive compensation expense	70	81
Deferred income taxes	(215)	8
Other non-cash adjustments, net	(7)	31
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(24)	(72)
Inventories and prepaids and other current assets	(35)	(30)
Accounts and drafts payable	42	(6)
Other accrued liabilities and gift card liability	(184)	(155)
Tenant inducements paid to franchisees	(18)	(14)
Changes in other long-term assets and liabilities	(13)	(19)
Net cash provided by operating activities from continuing operations	757	567
Cash flows from investing activities:
Payments for additions of property and equipment	(109)	(102)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	33	12
Net payments for acquisition of franchised restaurants, net of cash acquired	—	(152)
Settlement/sale of derivatives, net	28	40
Other investing activities, net	(12)	—
Net cash used for investing activities from continuing operations	(60)	(202)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(57)	(66)
Distributions on Class A common units and Partnership exchangeable units	(579)	(544)
Distribution to RBI for repurchase of RBI common shares	(170)	—
Capital contribution from RBI	35	20
Proceeds from derivatives	19	34
Other financing activities, net	(1)	1
Net cash used for financing activities from continuing operations	(753)	(555)
Net cash used for discontinued operations	(27)	(85)
Effect of exchange rates on cash and cash equivalents	(8)	19
(Decrease) increase in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(91)	(256)
Increase in cash classified as assets held for sale - discontinued operations	(9)	(52)
(Decrease) increase in cash and cash equivalents	(100)	(308)
Cash and cash equivalents at beginning of period	1,163	1,334
Cash and cash equivalents at end of period	$1,063	$1,026
Supplemental cash flow disclosures:
Interest paid	$329	$360
Income taxes paid, net	$229	$285
Accruals for additions of property and equipment	$20	$22
See accompanying notes to condensed consolidated financial statements.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Organization
Restaurant Brands International Limited Partnership (“Partnership”, “we”, “us” or “our”) is a Canadian limited partnership. We franchise and operate quick service restaurants serving premium coffee and other beverage and food products under the Tim Hortons® brand (“Tim Hortons”), fast food hamburgers principally under the Burger King® brand (“Burger King”), chicken under the Popeyes® brand (“Popeyes”), and sandwiches under the Firehouse Subs® brand (“Firehouse”). We are one of the world’s largest quick service restaurant, or QSR, companies as measured by total number of restaurants. As of June 30, 2026, we franchised or owned 6,209 Tim Hortons restaurants, 19,933 Burger King restaurants, 5,468 Popeyes restaurants and 1,546 Firehouse Subs restaurants, for a total of 33,156 restaurants, and operate in more than 120 countries and territories. As of June 30, 2026, over 95% of current system-wide restaurants are franchised.
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
Note 2. Earnings (Loss) per Unit
Partnership uses the two-class method in the computation of earnings (loss) per unit. Pursuant to the terms of the partnership agreement, RBI, as the holder of the Class A common units, is entitled to receive distributions from Partnership in an amount equal to the aggregate dividends payable by RBI to holders of RBI common shares, and the holders of Class B exchangeable limited partnership units (the “Partnership exchangeable units”) are entitled to receive distributions from Partnership in an amount per unit equal to the dividends payable by RBI on each RBI common share. Partnership’s net income (loss) available to common unitholders is allocated between the Class A common units and Partnership exchangeable units on a fully-distributed basis and reflects residual net income (loss) after noncontrolling interests. Basic and diluted earnings (loss) per Class A common unit is determined by dividing net income (loss) allocated to Class A common unit holders by the weighted average number of Class A common units outstanding for the period. Basic and diluted earnings (loss) per Partnership exchangeable unit is determined by dividing net income (loss) allocated to the Partnership exchangeable units by the weighted average number of Partnership exchangeable units outstanding during the period.
There are no dilutive securities for Partnership as RBI equity awards will not affect the number of Class A common units or Partnership exchangeable units outstanding. However, the issuance of RBI shares by RBI in future periods will affect the allocation of net income attributable to common unitholders between Partnership’s Class A common units and Partnership exchangeable units.

The following table summarizes the basic and diluted earnings (loss) per unit calculations (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allocation of net income from continuing operations among partner interests:
Net income from continuing operations allocated to Class A common unitholders	$507	$190	$845	$350
Net income from continuing operations allocated to Partnership exchangeable unitholders	158	74	265	137
Net income from continuing operations attributable to common unitholders	$665	$264	$1,110	$487

Allocation of net loss from discontinued operations among partner interests:
Net loss from discontinued operations allocated to Class A common unitholders	$—	$1	$—	$2
Net loss from discontinued operations allocated to Partnership exchangeable unitholders	—	0	—	1
Net loss from discontinued operations attributable to common unitholders	$—	$1	$—	$3

Allocation of net income among partner interests:
Net income allocated to Class A common unitholders	$507	$189	$845	$348
Net income allocated to Partnership exchangeable unitholders	158	74	265	136
Net income attributable to common unitholders	$665	$263	$1,110	$484

Denominator - basic and diluted partnership units:
Weighted average Class A common units	228	209	227	209
Weighted average Partnership exchangeable units	108	127	109	127

Earnings per unit attributable to common unitholders - basic and diluted:
Net income from continuing operations - Class A common units (a)	$2.23	$0.91	$3.73	$1.68
Net loss from discontinued operations - Class A common units (a)	$—	$(0.00)	$—	$(0.01)
Net income - Class A common units (a)	$2.23	$0.91	$3.73	$1.67

Net income from continuing operations - Partnership exchangeable units (a)	$1.46	$0.58	$2.43	$1.07
Net loss from discontinued operations - Partnership exchangeable units (a)	$—	$(0.00)	$—	$(0.01)
Net income - Partnership exchangeable units (a)	$1.46	$0.58	$2.43	$1.06
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
Following the establishment of a joint venture with CPE Alder Investment Limited with respect to the operations of BK China (the “BK China JV”), during the first quarter of 2026, we resumed recognizing franchise revenue from the BK China JV within our INTL segment. We refer to the acquisition of BK China and the subsequent establishment of the BK China JV collectively as the “BK China Transactions.” See Note 5, BK China, for additional information.
Our measure of segment income is Adjusted Operating Income. Our chief operating decision maker uses Adjusted Operating Income (i) in the budgeting process and in periodic reviews of segment performance by comparing variances in actual segment income results to budget and (ii) during the annual budgeting process to make capital allocation decisions, including allocating resources to segments.
Adjusted Operating Income represents income from operations adjusted to exclude (i) franchise agreement and reacquired franchise right intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net, and (iv) expenses from non-recurring projects and non-operating activities. For the periods referenced, expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses, consisting primarily of professional fees, compensation-related expenses, and integration costs, incurred in connection with (a) the Carrols Acquisition, the PLK China Acquisition, and the BK China Transactions, and (b) the anticipated refranchising of restaurants held in the RH segment, primarily those acquired in the Carrols Acquisition, in connection with the planned sunset of the RH segment (“RH and BK China Transaction costs”); and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations (“Corporate restructuring and advisory fees”).
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

	Three Months Ended June 30, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$1,137	$342	$199	$62	$274	$506	$—	$2,520
Intersegment revenues (a)	—	54	—	—	—	—	(55)	—
Total revenues	$1,137	$397	$199	$62	$274	$506	$(55)	$2,520

Operating costs and expenses:
Supply chain cost of sales	$635	$—	$—	$—	$—	$—	$—	$635
Company restaurant expenses (b)	9	39	41	10	—	435	(27)	508
Segment F&P expenses	86	33	3	2	3	—	(3)	123
Advertising expenses and other services	90	156	74	21	24	27	(24)	369
Segment G&A	34	31	18	12	52	27	—	175
Adjustments:
Cash distributions received from equity method investments	4	—	—	—	—	—	—	4
Adjusted Operating Income	$287	$137	$63	$17	$194	$17	$—	$715

Additional segment information:
Depreciation and amortization	$27	$12	$4	$1	$7	$26	$—	$77
(Income) loss from equity method investments	$(4)	$—	$—	$—	$2	$—	$—	$(2)
Capital expenditures	$9	$4	$4	$1	$2	$21	$—	$42
(a)Consists of BK and INTL royalties, property, advertising, and other services revenues from intersegment transactions with RH.
(b)The components of Company restaurant expenses for our RH segment are included below.

	Six Months Ended June 30, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$2,134	$659	$389	$121	$527	$953	$—	$4,784
Intersegment revenues (a)	—	102	—	—	1	—	(103)	—
Total revenues	$2,134	$762	$389	$121	$528	$953	$(103)	$4,784

Operating costs and expenses:
Supply chain cost of sales	$1,199	$—	$—	$—	$—	$—	$—	$1,199
Company restaurant expenses (b)	18	82	79	20	—	836	(51)	985
Segment F&P expenses	168	66	6	4	(11)	—	(7)	226
Advertising expenses and other services	172	297	148	42	46	50	(45)	710
Segment G&A	68	64	36	25	103	51	—	347
Adjustments:
Cash distributions received from equity method investments	7	—	—	—	—	—	—	7
Adjusted Operating Income	$516	$252	$119	$31	$390	$16	$—	$1,324

Additional segment information:
Depreciation and amortization	$54	$24	$7	$3	$15	$53	$—	$155
(Income) loss from equity method investments	$(7)	$—	$—	$—	$4	$—	$—	$(4)
Capital expenditures	$14	$9	$7	$2	$5	$37	$—	$75

	Three Months Ended June 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$1,083	$338	$210	$59	$250	$469	$—	$2,410
Intersegment revenues (a)	—	49	—	—	—	—	(49)	—
Total revenues	$1,083	$388	$210	$59	$250	$469	$(49)	$2,410

Operating costs and expenses:
Supply chain cost of sales	$589	$—	$—	$—	$—	$—	$—	$589
Company restaurant expenses (b)	10	57	40	9	—	406	(23)	498
Segment F&P expenses	83	33	6	2	9	—	(4)	128
Advertising expenses and other services	93	147	80	20	23	24	(22)	364
Segment G&A	34	31	19	13	47	23	—	166
Adjustments:
Cash distributions received from equity method investments	4	—	—	—	—	—	—	4
Adjusted Operating Income	$278	$121	$66	$15	$172	$16	$—	$668

Additional segment information:
Depreciation and amortization	$28	$13	$4	$1	$7	$24	$—	$77
(Income) loss from equity method investments	$(4)	$—	$—	$—	$(1)	$—	$—	$(5)
Capital expenditures	$9	$6	$2	$1	$4	$21	$—	$42

	Six Months Ended June 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM	Total
Revenues from external customers	$1,987	$647	$404	$113	$468	$901	$—	$4,519
Intersegment revenues (a)	—	97	—	—	—	—	(97)	—
Total revenues	$1,987	$744	$404	$113	$468	$901	$(97)	$4,519

Operating costs and expenses:
Supply chain cost of sales	$1,085	$—	$—	$—	$—	$—	$—	$1,085
Company restaurant expenses (b)	19	111	79	19	—	785	(47)	966
Segment F&P expenses	161	64	8	3	14	—	(8)	242
Advertising expenses and other services	159	278	152	38	45	45	(42)	675
Segment G&A	71	67	40	27	98	48	—	351
Adjustments:
Cash distributions received from equity method investments	7	—	—	—	—	—	—	7
Adjusted Operating Income	$499	$224	$126	$26	$310	$23	$—	$1,208

Additional segment information:
Depreciation and amortization	$55	$26	$7	$3	$14	$44	$—	$148
(Income) loss from equity method investments	$(7)	$—	$—	$—	$(3)	$—	$—	$(10)
Capital expenditures	$13	$11	$3	$2	$6	$37	$—	$73

The following table presents the components of Company restaurant expenses for our RH segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Company restaurant expenses for RH segment
Food, beverage, and packaging costs	$154	$134	$287	$255
Restaurant wages and related expenses	154	152	300	297
Restaurant occupancy expense and other	128	120	250	233
Total	$435	$406	$836	$785
The following tables present revenues by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues by country (c):
United States	$1,197	$1,165	$2,296	$2,238
Canada	1,037	992	1,939	1,807
Other	286	253	549	474
Total	$2,520	$2,410	$4,784	$4,519
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
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. A reconciliation of Income from operations to Adjusted Operating Income consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from operations	$716	$483	$1,322	$918
Franchise agreement and reacquired franchise rights amortization	16	17	32	33
RH and BK China Transaction costs	3	16	9	22
Corporate restructuring and advisory fees	2	5	4	6
Impact of equity method investments (a)	3	(1)	4	(3)
Other operating expenses (income), net	(26)	149	(47)	232
Adjusted Operating Income	$715	$668	$1,324	$1,208
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in segment income.

Note 4. Revenue Recognition
Contract Liabilities
Contract liabilities consist of deferred revenue resulting from initial and renewal franchise fees paid by franchisees, as well as upfront fees paid by master franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement. We may recognize unamortized franchise fees and upfront fees when a contract with a franchisee or master franchisee is modified and is accounted for as a termination of the existing contract. We classify these contract liabilities as Other liabilities, net in our condensed consolidated balance sheets. The following table reflects the change in contract liabilities on a consolidated basis between December 31, 2025 and June 30, 2026 (in millions):

Balance at December 31, 2025	$517
Recognized during period and included in the contract liability balance at the beginning of the year	(31)
Increase, excluding amounts recognized as revenue during the period	15
Impact of foreign currency translation	(5)
Balance at June 30, 2026	$496
The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) on a consolidated basis as of June 30, 2026 (in millions):

Remainder of 2026	$27
2027	51
2028	48
2029	46
2030	43
Thereafter	281
Total	$496

Disaggregation of Total Revenues
The following tables disaggregate revenue by segment (in millions). Totals in the following tables may not calculate exactly due to rounding.

	Three Months Ended June 30, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$788	$—	$—	$—	$—	$—	$—	$788
Company restaurant sales	11	44	46	12	—	505	—	617
Royalties	90	135	73	20	241	—	(23)	537
Property revenues	165	61	4	—	—	—	(8)	222
Franchise fees and other revenue	8	2	4	9	11	—	—	34
Advertising revenues and other services	76	155	72	21	22	—	(24)	322
Total revenues	$1,137	$397	$199	$62	$274	$506	$(55)	$2,520
(a)Represents elimination of intersegment revenues that consists of royalties, property, and advertising and other services revenue recognized by BK and INTL from intersegment transactions with RH.

	Six Months Ended June 30, 2026
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$1,474	$—	$—	$—	$—	$—	$—	$1,474
Company restaurant sales	20	90	90	23	—	953	—	1,176
Royalties	167	255	142	40	464	—	(43)	1,025
Property revenues	311	117	7	—	1	—	(15)	420
Franchise fees and other revenue	17	5	7	18	24	—	—	70
Advertising revenues and other services	145	295	143	40	40	—	(45)	619
Total revenues	$2,134	$762	$389	$121	$528	$953	$(103)	$4,784

	Three Months Ended June 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$732	$—	$—	$—	$—	$—	$—	$732
Company restaurant sales	12	61	46	11	—	469	—	600
Royalties	89	124	76	19	213	—	(21)	500
Property revenues	166	55	4	—	—	—	(6)	219
Franchise fees and other revenue	7	3	7	9	15	—	—	41
Advertising revenues and other services	78	144	77	20	21	—	(22)	318
Total revenues	$1,083	$388	$210	$59	$250	$469	$(49)	$2,410

	Six Months Ended June 30, 2025
	TH	BK	PLK	FHS	INTL	RH	ELIM (a)	Total
Supply chain sales	$1,343	$—	$—	$—	$—	$—	$—	$1,343
Company restaurant sales	22	121	93	22	—	901	—	1,158
Royalties	162	238	148	37	400	—	(40)	945
Property revenues	303	107	7	—	1	—	(15)	404
Franchise fees and other revenue	15	5	9	17	27	—	—	74
Advertising revenues and other services	142	273	147	36	40	—	(42)	595
Total revenues	$1,987	$744	$404	$113	$468	$901	$(97)	$4,519

Note 5. BK China
On February 14, 2025, we acquired substantially all of the remaining equity interests in Pangaea Foods (China) Holdings Ltd. (“BK China”) for approximately $151 million in an all-cash transaction funded by cash on hand. Following the acquisition, we ceased accounting for our interest in BK China as an equity method investment and ceased recognition of franchise revenue. We determined the criteria for classification as held for sale were met on the acquisition date and presented the financial position and results of operations of BK China as discontinued operations in our consolidated financial statements beginning on the date of acquisition.

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
Net cash provided by (used for) discontinued operations consists of the following (in millions):

	Six Months Ended June 30,
	2026	2025
Cash flows from discontinued operations:
Net cash used for operating activities from discontinued operations	$(9)	$(53)
Net cash used for investing activities from discontinued operations	(3)	(2)
Net cash used for financing activities from discontinued operations	(15)	(30)
Net cash used for discontinued operations	$(27)	$(85)
Note 6. Equity Method Investments
As discussed in Note 5, BK China, upon establishment of the BK China JV on January 30, 2026, we recorded an investment in the BK China JV of $66 million and we began accounting for our interest in the BK China JV under the equity method of accounting.
The aggregate carrying amounts of our equity method investments were $192 million and $111 million as of June 30, 2026 and December 31, 2025, respectively, and are included as a component of Other assets, net in our accompanying condensed consolidated balance sheets.
The aggregate market value of our 4.1% equity interest in TH International Limited (“Tims China”) based on the quoted market price on June 30, 2026 was approximately $3 million. No quoted market prices are available for our other equity method investments.
We have equity interests in entities that own or franchise Tim Hortons, Burger King, and Popeyes restaurants. Revenues recognized from franchisees that are owned or franchised by entities in which we have an equity interest, consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from affiliates:
Royalties	$94	$83	$181	$158
Advertising revenues and other services	3	1	6	3
Property revenues	—	1	—	1
Franchise fees and other revenue	3	4	6	7
Supply chain sales	4	4	8	8
Total	$104	$93	$201	$177
At June 30, 2026 and December 31, 2025, we had $36 million and $41 million, respectively, of accounts receivable, net from our equity method investments which were recorded in Accounts and notes receivable, net in our condensed consolidated balance sheets.
With respect to our Tim Hortons business, the most significant equity method investment is our 50% joint venture interest with The Wendy’s Company (the “TIMWEN Partnership”), which jointly holds real estate underlying Canadian combination restaurants. Distributions received from this joint venture were $4 million during the three months ended June 30, 2026 and 2025, and $7 million during the six months ended June 30, 2026 and 2025.

Associated with the TIMWEN Partnership, we recognized $5 million and $6 million of rent expense during the three months ended June 30, 2026 and 2025, respectively, and we recognized $10 million of rent expense during the six months ended June 30, 2026 and 2025.
(Income) loss from equity method investments reflects our share of investee net income or loss as well as gains or losses from changes in our ownership interests in equity investees.
Tims China issued us convertible notes with an aggregate principal amount of $58 million due September 30, 2029, which are included within Other assets, net in the condensed consolidated balance sheets as of June 30, 2026. Subsequent to June 30, 2026, Tims China issued an incremental $16 million with terms consistent with existing outstanding convertible notes.
Note 7. Intangible Assets, net and Goodwill
Intangible assets, net and goodwill consist of the following (in millions):

	As of
	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$722	$(423)	$299	$732	$(413)	$319
Reacquired franchise rights	362	(72)	290	368	(56)	312
Favorable leases	62	(47)	15	63	(46)	17
Subtotal	1,146	(542)	604	1,163	(515)	648
Indefinite-lived intangible assets:
Tim Hortons brand	$6,041	$—	$6,041	$6,224	$—	$6,224
Burger King brand	2,129	—	2,129	2,147	—	2,147
Popeyes brand	1,355	—	1,355	1,355	—	1,355
Firehouse Subs brand	816	—	816	816	—	816
Subtotal	10,341	—	10,341	10,542	—	10,542
Intangible assets, net			$10,945			$11,190

Goodwill:
TH segment	$3,883			$3,995
BK segment	358			358
PLK segment	844			844
FHS segment	193			194
INTL segment	540			545
RH segment	365			370
Total	$6,183			$6,306
Amortization expense on intangible assets totaled $17 million and $18 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense on intangible assets totaled $34 million and $35 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, the change in intangible asset and goodwill balances reflects the impact of foreign currency translation during the six months ended June 30, 2026.

Note 8. Other Accrued Liabilities and Other Liabilities, net
Other accrued liabilities (current) and Other liabilities, net (noncurrent) consist of the following (in millions):

	As of
	June 30, 2026	December 31, 2025
Current:
Distribution payable	$296	$283
Interest payable	69	69
Accrued compensation and benefits	121	155
Taxes payable	180	188
Deferred income	78	77
Accrued advertising expenses	39	44
Restructuring and other provisions	24	25
Current portion of operating lease liabilities	212	200
Other	146	230
Other accrued liabilities	$1,165	$1,271
Noncurrent:
Taxes payable	$83	$77
Contract liabilities	496	517
Derivative liabilities	175	290
Unfavorable leases	21	25
Accrued pension	24	23
Deferred income	46	45
Other	55	57
Other liabilities, net	$900	$1,034
Note 9. Long-Term Debt
Long-term debt consists of the following (in millions):

			As of
	Maturity Date	Interest Rate (a)	June 30, 2026	December 31, 2025
Term Loan B	Sep 21, 2030	5.394%	$4,455	$4,479
Term Loan A	Sep 21, 2028	4.644%	1,227	1,243
First Lien Senior Notes	Jan 15, 2028	3.875%	1,550	1,550
First Lien Senior Notes	Feb 15, 2029	3.500%	750	750
First Lien Senior Notes	Jun 15, 2029	6.125%	1,200	1,200
First Lien Senior Notes	Sep 15, 2029	5.625%	500	500
Second Lien Senior Notes	Jan 15, 2028	4.375%	750	750
Second Lien Senior Notes	Oct 15, 2030	4.000%	2,900	2,900
Less: unamortized deferred financing costs and deferred issuance discount			(78)	(90)
Total debt, net			13,254	13,282
Less: current maturities of debt			(48)	(32)
Total long-term debt			$13,206	$13,250
(a)Represents the interest rate on Term Loan B and Term Loan A as of June 30, 2026.

Revolving Credit Facility
As of June 30, 2026, we had no amounts outstanding under our Revolving Credit Facility, had $2 million of letters of credit issued against the Revolving Credit Facility, and our borrowing availability under our Revolving Credit Facility was $1,248 million. Funds available under the Revolving Credit Facility may be used to repay other debt, finance debt or equity repurchases, fund acquisitions or capital expenditures, and for other general corporate purposes. We have a $125 million letter of credit sublimit as part of the Revolving Credit Facility, which reduces our borrowing availability thereunder by the cumulative amount of outstanding letters of credit.
Restrictions and Covenants
As of June 30, 2026, we were in compliance with all applicable financial debt covenants under our senior secured term loan A and B facilities and Revolving Credit Facility (together the “Credit Facilities”), and the indentures governing our 3.875% First Lien Senior Notes due 2028, 3.50% First Lien Senior Notes due 2029, 6.125% First Lien Senior Notes due 2029, 5.625% First Lien Senior Notes due 2029, 4.375% Second Lien Senior Notes due 2028, and 4.00% Second Lien Senior Notes due 2030 (together, the “Senior Notes”).
Fair Value Measurement
The following table presents the fair value of our variable rate term debt and senior notes, estimated using inputs based on bid and offer prices that are Level 2 inputs, and principal carrying amount (in millions):

	As of
	June 30, 2026	December 31, 2025
Fair value of our variable term debt and senior notes	$13,139	$13,266
Principal carrying amount of our variable term debt and senior notes	13,332	13,372
Interest Expense, net
Interest expense, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Debt (a)	$118	$127	$237	$254
Finance lease obligations	5	4	9	9
Amortization of deferred financing costs and debt issuance discount	6	7	12	13
Interest income	(5)	(6)	(11)	(14)
Interest expense, net	$124	$132	$247	$262
(a)Amount includes $19 million and $27 million benefit during the three months ended June 30, 2026 and 2025, respectively, and $39 million and $53 million benefit during the six months ended June 30, 2026 and 2025, respectively, related to our interest rate swaps. Amount includes $22 million benefit during the three months ended June 30, 2026 and 2025, and $44 million benefit during the six months ended June 30, 2026 and 2025, related to the quarterly net settlements of our cross-currency rate swaps and amortization of the Excluded Component as defined in Note 10, Derivative Instruments.

Note 10. Derivative Instruments
Disclosures about Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges and derivatives designated as net investment hedges. We use derivatives to manage our exposure to fluctuations in interest rates and currency exchange rates.
Interest Rate Swaps
At June 30, 2026, we had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $3,500 million to hedge the variability in the interest payments on a portion of our senior secured term loan A & B facilities (the “Term Loan A” and together with the “Term Loan B,” the “Term Loan Facilities”), including any subsequent refinancing or replacement of the Term Loan Facilities, beginning August 31, 2021 through the termination date of October 31, 2028. Additionally, at June 30, 2026, we also had outstanding receive-variable, pay-fixed interest rate swaps with a total notional value of $500 million to hedge the variability in the interest payments on a portion of our Term Loan Facilities effective September 30, 2019 through the termination date of September 30, 2026. At inception, all of these interest rate swaps were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in AOCI, net of tax, and reclassified into interest expense during the period in which the hedged forecasted transaction affects earnings.
At June 30, 2026, the net amount of pre-tax gains that we expect to be reclassified from AOCI into interest expense within the next 12 months is $79 million.
Cross-Currency Rate Swaps
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we hedge a portion of our net investment in one or more of our foreign subsidiaries by using cross-currency rate swaps. At June 30, 2026, we had outstanding cross-currency rate swap contracts between the Canadian dollar and U.S. dollar and the euro and U.S. dollar that have been designated as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates is economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in AOCI, net of tax. Such amounts will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 30, 2026, we had outstanding cross-currency rate swaps from which we receive quarterly fixed-rate interest payments on the U.S. dollar notional value of $5,700 million to partially hedge the net investment in our Canadian subsidiaries, of which $700 million have a maturity of October 31, 2027, $1,950 million have a maturity of September 30, 2028, $1,400 million have a maturity of October 31, 2029 and $1,650 million have a maturity of October 31, 2030. These cross-currency swaps were designated and continue to be hedges and are accounted for as net investment hedges.
At June 30, 2026, we had outstanding cross-currency rate swap contracts designated as hedges between the euro and U.S. dollar from which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million, of which $150 million have a maturity date of October 31, 2028, $1,200 million have a maturity date of November 30, 2028, and $1,400 million have a maturity date of October 31, 2029. These cross-currency rate swaps were designated and continue to be hedges and are accounted for as net investment hedges.
In June 2026, we de-designated, restructured, and re-designated $1,400 million of euro and U.S. dollar cross-currency rate swaps, extending the maturity date to October 31, 2029. The balances in AOCI associated with the de-designated cross-currency rate swaps will remain in AOCI and will only be reclassified into earnings upon the complete or substantially complete liquidation of our investment in the underlying foreign operations.
In connection with the cross-currency rate swaps hedging Canadian dollar and euro net investments, we utilize the spot method to exclude the interest component (the “Excluded Component”) from the accounting hedge without affecting net investment hedge accounting and amortize the Excluded Component over the life of the derivative instrument. The amortization of the Excluded Component is recognized in Interest expense, net in the condensed consolidated statements of operations. The change in fair value that is not related to the Excluded Component is recorded in AOCI and will be reclassified to earnings when the applicable foreign subsidiaries are sold or substantially liquidated.

Foreign Currency Exchange Contracts
We use foreign exchange derivative instruments to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee purchases made by our Canadian Tim Hortons’ operations. At June 30, 2026, we had outstanding forward currency contracts to manage this risk in which we sell Canadian dollars and buy U.S. dollars with a notional value of $218 million with maturities to August 16, 2027. We have designated these instruments as cash flow hedges, and as such, the unrealized changes in market value of effective hedges are recorded in AOCI and are reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.
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

	Gain or (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedges(1)
Interest rate swaps	$33	$(17)	$59	$(58)
Forward-currency contracts	$4	$2	$9	$2
Derivatives designated as net investment hedges
Cross-currency rate swaps	$40	$(420)	$141	$(483)
(1) We did not exclude any components from the cash flow hedge relationships presented in this table.

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Gain or (Loss) Reclassified from AOCI into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives designated as cash flow hedges
Interest rate swaps	Interest expense, net	$19	$27	$39	$53
Forward-currency contracts	Supply chain cost of sales	$—	$1	$(1)	$4

	Location of Gain or (Loss) Recognized in Earnings	Gain or (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives designated as net investment hedges
Cross-currency rate swaps	Interest expense, net	$22	$22	$44	$44

	Fair Value as of
	June 30, 2026	December 31, 2025	Balance Sheet Location
Assets:
Derivatives designated as cash flow hedges
Interest rate	$96	$58	Other assets, net
Interest rate	3	8	Prepaids and other current assets
Foreign currency	8	—	Prepaids and other current assets
Derivatives designated as net investment hedges
Foreign currency	47	—	Other assets, net
Derivatives not designated as hedging instruments
Foreign currency	16	—	Prepaids and other current assets
Total assets at fair value	$170	$66

Liabilities:
Derivatives designated as cash flow hedges
Foreign currency	$—	$3	Other accrued liabilities
Derivatives designated as net investment hedges
Foreign currency	175	290	Other liabilities, net
Derivatives not designated as hedging instruments
Foreign currency	16	—	Other accrued liabilities
Total liabilities at fair value	$191	$293

Note 11. Equity
During the six months ended June 30, 2026, Partnership exchanged 3,603,172 Partnership exchangeable units pursuant to exchange notices received. In accordance with the terms of the partnership agreement, Partnership satisfied the exchange notices by exchanging these Partnership exchangeable units for the same number of newly issued RBI common shares and each such Partnership exchangeable unit was cancelled concurrently with the exchange. Partnership exchangeable units exchanged for RBI common shares also result in the issuance of additional Class A common units to RBI in an amount equal to the number of RBI common shares exchanged. The issuances of shares were accounted for as capital contributions by RBI to Partnership. The exchanges of Partnership exchangeable units were recorded as increases to the Class A common units balance within partners’ capital in our condensed consolidated balance sheets in an amount equal to the market value of the newly issued RBI common shares and a reduction to the Partnership exchangeable units balance within partners’ capital of our condensed consolidated balance sheets in an amount equal to the cash paid by Partnership, if any, and the market value of the newly issued RBI common shares.
RBI Share Repurchases
On August 6, 2025, the RBI Board of Directors approved a share repurchase program that allows RBI to repurchase up to $1,000 million of RBI's common shares from September 15, 2025 through September 30, 2027. For the three and six months ended June 30, 2026, RBI repurchased 1,821,167 and 2,284,609 of common shares for $137 million and $171 million, respectively, excluding excise taxes. Of these repurchases, 13,782 common shares had not yet settled as of June 30, 2026 and therefore were not cancelled at that date. Repurchased shares are cancelled upon settlement. As of June 30, 2026, RBI had $829 million remaining under the share repurchase authorization. Pursuant to the terms of the partnership agreement, Partnership made a distribution to RBI on the Class A common units in an amount sufficient for RBI to fund such share repurchases.

Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in the components of accumulated other comprehensive income (loss) (“AOCI”) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$469	$(23)	$(1,780)	$(1,334)
Foreign currency translation adjustment	—	—	(373)	(373)
Net change in fair value of derivatives, net of tax	187	—	—	187
Amounts reclassified to earnings of cash flow hedges, net of tax	(28)	—	—	(28)
Gain (loss) recognized on other, net of tax	—	(5)	—	(5)
Balance at June 30, 2026	$628	$(28)	$(2,153)	$(1,553)
Note 12. Leases
Property revenues consist primarily of lease income from operating leases and earned income on direct financing leases and sales-type leases with franchisees as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease income - operating leases
Minimum lease payments	$99	$90	$196	$177
Variable lease payments	121	127	221	224
Amortization of favorable and unfavorable income lease contracts, net	1	1	1	1
Subtotal - lease income from operating leases	221	218	418	402
Earned income on direct financing and sales-type leases	1	1	2	2
Total property revenues	$222	$219	$420	$404
Note 13. Income Taxes
Our effective tax rate was (12.3)% and (3.2)% for the three and six months ended June 30, 2026, respectively. The effective tax rates during these periods were favorably impacted by the movements in net deferred taxes in connection with intra-group reorganizations.
Our effective tax rate was 24.8% and 25.8% for the three and six months ended June 30, 2025, respectively. The effective tax rates during these periods include the impact of the administrative guidance recently issued by the Organization for Economic Cooperation and Development (“OECD”), partially offset by the mix of income from multiple tax jurisdictions and internal financing arrangements.

Note 14. Other Operating Expenses (Income), net
Other operating expenses (income), net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$(1)	$13	$(1)	$15
Litigation settlements (gains) and reserves, net	1	1	5	4
Net losses (gains) on foreign exchange	(20)	132	(50)	207
Other, net	(6)	3	(1)	6
Other operating expenses (income), net	$(26)	$149	$(47)	$232
Net losses (gains) on disposal of assets, restaurant closures, and refranchisings represent long-lived asset impairments, losses (gains) from asset write-offs and sales of properties, and costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflect accruals, payments made, and proceeds received in connection with litigation and arbitration matters and other business disputes.
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
In October 2024, purported former shareholders of Carrols filed a complaint in the Delaware Court of Chancery against RBI and two individual directors of Carrols. The complaint arises from the Carrols Acquisition and alleges that RBI coerced Carrols into the transaction, that the two directors failed to disclose that their interest differed from the interests of other Carrols shareholders, and that the two directors were not independent from RBI. The complaint also includes claims for breach of fiduciary duty and unjust enrichment by RBI. The plaintiffs seek equitable relief, damages and fees and expenses. In July 2026, the parties reached an agreement-in-principle to settle the case, subject to final court approval.

Note 16. Supplier Finance Programs
Our TH business includes individually negotiated contracts with suppliers, which include payment terms that range up to 120 days. A global financial institution offers a voluntary supply chain finance (“SCF”) program to certain TH vendors, which provides suppliers that elect to participate with the ability to elect early payment, at a discount based on the payment terms and a rate based on RBI's credit rating, which may be beneficial to the vendor. Participation in the SCF program is at the sole discretion of the suppliers and the financial institution and we are not a party to the arrangements between the suppliers and the financial institution. Our obligations to suppliers are not affected by the suppliers’ decisions to participate in the SCF program and our payment terms remain the same based on the original supplier invoicing terms and conditions. No guarantees are provided by us or any of our subsidiaries in connection with the SCF Program.
Our confirmed outstanding obligations under the SCF program at June 30, 2026 and December 31, 2025 totaled $54 million and $38 million, respectively, and are classified as Accounts and drafts payable in our condensed consolidated balance sheets. All activity related to the obligations is classified as Supply chain cost of sales in our condensed consolidated statements of operations and presented within cash flows from operating activities in our condensed consolidated statements of cash flows.
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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(In millions of U.S. dollars)
As of June 30, 2026

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,063	$—	$—	$1,063
Accounts and notes receivable, net	800	—	—	800
Inventories, net	224	—	—	224
Prepaids and other current assets	256	—	—	256
Total current assets	2,343	—	—	2,343
Property and equipment, net	2,230	—	—	2,230
Operating lease assets, net	1,964	—	—	1,964
Intangible assets, net	10,945	—	—	10,945
Goodwill	6,183	—	—	6,183
Intercompany receivable	—	296	(296)	—
Investment in subsidiaries	—	5,395	(5,395)	—
Other assets, net	1,357	—	—	1,357
Total assets	$25,022	$5,691	$(5,691)	$25,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts and drafts payable	$884	$—	$—	$884
Other accrued liabilities	869	296	—	1,165
Gift card liability	183	—	—	183
Current portion of long-term debt and finance leases	82	—	—	82
Total current liabilities	2,018	296	—	2,314
Long-term debt, net of current portion	13,206	—	—	13,206
Finance leases, net of current portion	243	—	—	243
Operating lease liabilities, net of current portion	1,908	—	—	1,908
Other liabilities, net	900	—	—	900
Payables to affiliates	296	—	(296)	—
Deferred income taxes, net	1,056	—	—	1,056
Total liabilities	19,627	296	(296)	19,627
Partners’ capital:
Class A common units	—	12,604	—	12,604
Partnership exchangeable units	—	(5,658)	—	(5,658)
Common shares	2,621	—	(2,621)	—
Retained earnings	4,325	—	(4,325)	—
Accumulated other comprehensive income (loss)	(1,553)	(1,553)	1,553	(1,553)
Total Partners' capital/shareholders' equity	5,393	5,393	(5,393)	5,393
Noncontrolling interests	2	2	(2)	2
Total equity	5,395	5,395	(5,395)	5,395
Total liabilities and equity	$25,022	$5,691	$(5,691)	$25,022

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Three Months Ended June 30, 2026

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Supply chain sales	$788	$—	$—	$788
Company restaurant sales	617	—	—	617
Franchise and property revenues	793	—	—	793
Advertising revenues and other services	322	—	—	322
Total revenues	2,520	—	—	2,520
Operating costs and expenses:
Supply chain cost of sales	635	—	—	635
Company restaurant expenses	508	—	—	508
Franchise and property expenses	139	—	—	139
Advertising expenses and other services	369	—	—	369
General and administrative expenses	181	—	—	181
(Income) loss from equity method investments	(2)	—	—	(2)
Other operating expenses (income), net	(26)	—	—	(26)
Total operating costs and expenses	1,804	—	—	1,804
Income from operations	716	—	—	716
Interest expense, net	124	—	—	124
Income before income taxes	592	—	—	592
Income tax benefit	(73)	—	—	(73)
Net income	665	—	—	665
Equity in earnings of consolidated subsidiaries	—	665	(665)	—
Net income (loss)	665	665	(665)	665
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$665	$665	$(665)	$665
Comprehensive income (loss)	$501	$501	$(501)	$501

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
(In millions of U.S. dollars)
Six Months Ended June 30, 2026

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Revenues:
Supply chain sales	$1,474	$—	$—	$1,474
Company restaurant sales	1,176	—	—	1,176
Franchise and property revenues	1,515	—	—	1,515
Advertising revenues and other services	619	—	—	619
Total revenues	4,784	—	—	4,784
Operating costs and expenses:
Supply chain cost of sales	1,199	—	—	1,199
Company restaurant expenses	985	—	—	985
Franchise and property expenses	258	—	—	258
Advertising expenses and other services	710	—	—	710
General and administrative expenses	361	—	—	361
(Income) loss from equity method investments	(4)	—	—	(4)
Other operating expenses (income), net	(47)	—	—	(47)
Total operating costs and expenses	3,462	—	—	3,462
Income from operations	1,322	—	—	1,322
Interest expense, net	247	—	—	247
Income before income taxes	1,075	—	—	1,075
Income tax benefit	(35)	—	—	(35)
Net income	1,110	—	—	1,110
Equity in earnings of consolidated subsidiaries	—	1,110	(1,110)	—
Net income (loss)	1,110	1,110	(1,110)	1,110
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common unitholders	$1,110	$1,110	$(1,110)	$1,110
Comprehensive income (loss)	$891	$891	$(891)	$891

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

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Six Months Ended June 30, 2026

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,110	$1,110	$(1,110)	$1,110
Equity in (earnings) loss of consolidated subsidiaries	—	(1,110)	1,110	—
Net loss from discontinued operations	—	—	—	—
Net income from continuing operations	1,110	—	—	1,110
Depreciation and amortization	155	—	—	155
Amortization of deferred financing costs and debt issuance discount	12	—	—	12
(Income) loss from equity method investments	(4)	—	—	(4)
(Gain) loss on remeasurement of foreign denominated transactions	(50)	—	—	(50)
Net (gains) losses on derivatives	(82)	—	—	(82)
Share-based compensation and non-cash incentive compensation expense	70	—	—	70
Deferred income taxes	(215)	—	—	(215)
Other non-cash adjustments, net	(7)	—	—	(7)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(24)	—	—	(24)
Inventories and prepaids and other current assets	(35)	—	—	(35)
Accounts and drafts payable	42	—	—	42
Other accrued liabilities and gift card liability	(184)	—	—	(184)
Tenant inducements paid to franchisees	(18)	—	—	(18)
Changes in other long-term assets and liabilities	(13)	—	—	(13)
Net cash provided by operating activities from continuing operations	757	—	—	757
Cash flows from investing activities:
Payments for additions of property and equipment	(109)	—	—	(109)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	33	—	—	33
Settlement/sale of derivatives, net	28	—	—	28
Other investing activities, net	(12)	—	—	(12)
Net cash used for investing activities from continuing operations	(60)	—	—	(60)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(57)	—	—	(57)
Distributions on Class A common units and Partnership exchangeable units	—	(579)	—	(579)
Distribution to RBI for repurchase of RBI common shares	—	(170)	—	(170)
Capital contribution from RBI	35	—	—	35
Distributions from subsidiaries	(749)	749	—	—
Proceeds from derivatives	19	—	—	19
Other financing activities, net	(1)	—	—	(1)
Net cash used for financing activities from continuing operations	(753)	—	—	(753)
Net cash used for discontinued operations	(27)	—	—	(27)
Effect of exchange rates on cash and cash equivalents	(8)	—	—	(8)
Decrease in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(91)	—	—	(91)
Increase in cash classified as assets held for sale - discontinued operations	(9)	—	—	(9)
Decrease in cash and cash equivalents	(100)	—	—	(100)
Cash and cash equivalents at beginning of period	1,163	—	—	1,163
Cash and cash equivalents at end of period	$1,063	$—	$—	$1,063

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
(In millions of U.S. dollars)
Six Months Ended June 30, 2025

	Consolidated Borrowers	RBILP	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$484	$484	$(484)	$484
Equity in (earnings) loss of consolidated subsidiaries	—	(484)	484	—
Net loss from discontinued operations	3	—	—	3
Net income from continuing operations	487	—	—	487
Depreciation and amortization	148	—	—	148
Amortization of deferred financing costs and debt issuance discount	13	—	—	13
(Income) loss from equity method investments	(10)	—	—	(10)
(Gain) loss on remeasurement of foreign denominated transactions	207	—	—	207
Net (gains) losses on derivatives	(102)	—	—	(102)
Share-based compensation and non-cash incentive compensation expense	81	—	—	81
Deferred income taxes	8	—	—	8
Other non-cash adjustments, net	31	—	—	31
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Accounts and notes receivable	(72)	—	—	(72)
Inventories and prepaids and other current assets	(30)	—	—	(30)
Accounts and drafts payable	(6)	—	—	(6)
Other accrued liabilities and gift card liability	(155)	—	—	(155)
Tenant inducements paid to franchisees	(14)	—	—	(14)
Changes in other long-term assets and liabilities	(19)	—	—	(19)
Net cash provided by operating activities from continuing operations	567	—	—	567
Cash flows from investing activities:
Payments for additions of property and equipment	(102)	—	—	(102)
Net proceeds from disposal of assets, restaurant closures, and refranchisings	12	—	—	12
Net payments for acquisition of franchised restaurants, net of cash acquired	(152)	—	—	(152)
Settlement/sale of derivatives, net	40	—	—	40
Net cash used for investing activities from continuing operations	(202)	—	—	(202)
Cash flows from financing activities:
Repayments of long-term debt and finance leases	(66)	—	—	(66)
Distributions on Class A common units and Partnership exchangeable units	—	(544)	—	(544)
Capital contribution from RBI	20	—	—	20
Distributions from subsidiaries	(544)	544	—	—
Proceeds from derivatives	34	—	—	34
Other financing activities, net	1	—	—	1
Net cash used for financing activities from continuing operations	(555)	—	—	(555)
Net cash used for discontinued operations	(85)	—	—	(85)
Effect of exchange rates on cash and cash equivalents	19	—	—	19
Decrease in cash and cash equivalents, including cash classified as assets held for sale - discontinued operations	(256)	—	—	(256)
Increase in cash classified as assets held for sale - discontinued operations	(52)	—	—	(52)
Decrease in cash and cash equivalents	(308)	—	—	(308)
Cash and cash equivalents at beginning of period	1,334	—	—	1,334
Cash and cash equivalents at end of period	$1,026	$—	$—	$1,026

Note 18. Subsequent Events
Cash Distributions/Dividends
On July 7, 2026, RBI paid a cash dividend of $0.65 per RBI common share to common shareholders of record on June 23, 2026. Partnership made a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares and also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per exchangeable unit to holders of record on June 23, 2026.
Subsequent to June 30, 2026, the RBI board of directors declared a cash dividend of $0.65 per RBI common share, which will be paid on October 2, 2026 to RBI common shareholders of record on September 18, 2026. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
RBI Share Repurchases
Subsequent to June 30, 2026 through July 31, 2026, RBI repurchased 463,385 of RBI's common shares for $35 million and as of July 31, 2026 had $794 million remaining under the share repurchase authorization. Pursuant to the terms of the partnership agreement, Partnership made a distribution to RBI on the Class A common units in an amount sufficient for RBI to fund such share repurchases.

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
Overview
We are one of the world’s largest quick service restaurant (“QSR”) companies with nearly $49 billion in annual system-wide sales and over 33,000 restaurants, over 95% of which are franchised, in more than 120 countries and territories as of June 30, 2026. We own and franchise four iconic brands, Tim Hortons®, Burger King®, Popeyes®, and Firehouse Subs®. Our brands have complementary daypart mixes and product platforms that benefit from global scale and the sharing of best practices while preserving the independence and rich heritage of each brand.
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
RBI maintains the franchisor dynamics in its TH, BK, PLK, FHS, and INTL segments (“five franchisor segments”) to report results consistent with how the business will be managed long-term. This approach reflects RBI’s intent to refranchise the vast majority of the Carrols Burger King restaurants and to find new partners for PLK China and new investors for FHS Brazil and sunset the RH segment. RH results include Company restaurant sales and expenses, including expenses associated with royalties, rent, and advertising. These expenses are recognized, as applicable, as revenues in the respective franchisor segments (BK for the Carrols Burger King restaurants and INTL for PLK China and FHS Brazil restaurants) and eliminated upon consolidation.
Adjusted Operating Income represents our measure of segment income for each of our reportable segments and is used by management to measure operating performance. See Note 3, “Segment Reporting” of the Financial Statements for additional information about our operating and reportable segments and our measure of segment income.
On February 14, 2025, we acquired substantially all the remaining equity interests in Pangaea Foods (China) Holdings Ltd. (“BK China”). Following the acquisition, we ceased accounting for our interest in BK China as an equity method investment and ceased recognition of franchise revenue. BK China met the criteria to be classified as held for sale and was reported as discontinued operations. On January 30, 2026, we established a joint venture with CPE Alder Investment Limited, a fund managed by CPE (“CPE”), with respect to the operations of BK China (the “BK China JV”). CPE invested $350 million of primary capital into the BK China JV. Following the transaction, we deconsolidated BK China, began accounting for our remaining 17% equity interest in the BK China JV under the equity method of accounting, and resumed recognizing franchise revenue, primarily related to royalties, from the BK China JV within our INTL segment. We refer to the acquisition of BK China and the subsequent establishment of the BK China JV collectively as the “BK China Transactions.” See Note 5, “BK China” of the Financial Statements and Note 6, “Equity Method Investments” of the Financial Statements for additional information.

Key Operating Metrics
Key performance indicators (“KPIs”) are shown for RBI's five franchisor segments. The KPIs for the Carrols Burger King restaurants are included in the BK segment, and the KPIs for the BK China, PLK China, and FHS Brazil restaurants are included in the INTL segment.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Key Operating Metrics	2026	2025	2026	2025
System-wide Sales Growth (a)	6.4%	5.3%	6.3%	4.1%
System-wide Sales (in US$ millions) (a)	$12,702	$11,853	$24,213	$22,349
Comparable Sales	3.8%	2.4%	3.5%	1.3%
Net Restaurant Growth	2.9%	2.9%	2.9%	2.9%
System Restaurant Count at Period End	33,156	32,229	33,156	32,229
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
Tabular amounts in millions of U.S. dollars unless noted otherwise. Totals, variances, and percentage changes may not calculate exactly due to rounding.

Consolidated	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$788	$732	$56	$—	$56	$1,474	$1,343	$131	$24	$107
Company restaurant sales	617	600	17	1	16	1,176	1,158	18	1	17
Franchise and property revenues	793	760	33	3	30	1,515	1,423	92	26	66
Advertising revenues and other services	322	318	4	—	4	619	595	24	5	19
Total revenues	2,520	2,410	110	4	106	4,784	4,519	265	56	209
Operating costs and expenses:
Supply chain cost of sales	635	589	(46)	1	(47)	1,199	1,085	(114)	(19)	(95)
Company restaurant expenses	508	498	(10)	(1)	(9)	985	966	(19)	(1)	(18)
Franchise and property expenses	139	144	5	—	5	258	274	16	(4)	20
Advertising expenses and other services	369	364	(5)	(2)	(3)	710	675	(35)	(7)	(28)
General and administrative expenses	181	188	7	(2)	9	361	379	18	(7)	25
(Income) loss from equity method investments	(2)	(5)	(3)	—	(3)	(4)	(10)	(6)	—	(6)
Other operating expenses (income), net	(26)	149	175	(2)	177	(47)	232	279	(8)	287
Total operating costs and expenses	1,804	1,927	123	(6)	129	3,462	3,601	139	(46)	185
Income from operations	716	483	233	(2)	235	1,322	918	404	10	394
Interest expense, net	124	132	8	—	8	247	262	15	—	15
Income from continuing operations before income taxes	592	351	241	(2)	243	1,075	656	419	10	409
Income tax (benefit) expense from continuing operations	(73)	87	160	(1)	161	(35)	169	204	(2)	206
Net income from continuing operations	665	264	401	(3)	404	1,110	487	623	8	615
Net loss from discontinued operations (net of tax of $0)	—	1	1	—	1	—	3	3	—	3
Net income	$665	$263	$402	$(3)	$405	$1,110	$484	$626	$8	$618
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
During the three and six months ended June 30, 2026, the increases in Total revenues were primarily driven by higher Supply chain sales and increased system-wide sales across our INTL, BK, TH, and FHS segments. Results also reflect a favorable FX Impact.

During the three and six months ended June 30, 2026, the increases in Income from operations were primarily driven by a net gain on foreign exchange arising from remeasurement of foreign denominated assets and liabilities, primarily related to intercompany financing, compared to a net loss in the prior year, as well as higher segment income across our INTL, BK, TH, and FHS segments.
During the three and six months ended June 30, 2026, the increases in Net income from continuing operations were primarily driven by an increase in Income from operations and an Income tax benefit from continuing operations compared to Income tax expense from continuing operations in the prior year.
General and Administrative Expenses
Our general and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Segment G&A (b):
TH	$34	$34	$—	$—	$—	$68	$71	$3	$(1)	$4
BK	31	31	—	—	—	64	67	3	—	3
PLK	18	19	—	—	—	36	40	4	—	4
FHS	12	13	—	—	—	25	27	1	—	1
INTL	52	47	(5)	(1)	(4)	103	98	(4)	(5)	—
RH	27	23	(3)	—	(3)	51	48	(3)	—	(3)
RH and BK China Transaction costs	3	16	13	—	13	9	22	13	—	13
Corporate restructuring and advisory fees	2	5	3	—	3	4	6	2	—	2
General and administrative expenses	$181	$188	$8	$(2)	$9	$361	$379	$18	$(7)	$24
(b)Segment G&A excludes expenses from non-recurring projects and non-operating activities, such as RH and BK China Transaction costs, and Corporate restructuring and advisory fees (as defined below).
In connection with (a) the Carrols Acquisition, the PLK China Acquisition, and the BK China Transactions, and (b) the anticipated refranchising of restaurants held in the RH segment, primarily those acquired in the Carrols Acquisition, in connection with the planned sunset of the RH segment, we incurred non-recurring fees and expenses, consisting primarily of professional fees, compensation-related expenses, and integration costs, all of which are classified as general and administrative expenses in the condensed consolidated statements of operations (“RH and BK China Transaction costs”). We expect to incur additional RH and BK China Transaction costs in 2026.
In connection with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movement within our structure, as well as services related to significant tax reform legislation and regulations, we incurred non-operating expenses primarily from professional advisory and consulting services (“Corporate restructuring and advisory fees”).
During the three and six months ended June 30, 2026, the decreases in general and administrative expenses were primarily driven by decreases in RH and BK China Transaction costs and Corporate restructuring and advisory fees. For the three months ended June 30, 2026, these factors were partially offset by increases in Segment G&A in our INTL and RH segments, primarily due to higher compensation-related expenses. For the six months ended June 30, 2026, results also reflect lower Segment G&A in our PLK, TH, BK, and FHS segments, primarily due to lower compensation-related expenses, partially offset by higher Segment G&A in our RH segment, primarily due to higher compensation-related expenses. Results also reflect an unfavorable FX Impact.

(Income) Loss from Equity Method Investments
(Income) loss from equity method investments reflects our share of investee net income or loss, as well as gains or losses from changes in our ownership interests in equity investees.
The change in (income) loss from equity method investments reflects changes in earnings of our equity method investments during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.
Other Operating Expenses (Income), net
Our other operating expenses (income), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$(1)	$13	$(1)	$15
Litigation settlements (gains) and reserves, net	1	1	5	4
Net losses (gains) on foreign exchange	(20)	132	(50)	207
Other, net	(6)	3	(1)	6
Other operating expenses (income), net	$(26)	$149	$(47)	$232
Net losses (gains) on disposal of assets, restaurant closures and refranchisings represent long-lived asset impairments, losses (gains) from asset write-offs and sales of properties, and costs related to restaurant closures and refranchisings. Gains and losses recognized in the current period may reflect certain costs related to closures and refranchisings that occurred in previous periods.
Litigation settlements and reserves, net primarily reflect accruals, payments made, and proceeds received in connection with litigation and arbitration matters and other business disputes.
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
Interest Expense, net
Our interest expense, net and the weighted average interest rate on our long-term debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense, net	$124	$132	$247	$262
Weighted average interest rate on long-term debt	4.4%	4.5%	4.4%	4.5%
During the three and six months ended June 30, 2026, interest expense, net decreased primarily due to a decrease in long-term debt, driven by the voluntary repayment of a portion of Term Loan B during 2025.
Income Tax (Benefit) Expense from Continuing Operations
Our effective tax rate was (12.3)% and 24.8% for the three months ended June 30, 2026 and 2025, respectively, and (3.2)% and 25.8% for the six months ended June 30, 2026 and 2025, respectively. The changes in our effective tax rates were primarily due to discrete tax benefits resulting from the movements in net deferred taxes in connection with intra-group reorganizations, partially offset by the impact of the administrative guidance issued by the Organization of Economic Cooperation and Development (“OECD”) in 2025.

Segment Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

TH Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

System-wide Sales Growth (a)	0.4%	3.9%	1.3%	2.1%
System-wide Sales (a)	$2,003	$1,995	$3,741	$3,626
Comparable Sales	0.1%	3.4%	0.8%	1.8%
Comparable Sales - Canada	0.1%	3.6%	0.7%	2.0%
Net Restaurant Growth	1.1%	0.3%	1.1%	0.3%
System Restaurant Count at Period End	4,570	4,521	4,570	4,521
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

TH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Supply chain sales	$788	$732	$56	$—	$57	$1,474	$1,343	$131	$24	$107
Company restaurant sales	11	12	(1)	—	(1)	20	22	(2)	—	(2)
Franchise and property revenues	262	262	—	—	—	495	480	15	9	6
Advertising revenues and other services	76	78	(2)	—	(2)	145	142	3	3	—
Total revenues	1,137	1,083	54	(1)	54	2,134	1,987	147	36	111
Supply chain cost of sales	635	589	(46)	—	(46)	1,199	1,085	(114)	(19)	(94)
Company restaurant expenses	9	10	1	—	1	18	19	1	—	1
Segment F&P expenses	86	83	(3)	—	(3)	168	161	(7)	(3)	(4)
Advertising expenses and other services	90	93	3	—	4	172	159	(12)	(3)	(9)
Segment G&A	34	34	—	—	—	68	71	3	(1)	4
Adjustments:
Cash distributions received from equity method investments	4	4	—	—	—	7	7	—	—	—
Adjusted Operating Income	287	278	9	(1)	10	516	499	17	9	9
During the three and six months ended June 30, 2026, the increases in Total revenues were primarily driven by higher Supply chain sales due to increases in commodity prices and CPG net sales. For the six months ended June 30, 2026, results also reflect a favorable FX Impact.
During the three months ended June 30, 2026, the increase in Adjusted Operating Income was primarily driven by revenue growth, partially offset by higher Supply chain cost of sales primarily due to higher commodity prices.
During the six months ended June 30, 2026, the increase in Adjusted Operating Income was primarily driven by revenue growth and a decrease in Segment G&A primarily due to lower compensation-related expenses. These factors were partially offset by higher Supply chain cost of sales primarily due to higher commodity prices. Adjusted Operating Income was also impacted by increases in Advertising expenses and other services driven by the timing of marketing-related expenditures. Results also reflect a favorable FX Impact.

BK Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

System-wide Sales Growth	8.2%	1.0%	6.9%	(0.3)%
System-wide Sales	$3,193	$2,952	$6,046	$5,652
Comparable Sales	8.6%	1.3%	7.2%	0.0%
Comparable Sales - US	8.5%	1.5%	7.2%	0.2%
Net Restaurant Growth	(0.8)%	(1.2)%	(0.8)%	(1.2)%
System Restaurant Count at Period End	6,992	7,046	6,992	7,046

BK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$44	$61	$(18)	$—	$(18)	$90	$121	$(31)	$—	$(31)
Franchise and property revenues (a)	198	182	15	—	15	376	350	26	—	25
Advertising revenues and other services (b)	155	144	11	—	11	295	273	23	—	22
Total revenues	397	388	9	—	9	762	744	18	1	17
Company restaurant expenses	39	57	18	—	18	82	111	29	—	29
Segment F&P expenses	33	33	—	—	—	66	64	(3)	—	(3)
Advertising expenses and other services	156	147	(10)	—	(10)	297	278	(19)	—	(19)
Segment G&A	31	31	—	—	—	64	67	3	—	3
Adjusted Operating Income	137	121	16	—	16	252	224	28	—	28
(a)Franchise and property revenues include intersegment revenues with RH consisting of royalties and rent of $30 million and $57 million during the three and six months ended June 30, 2026, respectively, and $27 million and $55 million during three and six months ended June 30, 2025, respectively, which are eliminated in consolidation.
(b)Advertising revenues and other services include intersegment revenues with RH consisting of advertising contributions and tech fees of $24 million and $45 million during the three and six months ended June 30, 2026, respectively, and $22 million and $42 million during the three and six months ended June 30, 2025, respectively, which are eliminated in consolidation.
During the three and six months ended June 30, 2026, the increases in Total revenues were primarily driven by the increase in comparable sales, partially offset by the net impact of refranchisings.
During the three and six months ended June 30, 2026, the increases in Adjusted Operating Income were primarily driven by higher Franchise and property revenues.

PLK Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

System-wide Sales Growth	(3.1)%	1.6%	(3.5)%	(0.4)%
System-wide Sales	$1,529	$1,578	$2,950	$3,053
Comparable Sales	(5.1)%	(1.4)%	(5.8)%	(2.7)%
Comparable Sales - US	(5.2)%	(0.9)%	(5.8)%	(2.4)%
Net Restaurant Growth	0.5%	2.5%	0.5%	2.5%
System Restaurant Count at Period End	3,542	3,524	3,542	3,524

PLK Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$46	$46	$—	$—	$—	$90	$93	$(3)	$—	$(3)
Franchise and property revenues	81	87	(6)	—	(5)	156	165	(9)	—	(9)
Advertising revenues and other services	72	77	(6)	—	(6)	143	147	(3)	—	(3)
Total revenues	199	210	(11)	—	(11)	389	404	(15)	—	(15)
Company restaurant expenses	41	40	(1)	—	(1)	79	79	(1)	—	(1)
Segment F&P expenses	3	6	3	—	3	6	8	2	—	2
Advertising expenses and other services	74	80	6	—	6	148	152	3	—	3
Segment G&A	18	19	—	—	—	36	40	4	—	4
Adjusted Operating Income	63	66	(4)	—	(3)	119	126	(7)	—	(7)
During the three and six months ended June 30, 2026, the decreases in Total revenues were primarily driven by the decline in comparable sales.
During the three and six months ended June 30, 2026, the decreases in Adjusted Operating Income were primarily driven by the decline in comparable sales. For the six months ended June 30, 2026, this factor was partially offset by a decrease in Segment G&A, primarily due to lower compensation-related expenses.
During the three and six months ended June 30, 2026, Franchise and property revenues and Segment F&P expenses reflect the non-recurrence of convention revenue and expenses recognized in 2025.

FHS Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

System-wide Sales Growth	7.5%	6.3%	7.4%	6.8%
System-wide Sales	$361	$336	$708	$658
Comparable Sales	0.4%	(0.8)%	0.0%	(0.2)%
Comparable Sales - US	0.7%	(1.1)%	0.5%	(0.4)%
Net Restaurant Growth	8.1%	6.4%	8.1%	6.4%
System Restaurant Count at Period End	1,482	1,371	1,482	1,371

FHS Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Company restaurant sales	$12	$11	$—	$—	$—	$23	$22	$1	$—	$1
Franchise and property revenues	29	28	1	—	1	58	54	4	—	4
Advertising revenues and other services	21	20	1	—	1	40	36	4	—	4
Total revenues	62	59	3	—	3	121	113	9	—	9
Company restaurant expenses	10	9	—	—	—	20	19	(1)	—	(1)
Segment F&P expenses	2	2	—	—	—	4	3	—	—	—
Advertising expenses and other services	21	20	(1)	—	(1)	42	38	(4)	—	(4)
Segment G&A	12	13	—	—	—	25	27	1	—	1
Adjusted Operating Income	17	15	2	—	2	31	26	5	—	5
During the three and six months ended June 30, 2026, the increases in Total revenues and Adjusted Operating Income were primarily driven by the increase in restaurant count.

INTL Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

System-wide Sales Growth (a)	10.7%	9.8%	10.9%	9.3%
System-wide Sales (a)	$5,616	$4,992	$10,768	$9,360
Comparable Sales	5.5%	4.2%	5.6%	3.4%
Comparable Sales - INTL - Burger King	5.4%	4.1%	5.4%	3.4%
Net Restaurant Growth	5.1%	5.4%	5.1%	5.4%
System Restaurant Count at Period End	16,570	15,767	16,570	15,767
(a)System-wide sales growth is calculated on a constant currency basis and therefore will not recalculate to the percentage change in system-wide sales, which is reported on a nominal basis.

INTL Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$253	$228	$24	$3	$21	$488	$428	$60	$16	$44
Advertising revenues and other services	22	21	—	1	(1)	40	40	—	3	(2)
Total revenues	274	250	25	4	20	528	468	60	19	42
Segment F&P expenses	3	9	5	—	5	(11)	14	24	—	24
Advertising expenses and other services	24	23	(2)	(1)	(1)	46	45	—	(3)	3
Segment G&A	52	47	(5)	(1)	(4)	103	98	(4)	(5)	—
Adjusted Operating Income	194	172	23	2	20	390	310	80	11	69
During the three and six months ended June 30, 2026, the increases in Total revenues were primarily driven by higher royalty revenues from Burger King and Popeyes restaurants resulting from the increase in system-wide sales, as well as the resumption of royalty revenues from BK China following the establishment of the BK China JV. Results also reflect a favorable FX Impact.
During the three months ended June 30, 2026, the increase in Adjusted Operating Income was driven by revenue growth, partially offset by an increase in Segment G&A primarily due to higher compensation-related expenses. Results also reflect a favorable FX Impact.
During the six months ended June 30, 2026, the increase in Adjusted Operating Income was driven by revenue growth and a decrease in Segment F&P expenses, reflecting net bad debt recoveries in the current year compared to net bad debt expense in the prior year. Results also reflect a favorable FX Impact.
During the three and six months ended June 30, 2026, Franchise and property revenues and Segment F&P expenses reflect the non-recurrence of convention revenue and expenses recognized in 2025.

RH Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

System-wide Sales	$506	$469	$954	$895
System-wide Sales - BK US	$493	$464	$932	$887
System-wide Sales - INTL	$13	$5	$23	$8
Comparable Sales	9.0%	2.9%	6.8%	1.0%
Comparable Sales - BK US	9.2%	2.9%	6.9%	1.0%
System Restaurant Count at Period End	1,104	1,044	1,104	1,044
System Restaurant Count at Period End - BK US	994	1,012	994	1,012
System Restaurant Count at Period End - INTL	110	32	110	32

RH Segment	Three Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact	Six Months Ended June 30,		Variance	FX Impact (a)	Variance Excluding FX Impact
	2026	2025	Favorable / (Unfavorable)			2026	2025	Favorable / (Unfavorable)
Total revenues	$506	$469	$36	$—	$36	$953	$901	$52	$—	$52
Food, beverage and packaging costs	154	134	(19)	—	(19)	287	255	(32)	—	(31)
Restaurant wages and related expenses	154	152	(2)	—	(2)	300	297	(3)	—	(3)
Restaurant occupancy and other expenses (a)	128	120	(8)	—	(8)	250	233	(17)	—	(17)
Company restaurant expenses	435	406	(29)	—	(29)	836	785	(51)	—	(51)
Advertising expenses and other services (b)	27	24	(3)	—	(3)	50	45	(5)	—	(5)
Segment G&A	27	23	(3)	—	(3)	51	48	(3)	—	(3)
Adjusted Operating Income	17	16	—	—	1	16	23	(7)	(1)	(7)
Note: RH KPIs are shown consistently with RBI’s reporting calendar, but in 2025, results from BK Carrols restaurants in the statements of operations were shown consistently with the Carrols reporting calendar, which for the three and six months ended June 30, 2025 were from March 31, 2025 to June 29, 2025 and from December 30, 2024 to June 29, 2025, respectively.
(a)Restaurant occupancy and other expenses include intersegment royalties and property expenses of $31 million and $58 million during the three and six months ended June 30, 2026, respectively, and $27 million and $55 million for the three and six months ended June 30, 2025, respectively, which are eliminated in consolidation.
(b)Advertising expenses and other services include intersegment advertising expenses and tech fees of $24 million and $45 million during the three and six months ended June 30, 2026, respectively, and $22 million and $42 million for the three and six months ended June 30, 2025, respectively, which are eliminated in consolidation.
The RH segment includes results from (i) Burger King restaurants acquired as part of the Carrols Acquisition and (ii) PLK China and FHS Brazil restaurants. RBI is actively working to refranchise the Carrols Burger King restaurants, and as a result, RH segment results reflect the impact of refranchisings as well as incremental investments in the PLK China and FHS Brazil start-up businesses.
During the three and six months ended June 30, 2026, the increases in Total revenues were primarily driven by an increase in BK US comparable sales and an increase in PLK China restaurant count, partially offset by BK US refranchisings.
During the three months ended June 30, 2026, Adjusted Operating Income remained relatively flat as revenue growth was offset by an increase in Company restaurant expenses. During the six months ended June 30, 2026, the decrease in Adjusted Operating Income was primarily driven by an increase in Company restaurant expenses, partially offset by an increase in revenues. The increase in Company restaurant expenses in both periods reflects higher BK US Company restaurant expenses, primarily driven by increased sales and depreciation and amortization expense, as well as expenses related to scaling our international start-up businesses.

Non-GAAP Reconciliations
The table below contains information regarding Adjusted Operating Income, which is a non-GAAP measure. This non-GAAP measure does not have a standardized meaning under U.S. GAAP and may differ from a similarly captioned measure of other companies in our industry. We believe this non-GAAP measure is useful to investors in assessing our operating performance, as it provides them with the same tools that management uses to evaluate our performance and is responsive to questions we receive from both investors and analysts. By disclosing this non-GAAP measure, we intend to provide investors with a consistent comparison of our operating results and trends for the periods presented. Adjusted Operating Income is defined as income from operations excluding (i) franchise agreement and reacquired franchise rights intangible asset amortization as a result of acquisition accounting, (ii) (income) loss from equity method investments, net of cash distributions received from equity method investments, (iii) other operating expenses (income), net, and, (iv) expenses from non-recurring projects and non-operating activities. For the periods referenced, expenses from non-recurring projects and non-operating activities included (i) non-recurring fees and expenses, consisting primarily of professional fees, compensation-related expenses, and integration costs, incurred in connection with (a) the Carrols Acquisition, the PLK China Acquisition, and the BK China Transactions, and (b) the anticipated refranchising of restaurants held in the RH segment, primarily those acquired in the Carrols Acquisition, in connection with the planned sunset of the RH segment; and (ii) non-operating costs from professional advisory and consulting services associated with certain transformational corporate restructuring initiatives that rationalize our structure and optimize cash movements as well as services related to significant tax reform legislation and regulations. Management believes that these types of expenses are either not related to our underlying profitability drivers or not likely to reoccur in the foreseeable future, and the varied timing, size, and nature of these projects may cause volatility in our results unrelated to the performance of our core business that does not reflect trends of our core operations.
Adjusted Operating Income is used by management to measure operating performance of the business, excluding these non-cash and other specifically identified items that management believes are not relevant to management’s assessment of our operating performance. Adjusted Operating Income, as defined above, also represents our measure of segment income for each of our operating segments.

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)

Income from operations	$716	$483	$233	$1,322	$918	$404
Franchise agreement and reacquired franchise rights amortization	16	17	1	32	33	1
RH and BK China Transaction costs	3	16	13	9	22	13
Corporate restructuring and advisory fees	2	5	3	4	6	2
Impact of equity method investments (a)	3	(1)	(4)	4	(3)	(7)
Other operating expenses (income), net	(26)	149	175	(47)	232	279
Adjusted Operating Income	$715	$668	$46	$1,324	$1,208	$116

Segment income
TH	$287	$278	$9	$516	$499	$17
BK	137	121	16	252	224	28
PLK	63	66	(4)	119	126	(7)
FHS	17	15	2	31	26	5
INTL	194	172	23	390	310	80
RH	17	16	—	16	23	(7)
Adjusted Operating Income	$715	$668	$46	$1,324	$1,208	$116
(a)Represents (i) (income) loss from equity method investments and (ii) cash distributions received from our equity method investments. Cash distributions received from our equity method investments are included in Adjusted Operating Income.
The increases in Adjusted Operating Income for the three and six months ended June 30, 2026 reflect increases in segment income in our INTL, BK, TH, and FHS segments, partially offset by decreases in segment income in our PLK segment. For the six months ended June 30, 2026, these factors were also partially offset by a decrease in segment income in our RH segment.

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
As of June 30, 2026, we had cash and cash equivalents of $1,063 million and borrowing availability of $1,248 million under our senior secured revolving credit facility (the “Revolving Credit Facility”). Based on our current level of operations and available cash, we believe our cash flow from operations, combined with our availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending over the next twelve months.
Burger King is executing its multi-year "Reclaim the Flame" plan to accelerate sales growth and drive franchisee profitability. This plan includes investing up to $700 million through year-end 2028, comprised of advertising and digital investments (which we completed in 2024) and high-quality remodels and relocations, restaurant technology, kitchen equipment, and building enhancements ("Royal Reset"). As of June 30, 2026, we have funded $194 million out of up to $550 million planned toward the Royal Reset investments. These amounts are not inclusive of funds applied to remodels of Burger King restaurants acquired in the Carrols Acquisition.
As of June 30, 2026, we had outstanding cross-currency rate swap contracts designated as hedges between the Canadian dollar and U.S. dollar in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $5,700 million and between the euro and U.S. dollar, in which we receive quarterly fixed-rate interest payments on the U.S. dollar aggregate amount of $2,750 million. We expect to receive $50 million in fixed-rate interest payments in the next twelve months in connection with these outstanding cross-currency swaps.
On August 6, 2025, RBI's board of directors approved a share repurchase authorization of up to $1,000 million of RBI common shares from September 15, 2025 until September 30, 2027. On September 12, 2025, in furtherance of this share repurchase authorization, RBI announced that the Toronto Stock Exchange had accepted and approved the notice of RBI's intention to renew RBI's normal course issuer bid, permitting the repurchase of up to 32,326,078 common shares for the 12-month period commencing September 16, 2025 and ending on September 15, 2026. During the six months ended June 30, 2026, RBI repurchased 2,284,609 of RBI's common shares for $171 million, and as of June 30, 2026, had $829 million remaining under the new share repurchase authorization. Subsequent to June 30, 2026 through July 31, 2026, RBI repurchased 463,385 of RBI's common shares for $35 million and as of July 31, 2026 had $794 million remaining under the share repurchase authorization.
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
Debt Instruments and Debt Service Requirements
As of June 30, 2026, our total debt consists primarily of borrowings under our Credit Facilities, amounts outstanding under our Senior Notes, and obligations under finance leases.
As of June 30, 2026, two of our subsidiaries have a credit agreement governing our senior secured term loan facilities (the “Term Loan Facilities”), under which $5,682 million was outstanding with a weighted average interest rate of 5.23%. The interest rate applicable to borrowings under our Term Loan A and Revolving Credit Facility is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin varying from 0.00% to 0.50%, or (ii) Term SOFR (Secured Overnight Financing Rate), subject to a floor of 0.00%, plus an applicable margin varying between 0.75% to 1.50%, in each case, determined by reference to a net first lien leverage based pricing grid. The interest rate applicable to borrowings under our Term Loan B is, at our option, either (i) a base rate, subject to a floor of 1.00%, plus an applicable margin of 0.75%, or (ii) Term SOFR, subject to a floor of 0.00%, plus an applicable margin of 1.75%.

Based on the amounts outstanding under the Term Loan Facilities and SOFR as of June 30, 2026, subject to a floor of 0.00%, required debt service for the next twelve months is estimated to be approximately $301 million in interest payments and $48 million in principal payments. In addition, based on SOFR as of June 30, 2026, net cash settlements that we expect to receive on our $4,000 million interest rate swaps are estimated to be approximately $43 million for the next twelve months. Based on the amounts outstanding at June 30, 2026, required debt service for the next twelve months on all of the Senior Notes outstanding is approximately $337 million in interest payments and no principal payments.
Restrictions and Covenants
As of June 30, 2026, we were in compliance with all applicable financial debt covenants under the Credit Facilities and the indentures governing our Senior Notes.

Cash Distributions/Dividends
On July 7, 2026, RBI paid a cash dividend of $0.65 per RBI common share and Partnership made a distribution on the same day to RBI as holder of Class A common units in the amount of the aggregate dividends paid by RBI on RBI common shares. On July 7, 2026, Partnership also made a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit.
The RBI board of directors has declared a cash dividend of $0.65 per RBI common share, which will be paid on October 2, 2026 to RBI common shareholders of record on September 18, 2026. Partnership will make a distribution to RBI as holder of Class A common units in the amount of the aggregate dividends declared and paid by RBI on RBI common shares. Partnership will also make a distribution in respect of each Partnership exchangeable unit in the amount of $0.65 per Partnership exchangeable unit, and the record date and payment date for such distribution will be the same as the record date and payment date for the cash dividend per RBI common share set forth above.
In addition, because we are a holding company, our ability to pay cash distributions on our Partnership exchangeable units may be limited by restrictions under our debt agreements.
Outstanding Security Data
As of July 31, 2026, we had outstanding 229,853,003 Class A common units issued to RBI and 105,750,828 Partnership exchangeable units. During the six months ended June 30, 2026, Partnership exchanged 3,603,172 Partnership exchangeable units pursuant to exchange notices received.
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

Comparative Cash Flows
Operating Activities
Cash provided by operating activities was $757 million for the six months ended June 30, 2026, compared to $567 million during the same period in the prior year. The change in cash provided by operating activities was primarily driven by an increase in segment income in our INTL, BK, TH and FHS segments, a decrease in income tax payments, and a decrease in interest payments.
Investing Activities
Cash used for investing activities was $60 million for the six months ended June 30, 2026, compared to $202 million during the same period in the prior year. The change in cash used for investing activities was primarily driven by the acquisition of BK China in 2025.
Financing Activities
Cash used for financing activities was $753 million for the six months ended June 30, 2026, compared to $555 million during the same period in the prior year. The change in cash used for financing activities was primarily driven by repurchases of RBI common shares in 2026 and an increase in dividend payments.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes during the six months ended June 30, 2026 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and Canadian securities regulatory authorities on February 20, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management of RBI, as the general partner of Partnership, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of RBI, of the effectiveness of Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2026. Based on that evaluation, the CEO and CFO of RBI concluded that Partnership’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
The management of RBI, as general partner of Partnership, including the CEO and CFO, confirm there were no changes in Partnership’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Partnership’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements

Certain information contained in this report, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of the Canadian securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions and include, without limitation, statements regarding our expectations or beliefs regarding (i) the impact of macro-economic events and their potential to adversely impact our business, results of operations, liquidity, prospects and restaurant operations and those of our franchisees; (ii) our future financial obligations, including annual debt service requirements, capital expenditures and distributions, including to fund RBI’s dividend payments, guarantees and indemnification obligations, and our ability and the sources of funds to meet such obligations; (iii) our future uses of liquidity, including debt repayments, investment activity, and distributions, including to fund RBI’s dividend payments and share repurchases; (iv) our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows, as well as expected cash receipts under cross-currency rate swap contracts and interest rate swaps; (v) certain accounting and financial-reporting matters, including the impact of changes in accounting standards, the assumptions underlying our critical accounting estimates and the nature, timing, amount, recurrence and impact of certain expenses and other items on our results of operations; (vi) certain tax matters, including our estimates with respect to tax matters and their impact on future periods, and any costs associated with contesting tax liabilities; (vii) the adequacy of our cash on hand and credit facilities to meet our current requirements; (viii) certain litigation matters; (ix) refranchising of Burger King restaurants acquired in the Carrols Acquisition; (x) our efforts to identify long-term partners for PLK China and new investors for FHS Brazil and the subsequent sunset of the RH segment; and (xi) future RH and BK China Transaction costs.

Our forward-looking statements, included in this report and elsewhere, represent management’s expectations as of the date that they are made. Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, among other things, risks related to (1) our supply chain operations; (2) increased commodity prices; (3) significant and rapid fluctuations in interest rates and in the currency exchange markets and the effectiveness of our hedging activity; (4) changes in applicable tax laws or interpretations thereof, and our ability to accurately interpret and predict the impact of such changes or interpretations on our financial condition and results; (5) the effectiveness of our marketing, advertising and digital programs and franchisee support of these programs; (6) the effectiveness of our operational and culinary initiatives; (7) our reliance on franchisees, including master franchisees and subfranchisees, to accelerate restaurant growth and execute their development commitments (including for BK China); (8) our relationship with, and the success of, our franchisees and risks related to our franchised business model; (9) our franchisees' financial stability and their ability to access and maintain the liquidity necessary to operate their businesses; (10) evolving legislation and regulations, including in the area of franchise and labor and employment law; (11) global economic or other business conditions that may affect the desire or ability of our guests to purchase our products, such as inflationary pressures, high unemployment levels, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health, food safety, brand identity and value; (12) our ability to refranchise restaurants acquired in the Carrols Acquisition and to identify and successfully consummate agreements with new partners for PLK China and new investors for FHS Brazil when we plan to do so, and our ability to subsequently sunset the RH segment; (13) the ability to access liquidity under our credit facilities and derivatives, including counterparty risks; (14) our indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations; (15) our ability to successfully estimate the impact of certain accounting matters, including changes to factors underlying our critical accounting estimates and the price and pace of refranchisings; (16) tariffs and their impact on economic conditions or our business; (17) our ownership and leasing of real estate; and (18) risks related to unforeseen events, such as natural disasters or pandemics.

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

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 15, Commitments and Contingencies.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of RBI adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
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

101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as iXBRL and contained in Exhibit 101)
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESTAURANT BRANDS INTERNATIONAL LIMITED PARTNERSHIP
	By:	Restaurant Brands International Inc., its general partner

Date: August 6, 2026	By:	/s/ Sami Siddiqui
		Name:	Sami Siddiqui
		Title:	Chief Financial Officer of Restaurant Brands International Inc. (principal financial officer) (duly authorized officer)